Form 10-Q
period 2016-06-30
ACORN ENERGY, INC.
filed 2016-08-15
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2016
Common Stock, $0.01 par value per share	29,322,574

ACORN ENERGY, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended June 30, 2016

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

PART I

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of December 31, 2015	As of June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$124	$623
Restricted deposits	2,172	—
Escrow deposit	100	—
Accounts receivable, net of provisions for doubtful accounts of $20 and $34 at December 31, 2015 and June 30, 2016, respectively	6,389	432
Unbilled revenue	3,849	—
Inventory, net	506	230
Other current assets	1,633	837
Current assets – discontinued operations	1,079	51
Total current assets	15,852	2,173
Investment in DSIT	—	5,416
Property and equipment, net	954	253
Escrow deposit	—	579
Severance assets	3,558	—
Restricted deposits	2,951	—
Goodwill	516	—
Other assets	470	211
Non-current assets – discontinued operations	29	—
Total assets	$24,330	$8,632
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$1,916	$123
Leap Tide loan payable, net of discount	1,900	—
Accounts payable	2,346	587
Accrued payroll, payroll taxes and social benefits	1,320	540
Deferred revenue	5,251	1,853
Other current liabilities	2,260	609
Current liabilities – discontinued operations	1,827	1,729
Total current liabilities	16,820	5,441
Long-term liabilities:
Accrued severance	4,984	—
Other long-term liabilities	849	668
Due to DSIT	—	978
Non-current liabilities – discontinued operations	19	16
Total long-term liabilities	5,852	1,662
Commitments and contingencies
Equity:
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share:
Authorized – 42,000,000 shares; Issued –28,127,511 and 30,124,494 shares at December 31, 2015 and June 30, 2016, respectively	281	301
Additional paid-in capital	98,977	99,912
Warrants	1,597	1,600
Accumulated deficit	(97,191)	(97,730)
Treasury stock, at cost – 801,920 shares at December 31, 2015 and June 30, 2016	(3,036)	(3,036)
Accumulated other comprehensive loss	(262)	(242)
Total Acorn Energy, Inc. shareholders’ equity	366	805
Non-controlling interests	1,292	724
Total equity	1,658	1,529
Total liabilities and equity	$24,330	$8,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Six months ended June 30,		Three months ended June 30,
	2015	2016	2015	2016

Revenue	$7,815	$6,676	$4,105	$1,915
Cost of sales	4,904	4,263	2,436	1,133
Gross profit	2,911	2,413	1,669	782
Operating expenses:
Research and development expenses, net of credits	902	658	492	293
Selling, general and administrative expenses	4,793	3,830	2,471	1,205
Total operating expenses	5,695	4,488	2,963	1,498
Operating loss	(2,784)	(2,075)	(1,294)	(716)
Finance expense, net	(64)	(548)	(64)	(275)
Loss before income taxes	(2,848)	(2,623)	(1,358)	(991)
Income tax benefit (expense)	13	(19)	(20)	(11)
Net loss after income taxes	(2,835)	(2,642)	(1,378)	(1,002)
Gain on sale of interest in DSIT, net of income taxes and transaction costs	—	3,543	—	3,543
Share of income in DSIT	—	25	—	25
Income (loss) before discontinued operations	(2,835)	926	(1,378)	2,566
Loss from discontinued operations, net of income taxes	(3,275)	(1,610)	(1,798)	(224)
Net income (loss)	(6,110)	(684)	(3,176)	2,342
Non-controlling interest share of net (income) loss – continuing operations	16	145	(4)	94
Non-controlling interest share of net loss – discontinued operations	176	—	31	—
Net income (loss) attributable to Acorn Energy, Inc. shareholders	$(5,918)	$(539)	$(3,149)	$2,436

Basic net income (loss) per share attributable to Acorn Energy, Inc. shareholders:
Continuing operations	$(0.11)	$0.04	$(0.05)	$0.10
Discontinued operations	(0.11)	(0.06)	(0.07)	(0.01)
Total attributable to Acorn Energy, Inc. shareholders	$(0.22)	$(0.02)	$(0.12)	$0.09

Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic	26,476	27,644	26,476	27,963

Diluted net income (loss) per share attributable to Acorn Energy, Inc. shareholders:
Continuing operations	$(0.11)	$0.04	$(0.05)	$0.10
Discontinued operations	(0.11)	(0.06)	(0.07)	(0.01)
Total attributable to Acorn Energy, Inc. shareholders	$(0.22)	$(0.02)	$(0.12)	$0.09
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – diluted	26,476	27,651	26,476	27,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(IN THOUSANDS)

	Six months ended June 30,		Three months ended June 30,
	2015	2016	2015	2016

Net income (loss) attributable to Acorn Energy, Inc. shareholders	$(5,918)	$(539)	$(3,149)	$2,436
Other comprehensive income (loss):
Foreign currency translation adjustments	18	18	86	(1)
Comprehensive income (loss)	(5,900)	(521)	(3,063)	2,435
Comprehensive income (loss) attributable to non-controlling interests	(13)	2	(11)	3
Comprehensive income (loss) attributable to Acorn Energy, Inc. shareholders	$(5,913)	$(519)	$(3,074)	$2,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

(IN THOUSANDS)

	Acorn Energy, Inc. Shareholders
	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Acorn Energy, Inc. Shareholders’ Equity	Non- controlling interests	Total Equity
Balances as of December 31, 2015	28,128	$281	$98,977	$1,597	$(97,191)	$(3,036)	$(262)	$366	$1,292	$1,658
Net loss	—	—	—	—	(539)	—	—	(539)	(145)	(684)
Differences from translation of subsidiaries’ financial statements	—	—	—	—	—	—	20	20	(2)	18
Conversion of loan to Common Stock	466	5	110	—	—	—	—	115	—	115
Shares issued in connection with loan from Leap Tide	1,531	15	352	—	—	—	—	367	—	367
Deconsolidation of DSIT	—	—	242	—	—	—	—	242	(371)	(129)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(50)	(50)
Warrants issued	—	—	(3)	3	—	—	—	—	—	—
Stock option compensation	—	—	234	—	—	—	—	234	—	234
Balances as of June 30, 2016	30,125	$301	$99,912	$1,600	$(97,730)	$(3,036)	$(242)	$805	$724	$1,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Six months ended June 30,
	2015	2016
Cash flows used in operating activities:
Net loss	$(6,110)	$(684)
Adjustments to reconcile net loss to net cash used in operating activities (see Schedule A)	12,182	(1,679)
Net cash provided by (used in) operating activities – continuing operations	6,072	(2,363)
Net cash used in operating activities – discontinued operations	(2,032)	(548)
Net cash provided by (used in) operating activities	4,040	(2,911)
Cash flows provided by (used in) investing activities:
Acquisitions of property and equipment	(101)	(33)
Proceeds from the sale of interests in DSIT, net of transaction costs and cash divested	—	3,947
Escrow deposits	—	(579)
Release of escrow deposits	—	100
Restricted deposits	(6,950)	(75)
Release of restricted deposits	126	868
Amounts funded for severance assets	(188)	(69)
Net cash provided by (used in) investing activities – continuing operations	(7,113)	4,159
Net cash used in investing activities – discontinued operations	—	—
Net cash provided by (used in) investing activities	(7,113)	4,159
Cash flows provided by (used in) financing activities:
Short-term credit, net	(50)	903
Proceeds from the exercise of DSIT options	—	391
Repayment of Leap Tide	—	(2,000)
Proceeds from director loans	—	375
Repayments of director loans	—	(275)
Repayments of long-term debt	(64)	(43)
Net cash used in financing activities – continuing operations	(114)	(649)
Net cash used in financing activities – discontinued operations	(731)	(138)
Net cash used in financing activities	(845)	(787)

Effect of exchange rate changes on cash and cash equivalents – continuing operations	4	(5)
Effect of exchange rate changes on cash and cash equivalents – discontinued operations	(59)	18

Net increase (decrease) in cash and cash equivalents	(3,973)	474
Cash and cash equivalents at the beginning of the year – discontinued operations	192	48
Cash and cash equivalents at the beginning of the year – continuing operations	4,681	124
Cash and cash equivalents at the end of the period – discontinued operations	59	23
Cash and cash equivalents at the end of the period – continuing operations	$841	$623

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

		Six months ended June 30,
		2015	2016
A.	Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
	Loss from discontinued operations	$3,275	$1,610
	Depreciation and amortization	150	107
	Accretion of Leap Tide discount	—	100
	Common stock issued for Leap Tide interest accrued	—	281
	Conversion to common stock of interest due to director	—	15
	Gain on sale of interests in DSIT, net of income taxes and transaction costs	—	(3,543)
	Share of income in DSIT	—	(25)
	Increase in accrued severance	203	67
	Stock-based compensation	377	234
	Deferred taxes	3	18
	Other	50	36
	Change in operating assets and liabilities:
	Decrease (increase) in accounts receivable, unbilled revenue, other current and other assets	1,166	(135)
	Decrease (increase) in inventory	53	(21)
	Increase (decrease) in deferred revenue	5,263	(1,158)
	Increase in accounts payable, accrued payroll, payroll taxes and social benefits, other current liabilities and other liabilities	1,642	735
		$12,182	$(1,679)

B.	Non-cash investing and financing activities:
	Adjustment of paid-in-capital and non-controlling interest from the deconsolidation of DSIT		$242
	Conversion of director loan to common stock		$100
	Accrual of preferred dividends to outside investor in OmniMetrix		$50
	Investment in DSIT from deconsolidation		$5,391

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1— BASIS OF PRESENTATION AND LIQUIDITY

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. All dollar amounts in the notes to the condensed consolidated financial statements are in thousands except for per share data.

Certain reclassifications have been made to the Company’s condensed consolidated financial statements for the six month period ended June 30, 2015 to conform to the current period’s condensed consolidated financial statement presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

On April 21, 2016, the Company closed on a transaction for the sale of a portion of its interests in DSIT Solutions, Ltd. (see Note 3). As a result of the transaction, the Company’s holdings in DSIT were reduced from 78.7% (on a fully diluted basis) to 41.2% and, subsequent to the DSIT Transaction, the Company has limited representation on the DSIT Board of directors. Accordingly, following the sale, the Company no longer consolidates the results of DSIT. Operating results for DSIT through April 21, 2016 are consolidated in continuing operations while the Company’s share of DSIT’s results for the period from April 22, 2016 to June 30, 2016 are included in the Company’s unaudited Condensed Consolidated Statements of Operations in the line “Share of income in DSIT” under the equity method of accounting.

The Company currently does not have sufficient cash flow for the next twelve months. As of June 30, 2016, the Company had approximately $518 of non-escrow corporate cash and cash equivalents. On July 12, 2016, the Company and its GridSense subsidiary closed on a transaction for the sale of GridSense’s assets (see Note 13 – Subsequent Events). As a result of the transaction, the Company’s GridSense subsidiary received gross proceeds of $1,000. Following the sale, GridSense paid off approximately $240 of previously accrued severance and other payroll costs. The Company expects that the remaining proceeds from the sale, after transaction costs and an indemnity escrow of $100 will be allocated by an independent liquidation officer to satisfy, to the extent of the funds available, the claims of GridSense creditors, including Acorn which is GridSense’s largest creditor. The Company cannot determine with certainty the amount, if any, of these remaining proceeds that may be available to it.

Additional liquidity will be necessary to finance the operating activities of Acorn and the operations of its OmniMetrix subsidiary. The Company will continue to pursue sources of funding, which may include loans from related and/or non-related parties, a sale or partial sale of one or more of its businesses, finding a strategic partner or equity financings. There can be no assurance additional funding will be available at terms acceptable to the Company. There can be no assurance that the Company will be able to successfully utilize any of these possible sources to provide additional liquidity. If additional funding is not available in sufficient amounts, Acorn will not be able to fund its own corporate activities during the next twelve months, which could materially impact its ability to continue operations, and the Company may not be able to fund OmniMetrix as it has historically, which could materially impact its carrying value. As such, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

NOTE 2—RECENT AUTHORITATIVE GUIDANCE

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15 “Presentation of Financial Statements—Going Concern,” outlining management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern, along with the required disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter with early adoption permitted. The Company does not anticipate a material impact to our financial statements as a result of this change.

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

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3—DSIT SOLUTIONS, LTD. (“DSIT”)

On April 21, 2016 (the “Closing Date”), the Company closed on a transaction (the “DSIT Transaction”) initially entered into on January 28, 2016 for the sale of a portion of its interests DSIT Solutions, Ltd. business to Rafael Advanced Defense Systems Ltd., a major Israeli defense company. At closing, Acorn received gross proceeds of $4,913 before escrow, fees and taxes. From the gross proceeds, the Company deposited approximately $579 to satisfy the escrow requirements in the sale. The Company expects the escrow deposit to be released 18 months from the Closing Date. The Company also paid an Israeli withholding tax of approximately $266 and incurred transaction costs of $184. In connection with the DSIT Transaction, the Company recorded a gain of $3,543. The Company is also eligible to receive its 82.4% pro-rata share of a $1,000 earn-out over a three-year period if certain operating results targets are met. The earn-out is not included in the determination of the gain in the DSIT Transaction and will only be recorded as a gain if and when the parties agree that the earn-out has in fact been earned.

Prior to the Closing Date, all options in the DSIT Key Employee Stock Option Plan were exercised and DSIT received proceeds of $391 and the Company’s holdings in DSIT were reduced from 88.3% to $78.7%. As a result of the DSIT Transaction, the Company’s holdings in DSIT were reduced from 78.7% to 41.2% and subsequent to the DSIT Transaction, the Company has limited representation on the DSIT Board of directors. Accordingly, after the Closing Date, the Company no longer consolidates the results of DSIT.

Assets and liabilities related to the deconsolidated operations of DSIT are as follows:

	December 31, 2015	At the Closing Date
Current assets:
Cash and cash equivalents	$7	$516
Restricted deposits	2,172	2,517
Accounts receivable	5,826	5,166
Unbilled revenue	3,849	4,779
Inventory	230	297
Other current assets	698	935
Total current assets	12,782	14,210
Property and equipment, net	654	620
Severance assets	3,558	3,762
Restricted deposits	2,951	1,815
Due from Acorn	802	916
Goodwill	516	536
Other assets	124	80
Total assets	$21,387	$21,939

Current liabilities:
Short-term bank credit and current maturities of long-term bank debt	$1,917	$2,655
Accounts payable	1,869	2,072
Accrued payroll, payroll taxes and social benefits	1,261	1,286
Deferred revenue	3,487	2,219
Other current liabilities	1,417	1,615
Total current liabilities	9,951	9,847
Accrued severance	4,894	5,209
Other long-term liabilities	82	38
Total liabilities	$15,017	$15,094

The Due from Acorn balance is comprised of a loan of $340 from DSIT and unreimbursed expenses of $328, both of which accrue interest at 3.15% per annum. Such balances are due the earlier of December 31, 2017 or the sale of Acorn’s remaining shares in DSIT. In addition to the above balances, the Due from Acorn balance also includes $248 with respect to provisions for severance and vacation for the Company’s CFO who is an employee of DSIT. DSIT’s balance sheet at June 30, 2016 is not materially different from its balance sheet at the Closing Date.

DSIT’s results are included in the Company’s Condensed Consolidated Statements of Operations through the Closing Date and are presented below:

	January 1, 2015 to June 30, 2015	January 1, 2016 to the Closing Date	April 1, 2015 to June 30, 2015	April 1, 2016 to the Closing Date

Revenue	$6,452	$5,074	$3,415	$1,154
Cost of sales	4,357	3,443	2,124	729
Gross profit	2,095	1,631	1,291	425
Research and development expenses, net	610	469	343	181
Selling, general and administrative expenses	1,556	1,063	844	206
Operating income (loss)	(71)	99	104	38
Finance expense, net	(61)	(27)	(61)	(13)
Income (loss) before income taxes	(132)	72	43	25
Income tax benefit (expense)	13	(19)	20	(10)
Net income (loss)	(119)	53	63	15
Net (income) loss attributable to non-controlling interests	17	(9)	(3)	(3)
Net income (loss) attributable to Acorn Energy Inc.	$(102)	$44	$60	$12

As indicated above, after the Closing Date, the Company no longer consolidates the results of DSIT. After the Closing Date, the Company accounts for its investment in DSIT under the equity method. The initial balance of the Company’s investment in DSIT ($5,391) was determined based the fair value of its 41.2% holdings in DSIT following the DSIT Transaction and the $13,100 value attributed to DSIT in the DSIT Transaction. In the period following the Closing Date, the Company recorded $25 as its 41.2% share of DSIT’s net income for the period from the Closing Date to June 30, 2016.

NOTE 4—Discontinued Operations

(a) GridSense

On April 21, 2016, the Company announced that it has decided to cease operations of its GridSense subsidiary and initiate the liquidation of the GridSense assets. As a result of this decision, GridSense is being reported as a discontinued operation. Following the decision to cease GridSense operations, the Company has written down all GridSense assets to their estimated realizable values and accrued for estimated severance costs of $140 and lease commitments of $100 in GridSense’s first quarter results. On July 12, 2016, the Company and its GridSense Inc. subsidiary completed a sale of GridSense’s assets. See Subsequent Events – Note 13.

Assets and liabilities related to the discontinued operations of GridSense are as follows:

	As at
	December 31, 2015	June 30, 2016

Cash and cash equivalents	$48	$23
Other current assets and non-current assets	1,060	28
Total assets	$1,108	$51
Short-term bank credit	$138	$—
Accounts payable	950	953
Accrued payroll, payroll taxes and social benefits	186	317
Other current and non-current liabilities	572	475
Total liabilities	$1,846	$1,745

GridSense had a working agreement with its bank to allow GridSense to borrow against 80% of certain accounts receivable balances up to $750 at an interest equal to 1.25% per month. At December 31, 2015, GridSense was utilizing approximately $138 of its accounts receivable line. At June 30, 2016, GridSense was not utilizing its accounts receivable line. The accounts receivable line expired on July 16, 2016.

GridSense’s losses for the three and six months ended June 30, 2015 and 2016 are included in “Loss from discontinued operations, net of income taxes” in the Company’s Condensed Consolidated Statements of Operations. Summarized financial information for GridSense’s operations for the three and six months ended June 30, 2015 and 2016 are presented below:

	Six months ended June 30,		Three months ended June 30,
	2015	2016	2015	2016
Revenue	$1,610	$207	$702	$64
Gross profit	$273	$23	$(4)	$53
Net loss	$(2,069)	$(1,610)	$(1,600)	$(224)

(b) US Seismic Systems Inc. (“USSI”)

In early 2015, the Company’s Board of Directors decided that it would no longer continue to fund USSI’s activities following the significant decline in oil prices which led to significantly reduced demand for USSI’s products. At that time, USSI effectively suspended operations and terminated substantially all employees.

On September 28, 2015, the Board of Directors of USSI approved a motion to file a voluntary petition for protection under Chapter 7 of the United States Bankruptcy Code (a “Chapter 7 Bankruptcy”). Such filing was made on September 30, 2015. Under a Chapter 7 Bankruptcy, control of USSI no longer rests with the Company, but rather with a court-appointed trustee. Accordingly, effective September 30, 2015, the Company no longer consolidates the assets, liabilities or operating results of USSI.

USSI’s losses for the three and six months ended June 30, 2015 are included in “Loss from discontinued operations, net of income taxes” in the Company’s Condensed Consolidated Statements of Operations. Summarized financial information for USSI’s operations for the three and six months ended June 30, 2015 is presented below:

	Six months ended June 30, 2015	Three months ended June 30, 2015
Revenues	$79	$79
Gross profit	$(86)	$4

Net loss	$(1,381)	$(229)
Net loss attributable to non-controlling interests	$175	$31
Net loss attributable to Acorn Energy Inc.	$(1,206)	$(198)

NOTE 5—RESTRUCTURING AND RELATED CHARGES

In 2013, OmniMetrix restructured its operations to better align expenses with revenues following a change in management. The restructuring involved employee severance and termination benefits as well as a charge for a significant reduction in the utilization of its leased facility in Buford and a write-down of a majority of the remaining book value of leasehold improvements associated with the leased facility. At December 31, 2015, $204 of lease payments associated with the reduced utilization of leased facilities remained unpaid. During the six months ended June 30, 2016, OmniMetrix paid $11 of this liability. The total remaining accrued restructuring balance of $193 is expected to be paid in full by December 31, 2019 and is included in Other current liabilities ($46) and Other liabilities ($147) in the Company’s condensed consolidated balance sheets.

NOTE 6—INVENTORY, NET

The composition of inventory is as follows:

	As of December 31, 2015	As of June 30, 2016
Raw materials	$287	$213
Work-in-process	189	—
Finished goods	30	17
	$506	$230

At both December 31, 2015 and June 30, 2016, the Company’s inventory reserve was $22.

Following the closing of the DSIT Transaction (see Note 3), the Company no longer consolidates the results of DSIT, but rather reports its investment in DSIT using the equity method. Accordingly, the Company no longer includes DSIT inventory on the Company’s condensed consolidated balance sheets. Balances at December 31, 2015 include $41 of raw materials and $189 of work-in-process related to DSIT.

NOTE 7—GOODWILL

The changes in the carrying amount of goodwill in the Company’s Energy & Security Sonar Solutions segment from December 31, 2015 to June 30, 2016 was as follows:

Total
Balance at December 31, 2015	$516
Translation adjustment	20
Deconsolidation of DSIT	(536)
Balance at June 30, 2016	$—

Following the closing of the DSIT Transaction (see Note 3), the Company no longer consolidates the results of DSIT, but rather reports its investment in DSIT using the equity method. Accordingly, the Company eliminated this goodwill as part of the deconsolidation of DSIT.

NOTE 8—Loans from Directors

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

On April 29, 2016, following the receipt of the net proceeds from the DSIT Transaction (see Note 3), the Company repaid in full $275 ($200 from one director and $75 from a another director) the principal amount of the promissory notes plus interest equal to 15% of the amounts borrowed under the promissory notes.

In addition, a third director who had lent the Company $100, elected to convert the principal and the $15 of interest due into Common Stock of the Company. In accordance with the terms of the promissory note, the director received 465,587 shares of Common Stock of the Company.

NOTE 9—CHANGE OF SENIOR MANAGEMENT

(a) Resignation of the Company’s President and CEO

Effective January 28, 2016, the Company’s President and CEO (John A. Moore) tendered his resignation to the Board. The Board determined that such resignation was for “Good Reason” as such term is defined under Mr. Moore’s Employment Agreement. Accordingly, beginning on August 1, 2016 and continuing until on or about July 15, 2017, the Company will make aggregate severance payments to Mr. Moore of $425. The Company is making such severance payments in accordance with its regular payroll practices. In addition, the Company is reimbursing Mr. Moore up to an aggregate of $17 over the twelve-month period from February 2016 to January 2017 for the costs associated with Mr. Moore’s medical insurance. The above amounts were included in Selling, general and administrative expenses in the Company’s unaudited condensed consolidated Statements of Operations in the first quarter of 2016. In addition, in accordance with his Employment Agreement, all of Mr. Moore’s unvested options become vested as of the date of his resignation.

(b) Appointment of new President and CEO

Effective January 28, 2016, Acorn engaged Jan H. Loeb to be the Company’s President and CEO under a consulting agreement (the “Consulting Agreement”) with a company (the “Consultant”) managed by Mr. Loeb. Under the Consulting Agreement, the Consultant is to be paid a monthly fee of $17 for the term of the Consulting Agreement (through January 7, 2017). Pursuant to the Consulting Agreement, on March 16, 2016, Acorn issued to the Consultant, for nominal consideration, warrants exercisable for 35,000 shares of Acorn common stock. The exercise price of the warrants is $0.13 per share. One-fourth of the warrants were immediately exercisable with the remainder becoming exercisable in equal increments on each of June 16, 2016, September 16, 2016 and December 16, 2016. The warrants expire on the earlier of (a) March 16, 2023 and (b) 18 months from the date Mr. Loeb ceases to be a director, officer, employee or consultant of Acorn.

NOTE 10—EQUITY

(a) Acorn Stock Options

A summary of stock option activity for the six months ended June 30, 2016 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,364,918	$3.51
Granted	50,000	$0.14
Exercised	—	—
Forfeited or expired	(95,503)	$3.89
Outstanding at June 30, 2016	2,319,415	$3.42	4.8 years	$3
Exercisable at June 30, 2016	2,191,080	$3.55	4.8 years	$1

In connection with the January 28, 2016 resignation of the Company’s then President and CEO (John A. Moore) (see Note 9), all of Mr. Moore’s unvested options at that time became fully vested.

The fair value of the options granted ($0.10 per option during the six months ended June 30, 2016) was estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	1.6%
Expected term of options	6.4 years
Expected annual volatility	79%
Expected dividend yield	—%

(b) Stock-based Compensation Expense

Stock-based compensation expense included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations for the six month periods ended June 30, 2015 and 2016 was $377 and $234, respectively and was $169 and $14 for the three month periods ended June 30, 2015 and 2016, respectively. In addition, $6 was recorded in the Company’s USSI subsidiary (included in Discontinued Operations) for the six month period ended June 30, 2015 and $0 for the three month period ended June 30, 2015. See Note 3(b).

(c) Warrants

The Company previously issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2015	2,619,423	$1.48
Granted	35,000	0.13
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2016	2,654,423	$1.46	3.9 years

The fair value of the warrants granted ($0.08 per warrant during the six months ended June 30, 2016) was estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	1.79%
Expected term of warrants	7.0 years
Expected annual volatility	78%
Expected dividend yield	—%

(d) Shares Issued

(1)	Leap Tide Capital Partners III

On August 13, 2015, the Company executed a Loan and Security Agreement with Leap Tide Capital Partners III, LLC (“Leap Tide”), pursuant to which the Company borrowed $2,000 from Leap Tide (the “LT Loan”). Jan H. Loeb, the Company’s new President and CEO (see Note 9(b)) is the Manager of Leap Tide. Principal and accrued interest was due and payable on August 13, 2016. Interest accrued and was payable quarterly at a rate of 10% per annum. On April 29, 2016, following the receipt of the net proceeds from the DSIT Transaction, the Company repaid in full the $2,000 of principal and all accrued interest in full satisfaction of the cash due to Leap Tide under the LT Loan.

In addition to the interest payable in cash described above, Leap Tide received 850,000 shares of the Company’s common stock (the “Initial Shares”) at the closing and was entitled to vested rights to receive 179,167 additional shares of the Company’s common stock (each vested right to receive one share, a “Vested Share Right”) per month for each full month that the full principal amount of the LT Loan was outstanding. The number of Vested Share Rights that accrued in a given month was prorated to the extent less than the full principal amount was outstanding and/or for any partial month in which no principal amount was outstanding. Through April 29, 2016, the date of repayment, Leap Tide earned 1,531,396 Vested Share Rights.

Under the terms of the LT Loan, the Company had the right on or prior to 30 days after the repayment of the LT Loan (the “Cash Settlement Period”) to repurchase any or all Initial Shares and settle any or all Vested Share Rights accrued under the LT Loan for cash in lieu of stock. The cash repurchase/settlement price would have been $0.30 for each Initial Share so repurchased and each Vested Share Right so settled. The Company did not repurchase any of the Initial Shares or settle any of the accrued Vested Share Rights for cash and all 1,531,396 Vested Share Rights were converted into 1,531,396 shares of Common Stock of the Company after the expiration of the Cash Settlement Period.

(2)	Conversion of Director Loan

See Note 8.

NOTE 11—FAIR VALUE MEASUREMENTS

Financial items measured at fair value are classified in the table below in accordance with the hierarchy established in applicable accounting principles.

	As at June 30, 2016
	Level 1	Level 2	Level 3	Total
Escrow deposits	$579	$—	$—	$579
Total	$579	$—	$—	$579

	As at December 31, 2015
	Level 1	Level 2	Level 3	Total
Restricted deposits – current	$2,172	$—	$—	$2,172
Restricted deposits –non-current	2,951	—	—	2,951
Derivative liabilities	(4)	—	—	(4)
Total	$5,119	$—	$—	$5,119

Escrow deposits relate to escrow requirements from the DSIT Transaction (see Note 3).

Restricted deposits (both current and non-current) and derivative liabilities at December 31, 2015 were all related to DSIT. Following the closing of the DSIT Transaction (see Note 3), the Company no longer consolidates the results of DSIT, but rather reports its investment in DSIT using the equity method. Accordingly, the Company eliminated these financial items as part of the deconsolidation of DSIT.

Level 1 derivative assets and liabilities are related to forward contracts for the purchase of New Israeli Shekels for which market prices were readily available. Unrealized gains or losses from forward contracts are recorded in Finance income (expense), net.

See Note 3 for the determination of the fair value of the Company’s equity investment in DSIT.

NOTE 12—SEGMENT REPORTING

The Company currently operates in two reportable operating segments, both of which are performed though the Company’s OmniMetrix subsidiary:

●	Power Generation (“PG”) monitoring (formerly known as Machine-to-Machine Critical Asset Monitoring & Control). The PG segment provides wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications.

●	Corrosion Protection (“CP”) monitoring. The CP segment provides for remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies.

In addition, up to the closing of the DSIT Transaction (see Note 3), the Company reported its activities in the Energy & Security Sonar Solutions segment. This segment, whose activities were performed by DSIT, provides sonar and acoustic related solutions for energy, defense and commercial markets with a focus on underwater site security for strategic energy installations and other advanced acoustic systems and real-time embedded hardware and software development and production. “Other” operations include certain IT activities (protocol management software for cancer patients and billing software) and outsourced consulting activities performed by the Company’s DSIT subsidiary that did not meet the quantitative thresholds under applicable accounting principles.

Following the closing of the DSIT Transaction, the Company is no longer consolidating the results of DSIT, but rather is reporting on its investment in DSIT on the equity method. Accordingly, effective April 22, 2016, the Company no longer consolidates the results of DSIT’s Energy & Security Sonar Solutions segment or the activities of its “Other” segment.

Previously, the Company reported GridSense’s activities in its Smart Grid Distribution Automation segment which developed and produced fiber optic sensing systems for the energy and security markets. With the suspension of operations at GridSense (see Note 4(a)), its activities are reflected as discontinued operations.

	PG	CP	Energy & Security Sonar Solutions*	Other*	Total
Six months ended June 30, 2016
Revenues from external customers	$1,263	$339	$4,620	$454	$6,676
Intersegment revenues	—	—	—	—	—
Segment gross profit	585	197	1,517	114	2,413
Depreciation and amortization	32	8	53	10	103
Segment net income (loss) before income taxes	(712)	(61)	82	(10)	(701)

Six months ended June 30, 2015
Revenues from external customers	$1,113	$250	$5,748	$704	$7,815
Intersegment revenues	—	—	—	—	—
Segment gross profit	634	182	1,790	305	2,911
Depreciation and amortization	35	8	90	14	147
Segment net loss before income taxes	(700)	(124)	(204)	137	(891)

Three months ended June 30, 2016
Revenues from external customers	$596	$165	$1,038	$116	$1,915
Intersegment revenues	—	—	—	—	—
Segment gross profit	252	105	384	41	782
Depreciation and amortization	16	4	10	2	32
Segment net income (loss) before income taxes	(473)	(48)	15	3	(503)

Three months ended June 30, 2015
Revenues from external customers	$560	$130	$3,088	$327	$4,105
Intersegment revenues	—	—	—	—	—
Segment gross profit	294	84	1,185	106	1,669
Depreciation and amortization	17	4	45	7	73
Segment net loss before income taxes	(422)	(119)	90	27	(424)

* Results for the six months ended June 30, 2016, only includes results for the period January 1, 2016 to April 21, 2016. Results for the three months ended June 30, 2016, only includes results for the period April 1, 2016 to April 21, 2016. See Note 3.

Reconciliation of Segment Income (Loss) to Consolidated Net Loss Before Income Taxes

	Six months ended June 30,		Three months ended June 30,
	2015	2016	2015	2016
Total net loss before income taxes for reportable segments	$(1,028)	$(691)	$(451)	$(506)
Other operational segment net income (loss) before income taxes	137	(10)	27	3
Total segment net loss before income taxes	(891)	(701)	(424)	(503)
Unallocated cost of corporate headquarters*	(1,890)	(1,983)	(856)	(564)
Unallocated benefit (cost) of DSIT headquarters**	(67)	61	(78)	76
Consolidated loss before income taxes	$(2,848)	$(2,623)	$(1,358)	$(991)

* Includes stock compensation expense of $376 and $234 for the six month periods ended June 30, 2015 and 2016 and $168 and $14 for the three month periods ended June 30, 2015 and 2016, respectively. The six month period ended June 30, 2016 also includes $460 of salary and associated costs and medical insurance associated with the resignation of Mr. Moore and $502 of interest expense to Leap Tide and directors. The three month period ended June 30, 2016 includes $252 of interest expense to Leap Tide.

** Results for the six months ended June 30, 2016, only includes results for the period January 1, 2016 to April 21, 2016. Results for the three months ended June 30, 2016, only includes results for the period April 1, 2016 to April 21, 2016. See Note 3.

NOTE 13 — SUBSEQUENT EVENTS

Sale of GridSense Assets

On July 12, 2016, the Company and its GridSense, Inc. subsidiary entered into an Asset Purchase Agreement for, and completed, the sale of the GridSense assets to Franklin Fueling Systems, Inc., a wholly-owned subsidiary of Franklin Electric Co., Inc. for a gross sales price of $1,000. Following the sale, GridSense paid off approximately $240 of previously accrued severance and other payroll costs. The Company expects that the remaining proceeds from the sale, after transaction costs and an indemnity escrow of $100 will be allocated by an independent liquidation officer to satisfy, to the extent of the funds available, the claims of GridSense creditors, including Acorn which is GridSense’s largest creditor. The Company cannot determine with certainty the amount, if any, of these remaining proceeds that may be available to it. The Company expects to record a gain of approximately $1,000 (before transaction costs) from discontinued operations on this transaction in its third quarter report, as the value of the GridSense assets sold had previously been written down to nearly zero.

The Unaudited Pro Forma Condensed Consolidated Statements of Operations below (the "Pro Forma Statements of Operations") have been prepared as if the sale of GridSense assets had occurred at the beginning of each period presented. These Pro Forma Statements of Operations reflect the impact of the sale of GridSense assets on the consolidated operations of the Company for the six month periods ended June 30, 2016 and 2015 and give effect to unaudited pro forma adjustments necessary to account for the sale.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2016

(in thousands, except per share data)

	Acorn consolidated	Pro Forma Adjustments	Note	Pro Forma
Revenue	$6,676			$6,676
Cost of sales	4,263			4,263
Gross profit	2,413			2,413
Total operating expenses	4,448			4,448
Operating loss	(2,075)			(2,075)
Finance expense, net	548			548
Loss before income taxes	(2,623)			(2,623)
Income tax expense	(19)			(19)
Net loss after income taxes	(2,642)			(2,642)
Gain on sale of interest in DSIT, net of income taxes	2,589			2,589
Deconsolidation of DSIT	954			954
Share of income in DSIT	25			25
Net income from continuing operations	926			926
Income (loss) from discontinued operations, net of income taxes	(1,610)	1,840	(1)	230
Net income (loss)	(684)	1,840		1,156
Non-controlling share of loss – continuing operations	145			145
Net income (loss) attributable to Acorn Energy Inc., shareholders	$(539)	$1,840		$1,301

Basic net income (loss) per share attributable to Acorn Energy, Inc. shareholders:
From continuing operations	$0.04			$0.04
From discontinued operations	(0.06)			0.01
	$(0.02)			$0.05

Diluted net income (loss) per share attributable to Acorn Energy, Inc. shareholders:
From continuing operations	$0.04			$0.04
From discontinued operations	(0.06)			0.01
	$(0.02)			$0.05

(1) – Represents the reversal of GridSense losses recorded during the six months ended June 30, 2016 ($1,610) plus the gain on the sale of GridSense assets (excluding cash and receivables) at December 31, 2015 ($230), net of income taxes before transaction costs.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2015

(in thousands, except per share data)

	Acorn consolidated	Pro Forma Adjustments	Note	Pro Forma
Revenue	$7,815			$7,815
Cost of sales	4,904			4,904
Gross profit	2,911			2,911
Total operating expenses	5,695			5,695
Operating loss	(2,784)			(2,784)
Finance expense, net	(64)			64
Loss before taxes on income	(2,848)			(2,848)
Income tax benefit	13			13
Net loss from continuing operations	(2,835)			(2,835)
Loss from discontinued operations, net of income taxes	(3,275)	1,483	(1)	(1,792)
Net loss	(6,110)	1,483		(4,627)
Non-controlling share of loss – continuing operations	16			16
Non-controlling share of loss – discontinued operations	176			176
Net loss attributable to Acorn Energy Inc., shareholders	$(5,918)	$1,483		$(4,435)

Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders:
From continuing operations	$(0.11)			$(0.11)
From discontinued operations	(0.11)			(0.06)
Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders	$(0.22)			$(0.17)

(1) – Represents the reversal of GridSense losses recorded during the six months ended June 30, 2015 ($3,275) less the loss on the sale of GridSense assets (excluding cash and receivables) at December 31, 2015 ($1,792), net of income taxes before transaction costs.

The Unaudited Pro Forma Condensed Consolidated Balance Sheet below (the “Pro Forma Balance Sheet”) has been prepared as if the sale of GridSense assets occurred on June 30, 2016. This Pro Forma Balance Sheet reflects the condensed consolidated balance sheet of the Company as at June 30, 2016 and gives effect to unaudited pro forma adjustments necessary to account for the sale.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

As of June 30, 2016

(in thousands, except per share data)

	Acorn consolidated	Pro Forma Adjustments	Note	Pro Forma
Cash and cash equivalents deposit	$623			$623
Other current assets – continuing operations	1,499			1,499
Other current assets – discontinued operations	51	760	(1)	811
Total current assets	2,173	760		2,933
Investment in DSIT	5,416			5,416
Other non-current assets	1,043			1,043
Total assets	$8,632	$$760		$9,392

Current liabilities – continuing operations	$3,712			$3,712
Current liabilities – discontinued operations	1,729	(240)	(2)	1,489
Non-current liabilities	1,662			1,662
Total liabilities	7,103	(240)		6,863
Total Acorn Energy, Inc. shareholders’ equity	805	1,000	(3)	1,805
Non-controlling interests	724			724
Total equity	1,529	1,000		2,529
Total liabilities and equity	$8,632	$760		$9,392

(1)	– Represents the gross proceeds from the sale of GridSense assets (before transaction costs) less the payment of accrued severance and other payroll costs (see (2) below).
(2)	– Represents the payment of accrued severance and other payroll costs.
(3)	– Represents the increase in the Company’s shareholder equity as a result of the sale of GridSense assets.

Results from the Annual Meeting of the Company

The Annual Meeting of Stockholders of the Company Acorn Energy, Inc. was held July 21, 2016. At the meeting, the stockholders approved an amendment to Company’s restated certificate of incorporation to authorize a reverse split of the Company’s common stock at any time prior to July 21, 2017, at a ratio between one-for-ten and one-for-twenty, if and as determined by the Company’s Board of Directors.

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

FINANCIAL RESULTS BY COMPANY

The following table shows, for the periods indicated, the financial results (dollar amounts in thousands) attributable to each of our consolidated companies. Following the sale of a portion of our interests in DSIT Solutions, Ltd., in April 2016 (the “DSIT Transaction”), we no longer consolidate the results of DSIT. The financial results below for DSIT include results through April 21, 2016 (the closing date) which are included in continuing operations.

	Six months ended June 30, 2016
	DSIT*	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$5,074	$1,602	$—	$6,676
Cost of Sales	3,443	820	—	4,263
Gross profit	1,631	782	—	2,413
Gross profit margin	32%	49%		36%
R& D expenses, net of credits	469	189	—	658
Selling, general and administrative expenses	1,063	1,287	1,480	3,830
Operating income (loss)	$99	$(694)	$(1,480)	$(2,075)

	Six months ended June 30, 2015
	DSIT	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$6,452	$1,363	$—	$7,815
Cost of Sales	4,357	547	—	4,904
Gross profit	2,095	816	—	2,911
Gross profit margin	32%	60%	—	37%
R& D expenses, net of credits	610	292	—	902
Selling, general and administrative expenses	1,556	1,349	1,888	4,793
Operating loss	$(71)	$(825)	$(1,888)	$(2,784)

	Three months ended June 30, 2016
	DSIT*	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$1,154	$761	$—	$1,915
Cost of Sales	729	404	—	1,133
Gross profit	425	357	—	782
Gross profit margin	37%	47%		41%
R& D expenses, net of credits	181	112	—	293
Selling, general and administrative expenses	206	691	308	1,205
Operating income (loss)	$38	$(446)	$(308)	$(716)

	Three months ended June 30, 2015
	DSIT	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$3,415	$690	$—	$4,105
Cost of Sales	2,124	312	—	2,436
Gross profit	1,291	378	—	1,669
Gross profit margin	38%	55%	—	41%
R& D expenses, net of credits	343	149	—	492
Selling, general and administrative expenses	844	771	856	2,471
Operating income (loss)	$104	$(542)	$(856)	$(1,294)

* Acorn ceased consolidating the results of DSIT following the close of the sale of a portion of Acorn’s interest in DSIT on April 21, 2016. Results reported above are for the periods ending April 21, 2016.

BACKLOG

As of June 30, 2016, our backlog of work to be completed was as follows (amounts in millions of U.S. dollars):

DSIT Solutions	$24.9
OmniMetrix (primarily deferred revenue)	2.5
Total	$27.4

RECENT DEVELOPMENTS

Sale of GridSense Assets

On July 12, 2016, Acorn Energy, Inc. and its GridSense, Inc. subsidiary entered into an Asset Purchase Agreement for, and completed, the sale of the GridSense assets to Franklin Fueling Systems, Inc., a wholly-owned subsidiary of Franklin Electric Co., Inc. for a gross sales price of $1.0 million. Following the sale, GridSense paid off approximately $240,000 of previously accrued severance and other payroll costs. Acorn expects that the remaining proceeds from the sale, after transaction costs and an indemnity escrow of $100,000 will be allocated by an independent liquidation officer to satisfy, to the extent of the funds available, the claims of GridSense creditors, including Acorn which is GridSense’s largest creditor. Acorn cannot determine with certainty the amount, if any, of these remaining proceeds that may be available to it. Acorn expects to record a gain of approximately $1.0 million (before transaction costs) from discontinued operations on this transaction in its third quarter report, as the value of the GridSense assets sold had previously been written down to nearly zero.

Results from the Annual Meeting

The Annual Meeting of Stockholders of Acorn Energy, Inc. was held July 21, 2016. At the meeting, the stockholders approved an amendment to our restated certificate of incorporation to authorize a reverse split of our common stock at any time prior to July 21, 2017, at a ratio between one-for-ten and one-for-twenty, if and as determined by our Board of Directors.

OVERVIEW AND TREND INFORMATION

Acorn Energy, Inc. (“Acorn” or “the Company”) is a holding company focused on technology driven solutions for energy infrastructure asset management. Each of our two businesses is focused on helping its customers achieve greater productivity, reliability, security and efficiency.

We currently operate in two reportable operating segments, both of which are performed though our OmniMetrix subsidiary:

●	Power Generation (“PG”) monitoring (formerly known as Machine-to-Machine Critical Asset Monitoring & Control). The PG segment provides wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications.

●	Corrosion Protection (“CP”) monitoring. The CP segment provides for remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies.

In addition, up to the closing of the DSIT Transaction on April 21, 2016 (the “Closing Date”), we reported most of DSIT’s activities in our Energy & Security Sonar Solutions segment. This segment, whose activities were performed by DSIT, provides sonar and acoustic related solutions for energy, defense and commercial markets with a focus on underwater site security for strategic energy installations and other advanced acoustic systems and real-time embedded hardware and software development and production. “Other” operations include certain IT activities (protocol management software for cancer patients and billing software) and outsourced consulting activities also performed by DSIT that did not meet the quantitative thresholds under applicable accounting principles.

Following the closing of the DSIT Transaction, we are no longer consolidating the results of DSIT, but rather are reporting on our investment in DSIT on the equity method. Accordingly, effective April 22, 2016, we no longer consolidate the results DSIT’s activities that were included in the Energy & Security Sonar Solutions or “Other” segment.

Previously, we reported GridSense’s activities in its Smart Grid Distribution Automation segment which developed, marketed and sold remote monitoring and control systems to electric utilities and industrial facilities worldwide. With the suspension of operations at GridSense, its activities are reflected as discontinued operations in our condensed consolidation statements of operations.

The following analysis should be read together with the segment information provided in Note 12 to the interim unaudited condensed consolidated financial statements included in this quarterly report.

OmniMetrix

Following the emergence of machine-to-machine and Internet of Things applications whereby companies aggregate multiple sensors and monitors into a simplified dashboard for customers, OmniMetrix believes it can play a key role in this new economic ecosystem. In addition, OmniMetrix sees a rapidly growing need for backup power infrastructure to secure critical military and government assets against emergency events including terrorist attacks, natural disasters, and cybersecurity threats. As residential and industrial standby generators as well as turbines, compressors, pumps, pumpjacks, light towers and other industrial equipment that are part of the critical infrastructure increasingly becoming monitored in Internet of Things applications, and given that OmniMetrix monitors all major brands of critical equipment, OmniMetrix believes it is well-positioned to be a competitive participant in this new market.

OmniMetrix has two divisions: Power Generation (“PG”) and Corrosion Protection (“CP”). In the first half of 2016, OmniMetrix recorded revenue of $1,602,000 ($1,263,000 in its PG activities and $339,000 in its CP activities) as compared to $1,363,000 ($1,113,000 in its PG activities and $250,000 in its CP activities) recorded in the first half of 2015, representing an increase of 18%. Increased revenue in 2016 was driven by hardware revenue which increased from $441,000 in 2015 to $781,000 in 2016. The increase in hardware revenue was partially offset by a decrease in monitoring revenue which dropped from $922,000 in 2015 to $821,000 in 2016. The decrease is the result of a one-time adjustment of $130,000 made in the second quarter of 2016 with respect to a previous understatement of deferred revenue. Second quarter 2016 revenue increased 10% to $761,000 from $690,000 in the second quarter of 2015. However, without the previously mentioned one-time adjustment, second quarter 2016 revenue would have increased by $201,000 or 29%.

First half 2016 gross profit of $782,000 reflected a gross margin of 49% on 2016 revenue. Such gross profit represents a slight decrease from first half 2015 gross profit of $816,000 (gross margin of 60%). The decrease in gross profit was wholly attributable to the aforementioned one-time adjustment which decreased monitoring revenue by $130,000. Without such adjustment, first half 2016 gross profit would have increased and gross margin would have been 57% - as compared to the 60% gross margin in 2015. The decrease in the normalized gross margin is the result of increased residential generator monitoring as residential generator monitoring margins are slightly lower than that of commercial and industrial generator monitoring. Second quarter 2016 gross profit of $357,000 (gross margin of 47%) reflects a decrease from first quarter 2016 gross profit of $425,000 (gross margin of 51%) due to the aforementioned one-time adjustment.

During the first half of 2016, OmniMetrix recorded $189,000 of R&D costs ($77,000 and $112,000 in the first and second quarters, respectively) as compared to approximately $292,000 of R&D in the first half of 2015. The decrease the R&D costs was attributable staff changes and product certification costs incurred in the first quarter of 2015. We expect R&D costs to approximate their current levels as we continue to work on certain initiatives to redesign certain products to reduce their costs in order to increase our margins.

During the first half of 2016, OmniMetrix recorded approximately $1,287,000 of SG&A costs. Such costs were slightly below first half 2015 SG&A costs of $1,349,000. The decrease in SG&A expense was due to changes in OmniMetrix personnel. Second quarter 2016 SG&A costs of $691,000 reflect an increase of $95,000 as compared to first quarter 2016 SG&A costs of $596,000. The increased costs from first quarter of 2016 were the result of increased recruiting fees and consulting fees in the second quarter of 2016. We anticipate that SG&A costs will remain relatively stable in upcoming quarters.

In February 2016, OmniMetrix signed a Loan and Security Agreement with a lender providing OmniMetrix with access to accounts receivable formula-based financing of up to $500,000. In connection with this financing arrangement, OmniMetrix granted the lender a security interest in OmniMetrix’s receivables, inventory and certain other assets. Debt incurred under this financing arrangement bears interest at the greater of prime (3.5% at December 31, 2015 and June 30, 2016) plus 2% or 6% per year. In addition, OmniMetrix must pay a monthly service charge of 1.125% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 19.5%. Currently, while the Loan and Security Agreement reflects a $500,000 credit line, the lender has imposed a sublimit of $300,000 and has sole discretion as to when to remove the sublimit. Under the Loan and Security Agreement all indebtedness of OmniMetrix to Acorn is subordinated to the credit line, although it permits OmniMetrix to pay Acorn (or affiliates and related companies) up to $130,000. As of August 8, 2016, OmniMetrix had an outstanding balance of approximately $42,000 pursuant to the Loan and Security Agreement.

We have no assurance that OmniMetrix’s credit facility will provide sufficient liquidity for all of OmniMetrix’s working capital needs in 2016. Additional financing for OmniMetrix may be in the form of a bank line, new investment by others, a loan by Acorn, or a combination of the above. The availability and amount of any additional loans from us to OmniMetrix may be limited by the working capital needs of our corporate activities.

DSIT Solutions

On April 21, 2016, we closed on the sale of nearly 50% of our interest in our DSIT Solutions, Ltd. business to Rafael Advanced Defense Systems Ltd. As DSIT has grown, we came to recognize the value of it having a strong strategic partner with the size, resources and scope of Rafael’s capabilities. We believe this partnership will accelerate DSIT’s growth by leveraging Rafael’s technological capabilities and reputation as well as its impressive global sales reach in support of DSIT’s industry-leading sonar technology and its fiber-optic based sensing solutions. We believe that DSIT’s global reach and sales potential is significantly enhanced through our partnership with Rafael. Following the closing of the DSIT Transaction, we no longer consolidate the results of DSIT, but rather are reporting on our investment in DSIT on the equity method.

In June, DSIT announced that it received a new $7.1 million order for its Blackfish Hull Mounted Sonar (HMS) systems to be delivered over a two-year period. The Blackfish is an advanced, medium-frequency Hull Mounted Sonar designed for littoral (near shore) as well as deep water Anti-Submarine Warfare (ASW) operations.

DSIT revenue of $7.9 million in the first half of 2016 ($5.1 million through the closing of the DSIT Transaction) was $1.4 million or 22% above its revenue for the first half of 2015 ($6.5 million). Second quarter 2016 revenue was virtually unchanged as compared to the first quarter of 2016. Gross profit and operating income both improved for DSIT in 2016. Gross profit increased as a result of increased revenue as gross margin was virtually unchanged.

The increase in DSIT’s revenue was due to revenue recorded with respect to DSIT’s $15.4 million project received in the first quarter of 2015 for Hull Mounted Sonar (HMS) systems and an Anti-Submarine Warfare (ASW) Trainer for an unnamed navy as well as increases in revenue from DSIT’s non-Naval projects.

DSIT’s gross profit increased 20% from $2.1 million in the first half of 2016 to $2.5 million in the first half of 2016. The increase in gross profit was due to the increase in revenue. Gross margin was unchanged at 32% for both periods. Gross margin in the second quarter of 2016 was 33% as compared to 31% in the first quarter of 2016.

During the first half of 2016, DSIT recorded $575,000 of net R&D expense ($287,000 in the second quarter), which was $35,000 less than the $610,000 recorded in the first half of 2015. Second quarter net R&D expense was virtually unchanged from the first quarter of 2016.

During the first half of 2016, DSIT recorded $1.7 million of SG&A expense, 11% above the $1.6 million recorded in the first half of 2015. The increase from the first half of 2015 was primarily due to certain one-time costs associated with the sale to Rafael.

At December 31, 2015, DSIT had a backlog of approximately $20.6 million. During the first six months of 2016, DSIT received new orders totaling approximately $12.2 million, and at the end of June 2016 had a backlog of approximately $24.9 million.

DSIT net income for the first six months of 2016 was $125,000 of which $64,000 was recorded during the period from the closing of the DSIT Transaction to June 30, 2016. As noted above, we no longer consolidate the results of DSIT. After the closing of the DSIT Transaction, we account for our investment in DSIT under the equity method. The initial balance of our investment in DSIT (approximately $5.4 million) was determined based on our 41.2% holding in DSIT post-closing and the $13.1 million value attributed to DSIT in the DSIT Transaction. In the period following the Closing Date, we recorded $25,000 as our 41.2% share of DSIT’s net income for the period from the Closing Date to June 30, 2016.

GridSense

On April 21, 2016, we announced our decision to cease operations of our GridSense subsidiary and initiate the liquidation of the GridSense assets. As a result of this decision, GridSense is being reported as a discontinued operation effective with our first quarter 2016 report. Following the decision to cease GridSense operations, we wrote down all GridSense assets to their estimable realizable values and accrued for estimated severance costs of $140,000.

On July 12, 2016, Acorn Energy, Inc. and GridSense sold the GridSense assets to Franklin Fueling Systems, Inc., a wholly-owned subsidiary of Franklin Electric Co., Inc. for a gross sales price of $1.0 million (see Recent Developments). Following the sale, GridSense paid off its accrued severance and other previously accrued payroll costs. We expect that the remaining proceeds from the sale, after an indemnity escrow of $100,000, or approximately $650,000, will be allocated by an independent liquidation officer to satisfy, to the extent of the funds available, the claims of GridSense creditors, including Acorn which is GridSense’s largest creditor. We cannot say with any certainty how much, if any, of the proceeds will be available to us. We expect that there will continue to be minimal residual activity at GridSense through its final liquidation.

Corporate

Corporate general and administrative expense of $1,480,000 in the first half of 2016 reflected a decrease of $408,000 or 22% from the $1,888,000 of expense reported in the first half of 2015. The decrease in corporate general and administrative expense was due to decreased professional fees and investor relations expense as well as decreased board costs and non-cash stock compensation expense following a restructure of the composition of compensation made to Board members. These decreases were partially offset by the severance and related costs associated with the resignation of John A. Moore, our former CEO (see below).

Second quarter 2016 G&A expense of $308,000 was $864,000 or 74% below first quarter 2016 G&A expense, and $548,000 (64%) below second quarter 2015 G&A expense. First quarter 2016 expense included approximately $460,000 of severance and related costs associated with the resignation of John A. Moore, our former CEO as well as approximately $174,000 of non-cash stock compensation expense associated with the acceleration of the vesting of Mr. Moore’s options following his resignation. During the first quarter of 2016, we made significant cuts in our directors’ fees and expect corporate general and administrative quarterly expense for the remainder of 2016 to approximate our second quarter 2016 expense, depending upon the level of professional fees incurred. We continue to seek ways to further reduce our operating expenses going forward.

In April 2016, we closed on the sale of nearly 50% of our interest in our DSIT Solutions, Ltd. business to Rafael Advanced Defense Systems Ltd., a major Israeli defense company. At closing, we received gross proceeds of approximately $4.9 million before escrow, fees and taxes. From the gross proceeds, we deposited approximately $579,000 to satisfy the escrow requirements in the sale. We expect to be able access those funds, net of any disbursements, in October 2017. We also paid an Israeli withholding tax of approximately $266,000 and incurred transaction costs of approximately $184,000. In connection with this sale, we recorded a gain of approximately $2.6 million. We are also eligible to receive our pro-rata share (approximately 82.4%) of a $1.0 million earn-out over a three-year period. Following the sale, we own approximately 41.2% of DSIT with DSIT management owning approximately 8.8% and Rafael owning 50%. As we no longer consolidate the results of DSIT following the closing of the DSIT Transaction, we recorded a gain of approximately $1.0 million upon deconsolidating DSIT from our consolidated balance sheet.

Following the receipt of the net proceeds from the DSIT Transaction, we repaid in full the $2.0 million of principal and approximately $15,000 of accrued interest (since April 1, 2016) in full satisfaction of the cash due under the Loan and Security Agreement with Leap Tide Capital Partners III, LLC (“Leap Tide”). In addition to the interest payable in cash described above, Leap Tide initially received 850,000 shares of our common stock at the outset of the Leap Tide loan and was entitled to vested rights to receive 179,167 additional shares of our common stock (each vested right to receive one share, a “Vested Share Right”) per month for each full month that the full principal amount of the Leap Tide loan was outstanding. Leap Tide received a total of 1,531,396 Vested Share Rights which were subsequently converted to the same number of shares of common stock.

In addition, following the receipt of the net proceeds from the DSIT Transaction, we repaid in full $275,000 of loans from directors ($200,000 from one director and $75,000 from a another director) under promissory notes plus interest equal to 15% of the amounts borrowed under the promissory notes. In addition, a third director who had lent us $100,000 under similar terms, elected to convert the principal and $15,000 of interest due into our common stock. In accordance with the terms of the promissory note, the director received 465,587 shares of our common stock.

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three and six month periods ended June 30, 2015 and 2016, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components. For segment data see Note 12 to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

	Six months ended June 30,					Three months ended June 30,
	2015		2016		Change from	2015		2016		Change from
	($,000)	% of revenues	($,000)	% of revenues	2015 to 2016	($,000)	% of revenues	($,000)	% of revenues	2015 to 2016
Revenue	$7,815	100%	$6,676	100%	(15)%	$4,105	100%	$1,915	100%	(53)%
Cost of sales	4,904	63%	4,263	64%	(13)%	2,436	59%	1,133	59%	(53)%
Gross profit	2,911	37%	2,413	36%	(17)%	1,669	41%	782	41%	(53)%
R&D expenses, net	902	12%	658	10%	(27)%	492	12%	293	15%	(40)%
SG&A expenses	4,793	61%	3,830	57%	(20)%	2,471	60%	1,205	63%	(51)%
Operating loss	(2,784)	(36)%	(2,075)	(31)%	(25)%	(1,294)	(32)%	(716)	(37)%	(45)%
Finance expense, net	(64)	(1)%	(548)	(8)%	756%	(64)	(2)%	(275)	(14)%	330%
Loss before taxes on income	(2,848)	(36)%	(2,623)	(39)%	(8)%	(1,358)	(33)%	(991)	(52)%	(27)%
Income tax (expense) benefit	13	0%	(19)	0%	(246)%	(20)	(0)%	(11)	(1)%	(45)%
Net loss from continuing operations	(2,835)	(36)%	(2,642)	(40)%	(7)%	(1,378)	(34)%	(1,002)	(52)%	(27)%
Gain on sale of DSIT	--	--	3,543	53%		--	--	3,543	185%
Share of income in DSIT	--	--	25	0%		--	--	25	1%
Income (loss) before discontinued operations	(2,835)	(36)%	926	14%	(133)%	(1,378)	(34)%	2,566	134%	(286)%
Loss from discontinued operations, net of income taxes	(3,275)	(42)%	(1,610)	(24)%	(51)%	(1,798)	(44)%	(224)	(12)%	(88)%
Net income (loss)	(6,110)	(78)%	(684)	(10)%	(89)%	(3,176)	(77)%	2,342	122%	(174)%
Non-controlling interests share of net loss – continuing operations	16	0%	145	2%	806%	(4)	(0)%	94	5%	(2,450)%
Non-controlling interests share of net loss – discontinued operations	176	2%	--	--%	(100)%	31	1%	--	--%	(100)%
Net income (loss) attributable to Acorn Energy, Inc.	$(5,918)	(76)%	$(539)	(8)%	(91)%	$(3,149)	(77)%	$2,436	127%	(177)%

Revenue. Revenue in the first six months of 2016 decreased by $1,139,000, or 15%, to $6,676,000 from $7,815,000 in the first six months of 2015. The decrease in revenue was due to the fact that we are no longer consolidating the results of DSIT following the DSIT Transaction. OmniMetrix reported an increase in revenue of 18% from $1,363,000 for the first six months of 2015 to $1,602,000 for the first six months of 2016. OmniMetrix’s increased revenue was attributable to an increase in the number of units being monitored. DSIT reported $7.9 million of revenue in the first six months of 2016 (as compared to $6.5 million of revenue in the first six months of 2015), of which $5.1 million was reported in the period up to the DSIT Transaction.

Gross profit. Gross profit in the first six months of 2016 reflected a decrease of $498,000 (17%) as compared to the first six months of 2015. The decrease in gross profit was due to the fact that we are no longer consolidating the results of DSIT following the DSIT Transaction. DSIT reported $2.5 million of gross profit in the first six months of 2016 (as compared to $2.1 million of gross profit in the first six months of 2015), of which $1.6 million was reported in the period up to the DSIT Transaction. DSIT’s gross margin was unchanged in 2016 as compared to 2015 with a 32% gross margin being reported in both periods. OmniMetrix recorded gross profit of $782,000 in the first six months of 2016 as compared to a $816,000 gross profit recorded in the first six months of 2015. OmniMetrix’s gross margin decreased from 60% in the first six months of 2015 to 49% in the first six months 2016. The decreased gross margins were the result of increased residential generator monitoring which caused the decline in monitoring margins from 85% in the first six months of 2015 to 82% in the first six months of 2016 as residential generator monitoring margins are slightly lower than that of commercial and industrial generator monitoring.

Research and development (“R&D”) expenses. R&D expenses decreased $244,000 (27%) to $658,000 in the first six months of 2016 as compared to the first six months of 2015. The decrease in R&D expenses was due to the fact that we are no longer consolidating the results of DSIT following the DSIT Transaction. DSIT reported $469,000 of R&D expenses in the 2016 period up to the DSIT Transaction as compared to $610,000 in the six months ended June 30, 2015. OmniMetrix R&D expense decreased in the first half of 2016 to $189,000 from $292,000 in the first half of 2015. The decrease at OmniMetrix was attributable staff changes and certain one-time costs incurred in 2015.

Selling, general and administrative (“SG&A”) expenses. SG&A expenses in the first half of 2016 decreased by $963,000 or 20% as compared to the first half of 2015. Corporate general and administrative expense decreased 22% from $1,888,000 in the first half of 2015 to $1,480,000 in the first half of 2016. The decrease in corporate general and administrative expense was due to decreased professional fees and investor relations expense as well as decreased board costs and non-cash stock compensation expense following a restructure of the composition of compensation made to Board members. These decreases were partially offset by the severance and related costs associated with the resignation of John A. Moore, our former CEO. Both OmniMetrix and DSIT also reported decreased SG&A expense in the first half of 2016 as compared to the first half of 2015. The decrease in DSIT’s reported SG&A expense was due to the fact that we are no longer consolidating the results of DSIT’s following the DSIT Transaction. OmniMetrix SG&A expense decreased slightly (5%) from $1,349,000 in the first six months of 2015 to $1,287,000 in the first six months of 2016. The decrease in SG&A expense at OmniMetrix was due to changes in personnel.

Finance expense, net. Finance expense in 2016 is primarily comprised of interest expense of $446,000 ($381,000 of which was non-cash interest related to the accretion of discount and the value of shares given in the borrowing) recorded in connection with our borrowings from Leap Tide Capital Partners III, and $56,000 of interest to directors of Acorn as a result of their loans to us in early 2016.

Sale of DSIT. In April 2016, we closed on the sale of nearly 50% of our interest in our DSIT Solutions, Ltd. Business. As a result of the sale, we recorded a gain of approximately $2.6 million, a gain on the deconsolidation of DSIT of approximately $1.0 million and our share in the income of DSIT following the close of the transaction of approximately $25,000.

Loss from discontinued operations, net of income taxes. During the first half of 2016, GridSense recorded losses net of income tax of $1,610,000. During the first half of 2015, GridSense recorded losses net of income tax of $1,894,000 while USSI recorded a loss of $1,381,000.

Net loss attributable to Acorn Energy. We had a net loss attributable to Acorn Energy of $0.5 million in the first six months of 2016 compared to a net loss of $5.9 million in the first six months of 2015. Our loss in 2016 is comprised of losses of $1.6 at GridSense which is included in discontinued operations, corporate expenses of $2.0 million and a loss at OmniMetrix of approximately $0.7 million. These losses were partially offset by the gains we reported on the sale of a portion of our interests in DSIT ($3.6 million) and $145,000 of non-controlling interests share in our losses. Corporate expenses include approximately $460,000 of severance and related costs plus an additional $174,000 of non-cash stock compensation associated with resignation of our former CEO. Corporate expenses also include approximately $0.5 million of interest expense associated with our borrowings from Leap Tide and our directors.

Liquidity and Capital Resources

As of June 30, 2016 we had negative working capital of $3.3 million (negative $1.6 million in our continuing operations). Our working capital includes $623,000 of cash and cash equivalents.  Net cash increased during the six months ended June 30, 2016 by $474,000. During the six months ended June 30, 2016, $2.9 million of cash was used in operating activities ($2.4 million in continuing operations).

Our corporate headquarters used approximately $1.0 million during the first six months of 2016 while our OmniMetrix subsidiary used $0.2 million of cash for its operations during the first six months of 2016. DSIT used approximately $1.2 million in its operations during 2016 up through the date of the DSIT Transaction. Our discontinued operations (GridSense) used $0.5 million in their operations in the first six months of 2016.

Cash provided by investing activities of $4.2 million was primarily due to the $3.4 million of proceeds from the sale of a portion of our interests in DSIT (net of transaction costs, DSIT cash and amounts set aside for escrow) and $0.8 million from net release of cash in restricted deposits at DSIT prior to our sale.

Net cash of $0.8 million was used in financing activities in continuing operations during the first six months of 2016. During 2016, we repaid the $2.0 million we had borrowed from Leap Tide and $275,000 of director loans. These uses of cash were offset by borrowings from directors of $375,000 and $903,000 of cash provided from short-term credit facilities. Approximately $780,000 of the cash provided from short-term credit facilities was from DSIT prior to the closing of the DSIT Transaction. DSIT also received $391,000 of proceeds from the exercise of options prior to the closing of the DSIT Transaction. In addition, our discontinued operations at GridSense paid off their remaining short-term borrowings of $138,000.

On April 21, 2016, we announced our decision to cease operations of our GridSense subsidiary and initiate the liquidation of the GridSense assets. As a result of this decision, GridSense is being reported as a discontinued operation. On July 12, 2016, Acorn and GridSense completed the sale of GridSense’s assets to Franklin Fueling Systems, Inc., a wholly-owned subsidiary of Franklin Electric Co., Inc. for a gross sales price of $1.0 million (see Recent Developments). Following the sale, GridSense paid off its accrued severance and other previously accrued payroll costs. We expect that the remaining proceeds from the sale, after an indemnity escrow of $100,000, or approximately $650,000, will be allocated by an independent liquidation officer to satisfy, to the extent of the funds available, the claims of GridSense creditors, including Acorn which is GridSense’s largest creditor. We cannot say with any certainty how much, if any, of the proceeds will be available to us. We expect that there will continue to be minimal residual activity at GridSense through its final liquidation.

In February 2016, OmniMetrix signed a Loan and Security Agreement with a lender providing OmniMetrix with access to accounts receivable formula-based financing of up to $500,000. In connection with this financing arrangement, OmniMetrix granted the lender a security interest in OmniMetrix’s receivables, inventory and certain other assets. Debt incurred under this financing arrangement bears interest at the greater of prime (3.5% at December 31, 2015 and June 30, 2016) plus 2% or 6% per year. In addition, OmniMetrix must pay a monthly service charge of 1.125% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 19.5%. Currently, while the Loan and Security Agreement reflects a $500,000 credit line, the lender has imposed a sublimit of $300,000 and has sole discretion as to when to remove the sublimit. Under the Loan and Security Agreement all indebtedness of OmniMetrix to Acorn is subordinated to the credit line, although it permits OmniMetrix to pay Acorn (or affiliates and related companies) up to $130,000. As of August 8, 2016, OmniMetrix had an outstanding balance of approximately $42,000 pursuant to the Loan and Security Agreement.

We have no assurance that OmniMetrix’s credit facility will provide sufficient liquidity for all of OmniMetrix’s working capital needs in 2016. Additional financing for OmniMetrix may be in the form of a bank line, new investment by others, a loan by Acorn, or a combination of the above. The availability and amount of any additional loans from us to OmniMetrix may be limited by the working capital needs of our corporate activities.

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

We currently do not have sufficient cash flow for the next twelve months. On June 30, 2016, we had approximately $518,000 of non-escrow corporate cash and cash equivalents and approximately $162,000 on July 31, 2016. During the month of July, we lent OmniMetrix $250,000 for working capital and disbursed $106,000 for corporate expenses. As noted above, in July 2016, we and our GridSense subsidiary closed on a transaction for the sale of GridSense’s assets (see Recent Developments) for $1.0 million. Following the sale, GridSense paid off its accrued severance and other previously accrued payroll costs. We expect that the remaining proceeds from the sale, after an indemnity escrow of $100,000, or approximately $650,000, will be allocated by an independent liquidation officer to satisfy, to the extent of the funds available, the claims of GridSense creditors, including Acorn which is GridSense’s largest creditor. We cannot say with any certainty how much, if any, of the proceeds will be available to us.

Additional liquidity will be necessary to finance the operating activities of Acorn and the operations of our OmniMetrix subsidiary, and we will continue to pursue sources of funding, which may include loans from related and/or non-related parties, a sale or partial sale of one or more of our businesses, finding a strategic partner or equity financings. There can be no assurance additional funding will be available at terms acceptable to us or that we will be able to successfully utilize any of these possible sources to provide additional liquidity. If additional funding is not available in sufficient amounts, we will not be able to fund our corporate activities during the next twelve months, which could materially impact our ability to continue operations, and we may not be able to fund OmniMetrix as we have historically, which could materially impact its carrying value. As such, these factors raise substantial doubt as to Acorn’s ability to continue as a going concern.

Contractual Obligations and Commitments

The table below provides information concerning our contractual obligations under certain categories as of June 30, 2016.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Years Ending June 30, (in thousands)
	Total	2017	2018-2019	2020-2021	2022 and thereafter
Bank and other debt	$123	$123	$—	$—	$—
Operating leases – continuing operations	379	106	218	55	—
Potential severance obligations (1)	460	423	37	—	—
Contractual cash obligations – continuing operations	962	652	255	55	—
Contractual cash obligations – discontinued operations (2)	140	140	—	—	—
Total contractual cash obligations	$1,102	$792	$255	$55	$—

We expect to finance the contractual commitments for continuing operations from cash currently on hand and cash generated from operations.

(1) Reflects payments due to our former CEO.

(2) Contractual cash obligations for discontinued operations represents amounts due for severance obligations at GridSense due in 2017. Such amount was paid out from the proceeds of the sale of GridSense’s assets (see Recent Developments).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Concentrations of Credit Risk

Financial instruments, which potentially subject Acorn to concentrations of credit risk, consist principally of cash and cash equivalents, escrow deposits, and accounts receivable. Our cash and cash equivalents are deposited primarily with U.S. financial institutions and amounted to approximately $623,000 at June 30, 2016. We use major banks and brokerage firms to invest our cash and cash equivalents, primarily in money market funds. Our escrow deposit ($579,000) is held in an Israeli bank. Approximately 22% of the accounts receivable at June 30, 2016 was due from two customers who pay their receivables over usual credit periods. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising our customer base.

Fair Value of Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values due to the short maturity of such investments.

Interest Rate Risk

In February 2016, OmniMetrix signed a Loan and Security Agreement with a lender providing OmniMetrix with access to accounts receivable formula-based financing of up to $500,000. Debt incurred under this financing arrangement bears interest at the greater of prime (3.5% at December 31, 2015 and at June 30, 2016) plus 2% or 6% per year. In addition, OmniMetrix must pay a monthly service charge of 1.125% of the average aggregate principal amount outstanding for the prior month. Currently, while the Loan and Security Agreement reflect a $500,000 credit line, the lender has imposed a sublimit of $300,000 and has sole discretion as to when to remove the sublimit. As at June 30, 2016, OmniMetrix had an outstanding balance of approximately $123,000 under the Loan and Security Agreement, and as of August 8, 2016, had an outstanding balance of approximately $42,000 under the Loan and Security Agreement.

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

As noted in our Annual Report on Form 10-K for the year ended December 31, 2015, we employ a decentralized internal control methodology, coupled with management’s oversight, whereby each subsidiary is responsible for mitigating its risks to financial reporting by implementing and maintaining effective control policies and procedures and subsequently translating that respective risk mitigation up and through to the parent level and to our external financial statements. In addition, as our subsidiaries are not large enough to effectively mitigate certain risks by segregating incompatible duties, management must employ compensating mechanisms throughout our company in a manner that is feasible within the constraints under which it operates.

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

PART II

ITEM 6. EXHIBITS.

10.1	Shareholders Agreement, dated as of April 21, 2016, by and among DSIT Solutions Ltd. and the Shareholders named therein (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 16, 2016).

10.2	Letter Agreement, dated as of April 21, 2016, between Acorn Energy, Inc. and certain shareholders of DSIT Solutions Ltd. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 16, 2016).

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-Q for the quarter ended June 30, 2016, filed on August 15, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: August 15, 2016

	By:	/s/ MICHAEL BARTH
Michael Barth

