Form 10-Q
period 2016-09-30
ACORN ENERGY, INC.
filed 2016-11-14
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2016
Common Stock, $0.01 par value per share	29,322,574

ACORN ENERGY, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended September 30, 2016

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

PART I

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of September 30, 2016	As of December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$104	$124
Restricted deposits	—	2,172
Escrow deposit	—	100
Accounts receivable, net of provisions for doubtful accounts of $10 and $20 at September 30, 2016 and December 31, 2015, respectively	455	6,389
Unbilled revenue	—	3,849
Inventory, net	239	506
Other current assets	851	1,633
Current assets – discontinued operations	496	1,079
Total current assets	2,145	15,852
Investment in DSIT	5,454	—
Property and equipment, net	234	954
Escrow deposit	579	—
Severance assets	—	3,558
Restricted deposits	—	2,951
Goodwill	—	516
Other assets	187	470
Non-current assets – discontinued operations	—	29
Total assets	$8,599	$24,330
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$47	$1,916
Leap Tide loan payable, net of discount	—	1,900
Accounts payable	486	2,346
Accrued payroll, payroll taxes and social benefits	462	1,320
Deferred revenue	1,956	5,251
Other current liabilities	694	2,260
Current liabilities – discontinued operations	1,218	1,827
Total current liabilities	4,863	16,820
Long-term liabilities:
Accrued severance	—	4,984
Other long-term liabilities	578	849
Due to DSIT	1,066	—
Non-current liabilities – discontinued operations	—	19
Total long-term liabilities	1,644	5,852
Commitments and contingencies
Equity:
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share:
Authorized – 42,000,000 shares; Issued – 30,124,494 and 28,127,511 shares at September 30, 2016 and December 31, 2015, respectively	301	281
Additional paid-in capital	99,921	98,977
Warrants	1,600	1,597
Accumulated deficit	(97,078)	(97,191)
Treasury stock, at cost – 801,920 shares at September 30, 2016 and December 31, 2015	(3,036)	(3,036)
Accumulated other comprehensive loss	(254)	(262)
Total Acorn Energy, Inc. shareholders’ equity	1,454	366
Non-controlling interests	638	1,292
Total equity	2,092	1,658
Total liabilities and equity	$8,599	$24,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Revenue	$942	$4,402	$7,618	$12,217
Cost of sales	418	2,579	4,681	7,483
Gross profit	524	1,823	2,937	4,734
Operating expenses:
Research and development expenses, net of credits	133	323	791	1,225
Selling, general and administrative expenses	1,015	2,449	4,845	7,242
Total operating expenses	1,148	2,772	5,636	8,467
Operating loss	(624)	(949)	(2,699)	(3,733)
Finance expense, net	(11)	(250)	(558)	(314)
Loss before income taxes	(635)	(1,199)	(3,257)	(4,047)
Income tax expense	--	(58)	(19)	(45)
Net loss after income taxes	(635)	(1,257)	(3,276)	(4,092)
Gain on sale of interest in DSIT, net of income taxes and transaction costs	--	--	3,543	--
Share of income in DSIT	38	--	63	--
Income (loss) before discontinued operations	(597)	(1,257)	330	(4,092)
Income (loss) from discontinued operations, net of income taxes	1,187	(1,376)	(423)	(4,651)
Net income (loss)	590	(2,633)	(93)	(8,743)
Non-controlling interest share of net (income) loss – continuing operations	62	(45)	206	(29)
Non-controlling interest share of net (income) loss – discontinued operations	--	(78)	--	98
Net income (loss) attributable to Acorn Energy, Inc. shareholders	$652	$(2,756)	$113	$(8,674)

Basic and diluted net income (loss) per share attributable to Acorn Energy, Inc. shareholders:
Continuing operations	$(0.02)	$(0.05)	$0.02	$(0.16)
Discontinued operations	0.04	(0.05)	(0.02)	(0.17)
Total attributable to Acorn Energy, Inc. shareholders	$0.02	$(0.10)	$0.00	$(0.33)

Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic	29,323	26,933	28,208	26,629

Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – diluted	29,323	26,933	28,246	26,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(IN THOUSANDS)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net income (loss) attributable to Acorn Energy, Inc. shareholders	$652	$(2,756)	$113	$(8,674)
Other comprehensive income (loss):
Foreign currency translation adjustments	(12)	(132)	6	(114)
Comprehensive income (loss)	640	(2,888)	119	(8,788)
Comprehensive income (loss) attributable to non-controlling interests	--	7	2	(6)
Comprehensive income (loss) attributable to Acorn Energy, Inc. shareholders	$640	$(2,881)	$121	$(8,794)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

(IN THOUSANDS)

	Acorn Energy, Inc. Shareholders
	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Acorn Energy, Inc. Shareholders’ Equity	Non- controlling interests	Total Equity
Balances as of December 31, 2015	28,128	$281	$98,977	$1,597	$(97,191)	$(3,036)	$(262)	$366	$1,292	$1,658
Net income	—	—	—	—	113	—	—	113	(206)	(93)
Differences from translation of subsidiaries’ financial statements	—	—	—	—	—	—	8	8	(2)	6
Conversion of loan to Common Stock	466	5	110	—	—	—	—	115	—	115
Shares issued in connection with loan from Leap Tide	1,531	15	352	—	—	—	—	367	—	367
Deconsolidation of DSIT	—	—	242	—	—	—	—	242	(371)	(129)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(75)	(75)
Warrants issued	—	—	(3)	3	—	—	—	—	—	—
Stock option compensation	—	—	243	—	—	—	—	243	—	243
Balances as of September 30, 2016	30,125	$301	$99,921	$1,600	$(97,078)	$(3,036)	$(254)	$1,454	$638	$2,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Nine months ended September 30,
	2016	2015
Cash flows used in operating activities:
Net loss	$(93)	$(8,743)
Adjustments to reconcile net loss to net cash used in operating activities (see Schedule A)	(2,916)	12,447
Net cash provided by (used in) operating activities – continuing operations	(3,009)	3,704
Net cash used in operating activities – discontinued operations	(872)	(2,747)
Net cash provided by (used in) operating activities	(3,881)	957
Cash flows provided by (used in) investing activities:
Acquisitions of property and equipment	(33)	(156)
Proceeds from the sale of interests in DSIT, net of transaction costs and cash divested	3,947	--
Escrow deposits	(579)	(100)
Release of escrow deposits	100	--
Restricted deposits	(75)	(7,139)
Release of restricted deposits	868	1,700
Amounts funded for severance assets	(69)	(274)
Net cash provided by (used in) investing activities – continuing operations	4,159	(5,969)
Net cash provided by investing activities – discontinued operations	900	725
Net cash provided by (used in) investing activities	5,059	(5,244)
Cash flows provided by (used in) financing activities:
Short-term credit, net	827	382
Proceeds from the exercise of DSIT options	391	--
Repayment of Leap Tide loan	(2,000)	--
Proceeds from Leap Tide transaction	--	2,000
Proceeds from director loans	375	--
Repayments of director loans	(275)	--
Repayments of long-term debt	(43)	(96)
Net cash provided by (used in) financing activities – continuing operations	(725)	2,286
Net cash used in financing activities – discontinued operations	(138)	(2,180)
Net cash provided by (used in) financing activities	(863)	106

Effect of exchange rate changes on cash and cash equivalents – continuing operations	(5)	--
Effect of exchange rate changes on cash and cash equivalents – discontinued operations	18	(160)

Net increase (decrease) in cash and cash equivalents	328	(4,341)
Cash and cash equivalents at the beginning of the year – discontinued operations	48	192
Cash and cash equivalents at the beginning of the year – continuing operations	124	4,681
Cash and cash equivalents at the end of the period – discontinued operations	396	54
Cash and cash equivalents at the end of the period – continuing operations	$104	$478

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

		Nine months ended September 30,
		2016	2015
A.	Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
	Loss from discontinued operations	$423	$4,250
	Depreciation and amortization	126	228
	Accretion of Leap Tide discount	100	66
	Common stock issued for Leap Tide interest accrued	281	--
	Conversion to common stock of interest due to director	15	--
	Gain on sale of interests in DSIT, net of income taxes and transaction costs	(3,543)	--
	Share of income in DSIT	(63)	--
	Increase in accrued severance	67	301
	Stock-based compensation	243	523
	Deconsolidation of USSI	--	401
	Deferred taxes	18	42
	Other	35	(42)
	Change in operating assets and liabilities:
	Decrease (increase) in accounts receivable, unbilled revenue, other current and other assets	(148)	798
	Decrease (increase) in inventory	(30)	14
	Increase (decrease) in deferred revenue	(1,055)	4,316
	Increase in accounts payable, accrued payroll, payroll taxes and social benefits, other current liabilities and other liabilities	615	1,550
		$(2,916)	$12,447

B.	Non-cash investing and financing activities:
	Adjustment of paid-in-capital and non-controlling interest from the deconsolidation of DSIT	$242
	Conversion of director loan to common stock	$100
	Accrual of preferred dividends to outside investor in OmniMetrix	$75
	Investment in DSIT from deconsolidation	$5,391
	Liability/discount for put on Initial Shares in Leap Tide transaction		$340
	Liability for put on Vested Share Rights in Leap Tide transaction		$111
	Value of Initial shares (discount) in Leap Tide transaction		$162
	Adjustment of paid-in-capital and non-controlling interest from the deconsolidation of USSI		$541

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1— BASIS OF PRESENTATION AND LIQUIDITY

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. All dollar amounts in the notes to the condensed consolidated financial statements are in thousands except for per share data.

Certain reclassifications have been made to the Company’s condensed consolidated financial statements for the nine month period ended September 30, 2015 to conform to the current period’s condensed consolidated financial statement presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

On April 21, 2016, the Company closed on a transaction for the sale of a portion of its interests in DSIT Solutions, Ltd. (see Note 3). As a result of the transaction, the Company’s holdings in DSIT were reduced from 78.7% (on a fully diluted basis) to 41.2% and, subsequent to the DSIT Transaction, the Company has limited representation on the DSIT Board of directors. Accordingly, following the sale, the Company no longer consolidates the results of DSIT. Operating results for DSIT through April 21, 2016 are consolidated in continuing operations while the Company’s share of DSIT’s results for the period from April 22, 2016 to September 30, 2016 are included in the Company’s unaudited Condensed Consolidated Statements of Operations in the line “Share of income in DSIT” under the equity method of accounting.

The Company currently does not have sufficient cash flow to finance its activities for the next 12 months. On July 12, 2016, the Company and its GridSense subsidiary closed on a transaction for the sale of GridSense’s assets (See Note 4). As a result of the transaction, GridSense received gross proceeds of $1,000 of which $100 was set aside as an indemnity escrow. From the proceeds of the sale, GridSense paid off approximately $240 of previously accrued severance and other payroll costs as well as approximately $56 of transaction costs of the sale transaction. Following the sale, GridSense also engaged a third-party liquidation officer to satisfy, to the extent of the funds available from the remaining proceeds, the claims of GridSense creditors, including Acorn which is GridSense’s largest creditor. Through October 31, 2016, the liquidator has settled approximately $5,890 of GridSense creditor claims ($5,555 from the Company), while disbursing approximately $535 to the creditors of GridSense ($500 to the Company). As of October 31, 2016, the Company had approximately $230 of unrestricted cash and cash equivalents.

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

NOTE 2—RECENT AUTHORITATIVE GUIDANCE

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15 “Presentation of Financial Statements—Going Concern,” outlining management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern, along with the required disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter with early adoption permitted. The Company is currently assessing the impact of ASU 2014-15 on its financial statements.

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

Prior to the Closing Date, all options in the DSIT Key Employee Stock Option Plan were exercised and DSIT received proceeds of $391, and the Company’s holdings in DSIT were reduced from 88.3% to 78.7%. As a result of the DSIT Transaction, the Company’s holdings in DSIT were reduced from 78.7% to 41.2%, and subsequent to the DSIT Transaction, the Company has limited representation on the DSIT Board of directors. Accordingly, after the Closing Date, the Company no longer consolidates the results of DSIT.

Assets and liabilities related to the deconsolidated operations of DSIT are as follows:

	September 30, 2016	At the Closing Date	December 31, 2015
Current assets:
Cash and cash equivalents	$9	$516	7
Restricted deposits	1,885	2,517	2,172
Accounts receivable	4,221	5,166	5,826
Unbilled revenue	4,440	4,779	3,849
Inventory	323	297	230
Other current assets	923	935	698
Total current assets	11,801	14,210	12,782
Property and equipment, net	598	620	654
Severance assets	3,860	3,762	3,558
Restricted deposits	1,652	1,815	2,951
Due from Acorn	1,066	916	802
Goodwill	--	536	516
Other assets	86	80	124
Total assets	$19,063	$21,939	21,387

Current liabilities:
Short-term bank credit and current maturities of long-term bank debt	$1,317	$2,655	1,917
Accounts payable	984	2,072	1,869
Accrued payroll, payroll taxes and social benefits	1,106	1,286	1,261
Deferred revenue	1,454	2,219	3,487
Other current liabilities	2,351	1,615	1,417
Total current liabilities	7,212	9,847	9,951
Accrued severance	5,343	5,209	4,894
Other long-term liabilities	43	38	82
Total liabilities	$12,598	$15,094	15,017

The Due from Acorn balance at September 30, 2016 is comprised of a loan of $340 from DSIT and unreimbursed expenses of $476, both of which accrue interest at 3.15% per annum. Such balances are due the earlier of December 31, 2017 or the sale of Acorn’s remaining shares in DSIT. In addition to the above balances, the Due from Acorn balance also includes $250 with respect to provisions for severance and vacation for the Company’s CFO who is an employee of DSIT.

DSIT’s results that were included in the Company’s Condensed Consolidated Statements of Operations in the three and nine month periods ending September 30, 2015 can be seen below:

	Three months ending September 30, 2015	Nine months ending September 30, 2015

Revenue	$3,616	$10,068
Cost of sales	2,228	6,585
Gross profit	1,388	3,483
Research and development expenses, net	200	810
Selling, general and administrative expenses	790	2,346
Operating income	398	327
Finance expense, net	(17)	(78)
Income before income taxes	381	249
Income tax expense	(33)	(46)
Net income	348	203
Net income attributable to non-controlling interests	(46)	(29)
Net income attributable to Acorn Energy Inc.	$302	$174

As indicated above, after the Closing Date, the Company no longer consolidates the results of DSIT. After the Closing Date, the Company accounts for its investment in DSIT under the equity method. The initial balance of the Company’s investment in DSIT ($5,391) was determined based on the fair value of its 41.2% holdings in DSIT following the DSIT Transaction and the $13,100 value attributed to DSIT in the DSIT Transaction.

DSIT’s results and the Company’s share of its net income for the three months ended September 30, 2016 and for the period from the Closing Date to September 30, 2016 can be seen below:

	Three months ending September 30, 2016	From the Closing Date to September 30, 2016

Revenue	$4,009	$6,805
Cost of sales	2,883	4,803
Gross profit	1,126	2,002
Research and development expenses, net	235	341
Selling, general and administrative expenses	737	1,394
Operating income	154	267
Finance expense, net	(51)	(89)
Income before income taxes	103	178
Income tax expense	(12)	(23)
Net income	91	155
Acorn’s share in net income in DSIT	$38	$63

NOTE 4—Discontinued Operations

(a) GridSense

On April 21, 2016, the Company announced that it decided to cease operations of its GridSense subsidiary and initiate the liquidation of the GridSense assets. As a result of this decision, GridSense is being reported as a discontinued operation. Following the decision to cease GridSense operations, the Company wrote down all GridSense assets to their estimated realizable values at the time and accrued for estimated severance costs of $140 and lease commitments of $100 in GridSense’s first quarter results.

On July 12, 2016, the Company and its GridSense subsidiary completed the sale of the GridSense assets to Franklin Fueling Systems, Inc., a wholly-owned subsidiary of Franklin Electric Co., Inc. for a gross sales price of $1,000 of which $100 was set aside as an indemnity escrow. If there are no indemnifiable claims against the indemnity escrow, $50 will be released to GridSense on January 7, 2017 and any balance shall be released on July 7, 2017.

Following the sale, GridSense paid off approximately $240 of previously accrued severance and other payroll costs. GridSense recorded a gain of $944 (net of transaction costs) on this transaction as the value of the GridSense assets sold had previously been written down to nearly zero. Such gain is included in discontinued operations in the third quarter of 2016.

Following the sale, GridSense also engaged a third-party liquidation officer to satisfy, to the extent of the funds available from the remaining proceeds, the claims of GridSense creditors, including Acorn which is GridSense’s largest creditor. Through September 30, 2016, the third-party liquidator settled approximately $340 of outside creditor claims while disbursing approximately $33 to those creditors.

Assets and liabilities related to the discontinued operations of GridSense are as follows:

	As of
	September 30, 2016	December 31, 2015

Cash	$396	$48
Other current assets and non-current assets	100	1,060
Total assets	$496	$1,108
Short-term bank credit	$—	$138
Accounts payable	619	950
Accrued payroll, payroll taxes and social benefits	90	186
Other current and non-current liabilities	509	572
Total liabilities	$1,218	$1,846

GridSense had a working agreement with its bank to allow GridSense to borrow against 80% of certain accounts receivable balances up to $750 at an interest equal to 1.25% per month. At December 31, 2015, GridSense was utilizing approximately $138 of its accounts receivable line. Such balance was repaid prior to the expiration of the accounts receivable line on July 16, 2016.

GridSense’s operating results for the three and nine months ended September 30, 2015 and 2016 are included in “Income (loss) from discontinued operations, net of income taxes” in the Company’s Condensed Consolidated Statements of Operations. Selected financial information for GridSense’s operations for the three and nine months ended September 30, 2016 and 2015 are presented below:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue	$5	$374	$212	$1,984
Gross profit	$5	$(392)	$28	$(119)

Net income (loss)	$1,187	$(1,584)	$(423)	$(3,478)

(b) US Seismic Systems Inc. (“USSI”)

In early 2015, the Company’s Board of Directors decided that it would no longer continue to fund USSI’s activities following the significant decline in oil prices which led to significantly reduced demand for USSI’s products. At that time, USSI effectively suspended operations and terminated substantially all employees.

On September 28, 2015, the Board of Directors of USSI approved a motion to file a voluntary petition for protection under Chapter 7 of the United States Bankruptcy Code (a “Chapter 7 Bankruptcy”). Such filing was made on September 30, 2015. Under a Chapter 7 Bankruptcy, control of USSI no longer rests with the Company, but rather with a court-appointed trustee. Accordingly, effective September 30, 2015, the Company no longer consolidated the assets, liabilities or operating results of USSI.

USSI’s losses for the three and nine months ended September 30, 2015 are included in “Loss from discontinued operations, net of income taxes” in the Company’s Condensed Consolidated Statements of Operations. Selected financial information for USSI’s operations for the three and nine months ended September 30, 2015 is presented below:

	Three months ended September 30, 2015	Nine months ended September 30, 2015
Revenues	$84	$163
Gross profit	$18	$(68)

Net income (loss)	$609	$(772)
Loss on deconsolidation	$(401)	$(401)
Net (income) loss attributable to non-controlling interests	$(78)	$98
Net income (loss) attributable to Acorn Energy Inc.	$130	$(1,075)

NOTE 5—RESTRUCTURING AND RELATED CHARGES

In 2013, OmniMetrix restructured its operations to better align expenses with revenues following a change in management. The restructuring involved employee severance and termination benefits as well as a charge for a significant reduction in the utilization of its leased facility in Buford and a write-down of a majority of the remaining book value of leasehold improvements associated with the leased facility. At December 31, 2015, $204 of lease payments associated with the reduced utilization of leased facilities remained unpaid. During the nine months ended September 30, 2016, OmniMetrix paid $34 of this liability. The total remaining accrued restructuring balance of $170 is expected to be paid in full by December 31, 2019 and is included in Other current liabilities ($46) and Other long-term liabilities ($124) in the Company’s condensed consolidated balance sheets.

NOTE 6—INVENTORY, NET

The composition of inventory is as follows:

	As of September 30, 2016	As of December 31, 2015
Raw materials	$204	$287
Work-in-process	--	189
Finished goods	35	30
	$239	$506

At both December 31, 2015 and September 30, 2016, the Company’s inventory reserve was $22.

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

NOTE 7—GOODWILL

The changes in the carrying amount of goodwill in the Company’s Energy & Security Sonar Solutions segment from December 31, 2015 to September 30, 2016 was as follows:

Total
Balance at December 31, 2015	$516
Translation adjustment	20
Deconsolidation of DSIT	(536)
Balance at September 30, 2016	$—

Following the closing of the DSIT Transaction (see Note 3), the Company no longer consolidates the results of DSIT, but rather reports its investment in DSIT using the equity method. Accordingly, the Company eliminated this goodwill as part of the deconsolidation of DSIT.

NOTE 8—FiNANCING

(a) Loans from Directors

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

On April 29, 2016, following the receipt of the net proceeds from the DSIT Transaction (see Note 3), the Company repaid in full $275 ($200 from one director and $75 from a another director) of the principal amount of the promissory notes plus interest equal to 15% of the amounts borrowed under the promissory notes.

In addition, a third director who had lent the Company $100, elected to convert the principal and the $15 of interest due into Common Stock of the Company. In accordance with the terms of the promissory note, the director received 465,587 shares of Common Stock of the Company.

(b) Short-term debt

In February 2016, the Company’s OmniMetrix subsidiary signed a Loan and Security Agreement with a lender providing OmniMetrix with access to accounts receivable formula-based financing of up to $500. In connection with this financing arrangement, OmniMetrix granted the lender a security interest in OmniMetrix’s receivables, inventory and certain other assets. Debt incurred under this financing arrangement bears interest at the greater of prime (3.5% at September 30, 2016) plus 2% or 6% per year. In addition, OmniMetrix was to pay a monthly service charge of 1.125% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 19.5%. At the time, the Loan and Security Agreement reflected a $500 credit line and the lender imposed a sublimit of $300 and had sole discretion as to when to remove the sublimit.

In September 2016, the abovementioned Loan and Security Agreement was amended to reflect a reduced monthly service charge of 1.0% and modified formula determining the amount available from 80% of eligible hardware invoices and 40% of eligible monitoring invoices to 75% of all eligible invoices. In return, OmniMetrix agreed to maintain a minimum loan balance of $150 in its line-of-credit with the lender for a minimum of one year beginning October 1, 2016.

As of September 30, 2016, OmniMetrix had an outstanding balance of approximately $47 pursuant to the amended Loan and Security Agreement.

NOTE 9—CHANGE OF SENIOR MANAGEMENT

(a) Resignation of the Company’s President and CEO

Effective January 28, 2016, the Company’s President and CEO (John A. Moore) tendered his resignation to the Board. The Board determined that such resignation was for “Good Reason” as such term is defined under Mr. Moore’s Employment Agreement. Accordingly, beginning on August 1, 2016 and continuing until on or about July 15, 2017, the Company will make aggregate severance payments to Mr. Moore of $425. The Company is making such severance payments in accordance with its regular payroll practices. In addition, the Company is reimbursing Mr. Moore up to an aggregate of $17 over the twelve-month period from February 2016 to January 2017 for the costs associated with Mr. Moore’s medical insurance. The above amounts were included in Selling, general and administrative expenses in the Company’s unaudited condensed consolidated Statements of Operations in the first quarter of 2016. In addition, in accordance with his Employment Agreement, all of Mr. Moore’s unvested options become vested as of the date of his resignation. At September 30, 2016, the remaining balance with respect to amounts due to Mr. Moore was $357 and is included in Accrued payroll, payroll taxes and social benefits on the Company’s Unaudited Condensed Consolidated Financial Statements.

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

NOTE 10—EQUITY

(a) Acorn Stock Options

A summary of stock option activity for the nine months ended September 30, 2016 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,364,918	$3.51
Granted	65,000	$0.15
Exercised	—	—
Forfeited or expired	(145,503)	$4.18
Outstanding at September 30, 2016	2,284,415	$3.37	4.6 years	$3
Exercisable at September 30, 2016	2,165,663	$3.49	4.6 years	$2

In connection with the January 28, 2016 resignation of the Company’s then President and CEO (John A. Moore) (see Note 9), all of Mr. Moore’s unvested options at that time became fully vested.

The fair value of the options granted ($0.11 per option during the nine months ended September 30, 2016) was estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	1.5%
Expected term of options	6.5 years
Expected annual volatility	80%
Expected dividend yield	—%

The weighted average number of options and warrants that were excluded from the computation of diluted net income per share, as they had an antidilutive effect, was approximately 4,936,000 and 5,012,000 for the nine and three month periods ending September 30, 2016, respectively, and 5,003,000 and 5,035,000 for the nine and three month periods ending September 30, 2015, respectively.

(b) Stock-based Compensation Expense

Stock-based compensation expense included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations for the nine month periods ended September 30, 2015 and 2016 was $523 and $243, respectively, and was $146 and $9 for the three month periods ended September 30, 2015 and 2016, respectively. In addition, $6 was recorded in the Company’s USSI subsidiary (included in Discontinued Operations) for the nine month period ended September 30, 2015 and $0 for the three month period ended September 30, 2015. See Note 4(b). The remaining unrecognized stock-based compensation expense at September 30, 2016 is de minimis.

(c) Warrants

The Company previously issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2015	2,619,423	$1.48
Granted	35,000	0.13
Exercised	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2016	2,654,423	$1.46	3.4 years

The fair value of the warrants granted ($0.08 per warrant during the nine months ended September 30, 2016) was estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted average assumptions:

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

	As of September 30, 2016
	Level 1	Level 2	Level 3	Total
Escrow deposits – continuing operations	$579	$—	$—	$579
Escrow deposits – discontinued operations (see Note 4(a))	$100	$—	$—	$100
Total	$679	$—	$—	$679

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Restricted deposits – current	$2,172	$—	$—	$2,172
Restricted deposits –non-current	2,951	—	—	2,951
Derivative liabilities	(4)	—	—	(4)
Total	$5,119	$—	$—	$5,119

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

	PG	CP	Energy & Security Sonar Solutions*	Other*	Total
Three months ended September 30, 2016
Revenues from external customers	$794	$148	$—	$—	$942
Intersegment revenues	—	—	—	—	—
Segment gross profit	438	86	—	—	524
Depreciation and amortization	16	3	—	—	19
Segment net income (loss) before income taxes	(243)	(22)	—	—	(265)

Three months ended September 30, 2015
Revenues from external customers	$661	$126	$3,277	$338	$4,402
Intersegment revenues	—	—	—	—	—
Segment gross profit	401	34	1,258	130	1,823
Depreciation and amortization	18	3	47	6	74
Segment net income (loss) before income taxes	(431)	(6)	336	55	(46)

Nine months ended September 30, 2016
Revenues from external customers	$2,057	$487	$4,620	$454	$7,618
Intersegment revenues	—	—	—	—	—
Segment gross profit	1,023	283	1,517	114	2,937
Depreciation and amortization	48	11	53	10	122
Segment net income (loss) before income taxes	(893)	(78)	82	(10)	(899)

Nine months ended September 30, 2015
Revenues from external customers	$1,774	$376	$9,025	$1,042	$12,217
Intersegment revenues	—	—	—	—	—
Segment gross profit	1,035	216	3,048	435	4,734
Depreciation and amortization	53	11	137	20	221
Segment net loss before income taxes	(1,131)	(130)	132	192	(937)

* Results for the nine months ended September 30, 2016, only include results for the period January 1, 2016 to April 21, 2016. See Note 3.

Reconciliation of Segment Income (Loss) to Consolidated Net Loss Before Income Taxes

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Total net loss before income taxes for reportable segments	$(266)	$(101)	$(889)	$(1,129)
Other operational segment net income (loss) before income taxes	--	55	(10)	192
Total segment net loss before income taxes	(266)	(46)	(899)	(937)
Unallocated cost of corporate headquarters*	(369)	(990)	(2,352)	(2,881)
Unallocated benefit (cost) of DSIT headquarters**	--	(9)	(6)	(75)
Consolidated loss before income taxes	$(635)	$(1,045)	$(3,257)	$(3,893)

* Includes stock compensation expense of $523 and $243 for the nine month periods ended September 30, 2015 and 2016 and $146 and $9 for the three month periods ended September 30, 2015 and 2016, respectively. The nine month period ended September 30, 2016 also includes $460 of salary and associated costs and medical insurance associated with the resignation of Mr. Moore and $502 of interest expense to Leap Tide and directors.

** Results for the nine months ended September 30, 2016, only include results for the period January 1, 2016 to April 21, 2016. See Note 3.

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

	Three months ended September 30, 2016
	DSIT*	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$—	$942	$—	$942
Cost of Sales	—	418	—	418
Gross profit	—	524	—	524
Gross profit margin	—%	56%		56%
R& D expenses, net of credits	—	133	—	133
Selling, general and administrative expenses	—	650	365	1,015
Operating loss	$—	$(259)	$(365)	$(624)

	Three months ended September 30, 2015
	DSIT	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$3,616	$786	$—	$4,402
Cost of Sales	2,228	351	—	2,579
Gross profit	1,388	435	—	1,823
Gross profit margin	38%	55%	—	41%
R& D expenses, net of credits	200	123	—	323
Selling, general and administrative expenses	790	747	912	2,449
Operating income (loss)	$398	$(435)	$(912)	$(949)

	Nine months ended September 30, 2016
	DSIT*	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$5,074	$2,544	$—	$7,618
Cost of Sales	3,443	1,238	—	4,681
Gross profit	1,631	1,306	—	2,937
Gross profit margin	32%	51%		39%
R& D expenses, net of credits	469	322	—	791
Selling, general and administrative expenses	1,063	1,937	1,845	4,845
Operating income (loss)	$99	$(953)	$(1,845)	$(2,699)

	Nine months ended September 30, 2015
	DSIT	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$10,068	$2,149	$—	$12,217
Cost of Sales	6,585	898	—	7,483
Gross profit	3,483	1,251	—	4,734
Gross profit margin	35%	58%	—	39%
R& D expenses, net of credits	810	415	—	1,225
Selling, general and administrative expenses	2,346	2,096	2,800	7,242
Operating income (loss)	$327	$(1,260)	$(2,800)	$(3,733)

* Acorn ceased consolidating the results of DSIT following the close of the sale of a portion of Acorn’s interest in DSIT on April 21, 2016. Results reported above are for the periods ending April 21, 2016.

BACKLOG

As of September 30, 2016, our backlog of work to be completed was as follows (amounts in millions of U.S. dollars):

DSIT Solutions *	$21.8
OmniMetrix (primarily deferred revenue)	2.3
Total	$24.1

* Following the closing of the DSIT Transaction, we are no longer consolidating the results of DSIT, but rather are reporting on our investment in DSIT on the equity method.

RECENT DEVELOPMENTS

On July 12, 2016, we closed on a transaction for the sale of GridSense’s assets. As a result of the transaction, GridSense received gross proceeds of $1.0 million of which $100,000 was set aside as an indemnity escrow. Following the sale, GridSense paid off approximately $240,000 of previously accrued severance and other payroll costs. Subsequently, GridSense engaged a third-party liquidation officer to satisfy, to the extent of the funds available from the remaining proceeds, the claims of GridSense creditors, including Acorn which is GridSense’s largest creditor. Through October 31, 2016, the liquidator has settled approximately $5.9 million of GridSense creditor claims ($5.6 million from Acorn), while disbursing approximately $535,000 to the creditors of GridSense ($500,000 to Acorn). At October 31, 2016, GridSense had approximately $24,000 of cash available (excluding escrow amounts) for satisfaction of remaining creditor claims. Acorn cannot determine with certainty the amount, if any, of these remaining proceeds that may be available to it.

OVERVIEW AND TREND INFORMATION

Acorn Energy, Inc. (“Acorn” or “the Company”) is a holding company focused on technology driven solutions for energy infrastructure asset management. Each of our two businesses (OmniMetrix and DSIT) is focused on helping its customers achieve greater productivity, reliability, security and efficiency.

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

OmniMetrix has two divisions: Power Generation (“PG”) and Corrosion Protection (“CP”). In the first nine months of 2016, OmniMetrix recorded revenue of $2,544,000 ($2,057,000 in its PG activities and $487,000 in its CP activities) as compared to $2,150,000 ($1,774,000 in its PG activities and $376,000 in its CP activities) recorded in the first nine months of 2015, representing an increase of 18%. Increased revenue in 2016 was driven by hardware revenue which increased from $690,000 in 2015 to $1,182,000 in 2016. The increase in hardware revenue was partially offset by a decrease in monitoring revenue which dropped from $1,459,000 in 2015 to $1,362,000 in 2016. The decrease is the result of a one-time adjustment of $130,000 made in the second quarter of 2016 with respect to a previous understatement of deferred revenue. Third quarter 2016 revenue increased 20% to $942,000 from $786,000 in the third quarter of 2015.

First nine months 2016 gross profit of $1,306,000 reflected a gross margin of 51% on 2016 revenue. Such gross profit represents a slight increase (4%) from first nine months 2015 gross profit of $1,251,000 (gross margin of 58%). The increase in gross profit was tempered by the aforementioned one-time second quarter adjustment which decreased monitoring revenue by $130,000. Without such adjustment, first nine months 2016 gross profit would have increased by $185,000 (15%) and gross margin would have been 54% - as compared to the 58% gross margin in 2015. The decrease in the normalized gross margin is the result of increased residential generator monitoring as residential generator monitoring margins are slightly lower than that of commercial and industrial generator monitoring. OmniMetrix continues to maintain its high margin (in excess of 80%) on its recurring monitoring revenue stream.

During the first nine months of 2016, OmniMetrix recorded $322,000 of R&D expense as compared to approximately $415,000 of R&D expense in the first nine months of 2015. The decrease the R&D expense was attributable to staff changes and product certification costs incurred in 2015. We expect R&D costs to approximate their current levels as we continue to work on certain initiatives to redesign certain products to reduce their costs in order to increase our future margins.

During the first nine months of 2016, OmniMetrix recorded approximately $1,937,000 of SG&A expense. Such expense was $159,000 or 8% below the first nine months 2015 SG&A expense of $2,096,000. The decrease in SG&A expense was due to the decreased salary costs associated with changes in OmniMetrix personnel. Third quarter SG&A expense of $650,000 reflected a decrease from second quarter 2016 SG&A costs of $691,000. The decreased costs from the second quarter of 2016 were the result of recruiting fees and consulting fees incurred in the second quarter of 2016. We anticipate that SG&A costs will remain relatively stable in upcoming quarters.

In February 2016, OmniMetrix signed a Loan and Security Agreement with a lender providing OmniMetrix with access to accounts receivable formula-based financing of up to $500,000. In connection with this financing arrangement, OmniMetrix granted the lender a security interest in OmniMetrix’s receivables, inventory and certain other assets. Debt incurred under this financing arrangement bears interest at the greater of prime (3.5% at December 31, 2015 and June 30, 2016) plus 2% or 6% per year. In addition, OmniMetrix was to pay a monthly service charge of 1.125% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 19.5%. At the time, the Loan and Security Agreement reflected a $500,000 credit line and the lender imposed a sublimit of $300,000 and had sole discretion as to when to remove the sublimit.

In September 2016, the abovementioned Loan and Security Agreement was amended to reflect a reduced monthly service charge of 1.0% and modified formula determining the amount available from 80% of eligible hardware invoices and 40% of eligible monitoring invoices to 75% of all eligible invoices. In return, OmniMetrix agreed to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of one year beginning October 1, 2016.

As of November 9, 2016, OmniMetrix had an outstanding balance of approximately $240,000 pursuant to the amended Loan and Security Agreement.

We have no assurance that OmniMetrix’s credit facility will provide sufficient liquidity for all of OmniMetrix’s working capital needs in 2016 and beyond. Additional financing for OmniMetrix may be in the form of a bank line, new investment by others, a loan by Acorn, or a combination of the above. The availability and amount of any additional loans from us to OmniMetrix may be limited by the working capital needs of our corporate activities.

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

DSIT revenue of $11.9 million in the first nine months of 2016 ($5.1 million through the closing of the DSIT Transaction) was $1.8 million or 18% above its revenue for the first nine months of 2015 ($10.1 million). Third quarter 2016 revenue ($4.0 million) increased 11% ($0.4 million) over third quarter 2015 revenue and slightly (approximately $60,000 or 1%) as compared to second quarter 2016 revenue. Gross profit and operating income both improved for DSIT in 2016.

The increase in DSIT’s revenue was due to revenue recorded with respect to DSIT’s $15.4 million project received in the first quarter of 2015 for Hull Mounted Sonar (HMS) systems and an Anti-Submarine Warfare (ASW) Trainer for an unnamed navy as well as increases in revenue from DSIT’s non-Naval projects.

DSIT’s gross profit increased 4% from $3.5 million in the first nine months of 2015 to $3.6 million in the first nine months of 2016. Gross profit increased as a result of increased revenue as gross margin decreased from 35% in 2016 to 31% in 2016. Gross margin in the third quarter of 2016 was 28% as compared to 33% in the second quarter of 2016. The decrease in the gross margin in 2016 is attributable to the near completion of a major high margin project in 2016 with newer projects coming in at lower margins.

During the first nine months of 2016, DSIT recorded $810,000 of net R&D expense. Such net R&D expense was virtually unchanged from the $809,000 of R&D expense recorded in the first nine months of 2015.

During the first nine months of 2016, DSIT recorded $2.5 million of SG&A expense, 5% above the $2.3 million recorded in the first nine months of 2015. The increase from the first nine months of 2015 was due to certain one-time costs associated with the sale to Rafael.

At December 31, 2015, DSIT had a backlog of approximately $20.6 million. During the first nine months of 2016, DSIT received new orders totaling approximately $13.1 million, and at the end of September 2016 had a backlog of approximately $21.8 million.

DSIT net income for the first nine months of 2016 was $217,000 of which $156,000 was recorded during the period from the closing of the DSIT Transaction to September 30, 2016. As noted above, we no longer consolidate the results of DSIT. After the closing of the DSIT Transaction, we account for our investment in DSIT under the equity method. The initial balance of our investment in DSIT (approximately $5.4 million) was determined based on our 41.2% holding in DSIT post-closing and the $13.1 million value attributed to DSIT in the DSIT Transaction. In the period following the Closing Date, we recorded $63,000 as our 41.2% share of DSIT’s net income for the period from the Closing Date to September 30, 2016 ($38,000 in the third quarter of 2016).

GridSense

On April 21, 2016, we announced our decision to cease operations of our GridSense subsidiary and initiate the liquidation of the GridSense assets. As a result of this decision, GridSense is being reported as a discontinued operation effective with our first quarter 2016 report.

On July 12, 2016, Acorn Energy, Inc. and GridSense sold the GridSense assets to Franklin Fueling Systems, Inc., a wholly-owned subsidiary of Franklin Electric Co., Inc. for a gross sales price of $1.0 million of which $100,000 was set aside as an indemnity escrow. If there are no indemnifiable claims against the indemnity escrow, $50,000 will be released to GridSense on January 7, 2017 and any balance shall be released on July 7, 2017.

Following the sale, GridSense paid off approximately $240,000 of previously accrued severance and other payroll costs. GridSense recorded a gain of $944,000 (net of transaction costs) on this transaction as the value of the GridSense assets sold had previously been written down to nearly zero. Such gain is included in discontinued operations in the third quarter of 2016.

Subsequently, GridSense engaged a third-party liquidation officer to satisfy, to the extent of the funds available from the remaining proceeds, the claims of GridSense creditors, including Acorn which is GridSense’s largest creditor. Through October 31, 2016, the liquidator has settled approximately $5.9 million of GridSense creditor claims ($5.6 million from Acorn), while disbursing approximately $535,000 to the creditors of GridSense ($500,000 to Acorn). At October 31, 2016, GridSense had approximately $24,000 of cash available (excluding escrow amounts) for satisfaction of remaining creditor claims. Acorn cannot determine with certainty the amount, if any, of these remaining proceeds that may be available to it.

Corporate

Corporate general and administrative expense of $1,845,000 in the first nine months of 2016 reflected a decrease of $955,000 or 34% from the $2,800,000 of expense reported in the first nine months of 2015. The decrease in corporate general and administrative expense was due to decreased professional fees and investor relations expense as well as decreased board costs and non-cash stock compensation expense following a restructure of the composition of compensation made to Board members. These decreases were partially offset by the $460,000 of severance and related costs and $174,000 of non-cash stock compensation expense associated with the acceleration of the vesting of Mr. Moore’s options following the resignation of John A. Moore, our former CEO. Excluding these one-time charges, corporate general and administrative expense would have decreased by $1,579,000 or 56%.

Third quarter G&A expense of $365,000 was $57,000 (19%) greater than second quarter 2016 G&A expense of $308,000 and $547,000 (60%) below third quarter 2015 G&A expense. The increase in the third quarter of 2016 as compared to the second quarter of 2016 was due to the timing of certain professional and consulting fees. The decrease as compared to the third quarter of 2015 was due to reduced professional fees and salaries as well as a result of the significant cuts we made in our directors’ fees in the first quarter of 2016. We believe corporate general and administrative quarterly expense for the remainder of 2016 and into 2017 to approximate our third quarter 2016 expense, depending upon the level of professional fees incurred. We continue to seek ways to further reduce our operating expenses going forward.

In April 2016, we closed on the sale of nearly 50% of our interest in our DSIT Solutions, Ltd. business to Rafael Advanced Defense Systems Ltd., a major Israeli defense company. At closing, we received gross proceeds of approximately $4.9 million before escrow, fees and taxes. From the gross proceeds, we deposited approximately $579,000 to satisfy the escrow requirements in the sale. We expect to be able access those funds, net of any disbursements, in October 2017. We also paid an Israeli withholding tax of approximately $266,000 and incurred transaction costs of approximately $184,000. In connection with this sale, we recorded a gain of approximately $2.6 million in the second quarter. We are also eligible to receive our pro-rata share (approximately 82.4%) of a $1.0 million earn-out over a three-year period. Following the sale, we own approximately 41.2% of DSIT with DSIT management owning approximately 8.8% and Rafael owning 50%. As we no longer consolidate the results of DSIT following the closing of the DSIT Transaction, we recorded a gain in the second quarter of approximately $1.0 million upon deconsolidating DSIT from our consolidated balance sheet.

Following the receipt of the net proceeds from the DSIT Transaction, we repaid in full the $2.0 million of principal and approximately $15,000 of accrued interest in full satisfaction of the cash due under the Loan and Security Agreement with Leap Tide Capital Partners III, LLC (“Leap Tide”). In addition, following the receipt of the net proceeds from the DSIT Transaction, we repaid in full $275,000 of loans from directors ($200,000 from one director and $75,000 from a another director) under promissory notes plus interest equal to 15% of the amounts borrowed under the promissory notes. Remaining proceeds from the DSIT Transaction were used for corporate expenses and financing the operations of OmniMetrix.

Following the sale of the GridSense assets to Franklin Fueling Systems, Inc. (see above), GridSense engaged an third-party liquidation officer to satisfy, to the extent of the funds available from the remaining proceeds, the claims of GridSense creditors, including Acorn which is GridSense’s largest creditor. Through October 31, 2016, the third-party liquidator settled outside creditor claims while disbursing approximately $35,000 to those creditors as well as $500,000 to Acorn in partial satisfaction of Acorn’s claims against GridSense. At October 31, 2016, GridSense had approximately $24,000 of cash available (excluding escrow amounts) for satisfaction of remaining creditor claims. Acorn cannot determine with certainty the amount, if any, of these remaining proceeds that may be available to it.

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three and nine month periods ended September 30, 2015 and 2016, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components. For segment data see Note 12 to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

	Three months ended September 30,					Nine months ended September 30,
	2016		2015		Change from	2016		2015		Change from
	($,000)	% of revenues	($,000)	% of revenues	2015 to 2016	($,000)	% of revenues	($,000)	% of revenues	2015 to 2016
Revenue	$942	100%	$4,402	100%	(79)%	$7,618	100%	$12,217	100%	(38)%
Cost of sales	418	44%	2,579	59%	(84)%	4,681	61%	7,483	61%	(37)%
Gross profit	524	56%	1,823	41%	(71)%	2,937	39%	4,734	39%	(38)%
R&D expenses, net	133	14%	323	7%	(59)%	791	10%	1,225	10%	(35)%
SG&A expenses	1,015	108%	2,449	56%	(59)%	4,845	64%	7,242	59%	(33)%
Operating loss	(624)	(66)%	(949)	(22)%	(34)%	(2,699)	(35)%	(3,733)	(31)%	(28)%
Finance expense, net	(11)	(1)%	(96)	(2)%	(89)%	(558)	(7)%	(160)	(1)%	249%
Loss before income taxes	(635)	(68)%	(1,045)	(24)%	(39)%	(3,257)	(43)%	(3,893)	(32)%	(16)%
Income tax expense	--	--	(58)	(1)%	(100)%	(19)	(0)%	(45)	0%	(58)%
Net loss after income taxes	(635)	(67)%	(1,103)	(25)%	(42)%	(3,276)	(43)%	(3,938)	(32)%	(17)%
Gain on sale of DSIT, net of income taxes and transaction costs	--	--	--	--		3,543	46%	--	--
Share of income in DSIT	38	4%	--	--		63	1%	--	--
Income (loss) before discontinued operations	(597)	(63)%	(1,103)	(25)%	(46)%	330	4%	(3,938)	(32)%	(108)%
Income (loss) from discontinued operations, net of income taxes	1,187	126%	(1,530)	(35)%	(178)%	(423)	(6)%	(4,805)	(39)%	(91)%
Net income (loss)	590	63%	(2,633)	(60)%	(122)%	(93)	(1)%	(8,743)	(72)%	(99)%
Non-controlling interests share of net (income) loss – continuing operations	62	7%	(45)	(1)%	(238)%	206	3%	(29)	(0)%	(814)%
Non-controlling interests share of net (income) loss – discontinued operations	--	--	(78)	(2)%	(100)%	--	--	98	1%	(100)%
Net income (loss) attributable to Acorn Energy, Inc.	$652	69%	$(2,756)	(63)%	(124)%	$113	1%	$(8,674)	(71)%	(101)%

Revenue. Revenue in the first nine months of 2016 decreased by $4,599,000, or 38%, to $7,618,000 from $12,217,000 in the first nine months of 2015. The decrease in revenue was due to the fact that we are no longer consolidating the results of DSIT following the DSIT Transaction. OmniMetrix reported an increase in revenue of 18% from $2,150,000 for the first nine months of 2015 to $2,544,000 for the first nine months of 2016. OmniMetrix’s increased revenue was attributable to an increase in the number of units being monitored. DSIT reported $11.9 million of revenue in the first nine months of 2016 (as compared to $10.1 million of revenue in the first nine months of 2015), of which $5.1 million was reported in the period up to the DSIT Transaction.

Gross profit. Gross profit in the first nine months of 2016 reflected a decrease of $1,797,000 (38%) as compared to the first nine months of 2015. The decrease in gross profit was due to the fact that we are no longer consolidating the results of DSIT following the DSIT Transaction. OmniMetrix recorded gross profit of $1,306,000 in the first nine months of 2016 as compared to a $1,251,000 gross profit recorded in the first nine months of 2015. OmniMetrix’s gross margin decreased from 58% in the first nine months of 2015 to 51% in the first nine months 2016. The decreased gross margin was due to a one-time monitoring revenue adjustment of $130,000 made in the second quarter of 2016 with respect to a previous understatement of deferred monitoring revenue combined with increased residential generator monitoring as residential generator monitoring margins are slightly lower than that of commercial and industrial generator monitoring . DSIT reported $3.6 million of gross profit in the first nine months of 2016 (as compared to $3.5 million of gross profit in the first nine months of 2015), of which $1.6 million was reported in the period up to the DSIT Transaction.

Research and development (“R&D”) expenses. R&D expenses decreased $434,000 (35%) to $791,000 in the first nine months of 2016 as compared to the first nine months of 2015. The decrease in R&D expenses was due to the fact that we are no longer consolidating the results of DSIT following the DSIT Transaction. DSIT reported $469,000 of R&D expenses in the 2016 period up to the DSIT Transaction as compared to $810,000 in the nine months ended September 30, 2015. OmniMetrix R&D expense decreased in the first nine months of 2016 to $322,000 from $415,000 in the first nine months of 2015. The decrease at OmniMetrix was attributable to staff changes and certain one-time costs incurred in 2015.

Selling, general and administrative (“SG&A”) expenses. SG&A expenses in the first nine months of 2016 decreased by $2,397,000 or 33% as compared to the first nine months of 2015. Corporate general and administrative expense decreased 34% from $2,800,000 in the first nine months of 2015 to $1,845,000 in the first nine months of 2016. The decrease in corporate general and administrative expense was due to decreased professional fees and investor relations expense as well as decreased board costs and non-cash stock compensation expense following a restructure of the composition of compensation made to Board members. These decreases were partially offset by the severance and related costs associated with the resignation of John A. Moore, our former CEO. Both OmniMetrix and DSIT also reported decreased SG&A expense in the first nine months of 2016 as compared to the first nine months of 2015. The decrease in DSIT’s reported SG&A expense was due to the fact that we are no longer consolidating the results of DSIT’s following the DSIT Transaction. OmniMetrix recorded a modest decrease (8%) in SG&A expense from $2,096,000 in the first nine months of 2015 to $1,937,000 in the first nine months of 2016. The decrease in SG&A expense at OmniMetrix was due to changes in personnel.

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

Sale of DSIT. In April 2016, we closed on the sale of nearly 50% of our interest in our DSIT Solutions, Ltd. Business. As a result of the sale, we recorded a gain of approximately $2.6 million, a gain on the deconsolidation of DSIT of approximately $1.0 million and our share in the income of DSIT following the close of the transaction of approximately $63,000.

Loss from discontinued operations, net of income taxes. During the first nine months of 2016, GridSense recorded losses net of income tax of $455,000. During the first nine months of 2015, GridSense recorded losses net of income tax of $3,478,000 while USSI recorded a loss of $1,173,000.

Net loss attributable to Acorn Energy. We had net income attributable to Acorn Energy of $0.1 million in the first nine months of 2016 compared to a net loss of $8.7 million in the first nine months of 2015. Our net income in 2016 is comprised of losses of $0.5 million at GridSense which is included in discontinued operations, corporate expenses of $2.3 million and a loss at OmniMetrix of nearly $1.0 million. These losses were offset by the gains we reported on the sale of a portion of our interests in DSIT ($3.6 million) and $205,000 of non-controlling interests share in our losses. Corporate expenses include approximately $460,000 of severance and related costs plus an additional $174,000 of non-cash stock compensation associated with resignation of our former CEO. Corporate expenses also include approximately $0.5 million of interest expense associated with our borrowings from Leap Tide and our directors.

Liquidity and Capital Resources

As of September 30, 2016 we had negative working capital of $2.7 million (negative $2.0 million in our continuing operations). Our negative working capital includes $104,000 of cash and cash equivalents as well as $2.0 million of deferred revenue in OmniMetrix. Such deferred revenue does not require significant cash outlay in order for the revenue to be recognized. Net cash decreased during the nine months ended September 30, 2016 by $20,000. During the nine months ended September 30, 2016, $3.9 million of cash was used in operating activities ($3.0 million in continuing operations).

Our corporate headquarters used approximately $1.3 million during the first nine months of 2016 while our OmniMetrix subsidiary used $0.5 million of cash for its operations during the first nine months of 2016. DSIT used approximately $1.2 million in its operations during 2016 up through the date of the DSIT Transaction. Our discontinued operations (GridSense) used $0.9 million in their operating activities in the first nine months of 2016.

Cash provided by investing activities of $5.0 million was primarily due to the $3.4 million of proceeds from the sale of a portion of our interests in DSIT (net of transaction costs, DSIT cash and amounts set aside for escrow) and $0.8 million from net release of cash in restricted deposits at DSIT prior to our sale. In addition, our discontinued GridSense operations generated $0.9 million of cash from the $1.0 million of proceeds from the sale of its assets less $100,000 that was set aside as an indemnity escrow.

Net cash of $0.9 million was used in financing activities in continuing operations during the first nine months of 2016. During 2016, we repaid the $2.0 million we had borrowed from Leap Tide and $275,000 of director loans. These uses of cash were offset by borrowings from directors of $375,000 and $827,000 of cash provided from short-term credit facilities. Approximately $780,000 of the cash provided from short-term credit facilities was from DSIT prior to the closing of the DSIT Transaction. DSIT also received $391,000 of proceeds from the exercise of options prior to the closing of the DSIT Transaction. In addition, our discontinued operations at GridSense paid off their remaining short-term borrowings of $138,000.

In February 2016, OmniMetrix signed a Loan and Security Agreement with a lender providing OmniMetrix with access to accounts receivable formula-based financing of up to $500,000. In connection with this financing arrangement, OmniMetrix granted the lender a security interest in OmniMetrix’s receivables, inventory and certain other assets. Debt incurred under this financing arrangement bears interest at the greater of prime (3.5% at December 31, 2015 and September 30, 2016) plus 2% or 6% per year. In addition, OmniMetrix was to pay a monthly service charge of 1.125% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 19.5%. At the time, the Loan and Security Agreement reflected a $500,000 credit line and the lender imposed a sublimit of $300,000 and had sole discretion as to when to remove the sublimit.

In September 2016, the abovementioned Loan and Security Agreement was amended to reflect a reduced monthly service charge of 1.0% and modified formula determining the amount available from 80% of eligible hardware invoices and 40% of eligible monitoring invoices to 75% of all eligible invoices. In return, OmniMetrix agreed to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of one year beginning October 1, 2016.

As of November 9, 2016, OmniMetrix had an outstanding balance of approximately $240,000 pursuant to the amended Loan and Security Agreement.

In October, 2015, one Acorn’s directors acquired a 10% interest in Acorn’s OmniMetrix Holdings, Inc. subsidiary (“Holdings”) through the purchase of preferred stock (the “OmniMetrix Preferred Stock”) for $500,000. Holdings is the holder of 100% of the membership interests OmniMetrix, LLC. Subsequently, in November, 2015, the director acquired an additional 10% interest in Holdings through the purchase of additional OmniMetrix Preferred Stock for an additional $500,000 and currently owns a 20% interest in Holdings.

A dividend of 10% per annum accrues on the OmniMetrix Preferred Stock. A dividend was payable on the first anniversary of the funding of the investment and quarterly thereafter for so long as the OmniMetrix Preferred Stock is outstanding and has not been converted to Common Stock. The dividend is payable in cash or the form of additional shares of OmniMetrix Preferred Stock at the election of the holder of the Preferred Stock.

During the period from time the Acorn director acquired OmniMetrix Preferred Stock through October 31, 2016, Acorn lent OmniMetrix $894,000 ($790,000 in 2016). Acorn is in discussions with the director to offset the dividend payment due in October 2016 against his pro-rata portion of loans not provided to OmniMetrix.

We have no assurance that OmniMetrix’s credit facility will provide sufficient liquidity for all of OmniMetrix’s working capital needs in 2016 and beyond. Additional financing for OmniMetrix may be in the form of a bank line, new investment by others, a loan by Acorn, or a combination of the above. The availability and amount of any additional loans from us to OmniMetrix may be limited by the working capital needs of our corporate activities.

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

On April 21, 2016, we announced our decision to cease operations of our GridSense subsidiary and initiate the liquidation of the GridSense assets. As a result of this decision, GridSense is being reported as a discontinued operation. On July 12, 2016, Acorn Energy, Inc. and GridSense sold the GridSense assets to Franklin Fueling Systems, Inc., a wholly-owned subsidiary of Franklin Electric Co., Inc. for a gross sales price of $1.0 million of which $100,000 was set aside as an indemnity escrow. If there are no indemnifiable claims against the indemnity escrow, $50,000 will be released to GridSense on January 7, 2017 and any balance shall be released on July 7, 2017.

Following the sale, GridSense paid off approximately $240,000 of previously accrued severance and other payroll costs. Subsequently, GridSense engaged a third-party liquidation officer to satisfy, to the extent of the funds available from the remaining proceeds, the claims of GridSense creditors, including Acorn which is GridSense’s largest creditor. Through October 31, 2016, the liquidator has settled approximately $5.9 million of GridSense creditor claims, while disbursing approximately $535,000 to the creditors of GridSense. At October 31, 2016, GridSense had approximately $24,000 of cash available (excluding escrow amounts) for satisfaction of remaining creditor claims. Acorn cannot determine with certainty the amount, if any, of these remaining proceeds that may be available to it.

We currently do not have sufficient cash flow for the next twelve months. On September 30, 2016, we had approximately $40,000 of non-escrow corporate cash and cash equivalents and approximately $230,000 on October 31, 2016 following the $300,000 of cash transfers from GridSense in October 2016.

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

Contractual Obligations and Commitments

The table below provides information concerning our contractual obligations under certain categories as of September 30, 2016.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Years Ending September 30, (in thousands)
	Total	2017	2018-2019	2020-2021	2022 and thereafter
Bank and other debt	$47	$47	$—	$—	$—
Operating leases – continuing operations	352	107	218	27	—
Potential severance obligations (1)	357	357	—	—	—
Total contractual cash obligations	$756	$511	$218	$27	$—

(1) Reflects payments due to our former CEO.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Concentrations of Credit Risk

Financial instruments, which potentially subject Acorn to concentrations of credit risk, consist principally of cash and cash equivalents, escrow deposits, and accounts receivable. Our cash and cash equivalents together with GridSense’s cash and cash equivalents and escrow deposit and are deposited primarily with U.S. financial institutions and amounted to approximately $600,000 at September 30, 2016. We use major banks and brokerage firms to invest our cash and cash equivalents, primarily in money market funds. Our escrow deposit ($579,000) is held in an Israeli bank. Approximately 11% of the accounts receivable at September 30, 2016 was due from one customer who pay their receivables over usual credit periods. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising our customer base.

Fair Value of Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values due to the short maturity of such investments.

Interest Rate Risk

In February 2016, OmniMetrix signed a Loan and Security Agreement with a lender providing OmniMetrix with access to accounts receivable formula-based financing. Debt incurred under this financing arrangement bears interest at the greater of prime (3.5% at December 31, 2015 and at September 30, 2016) plus 2% or 6% per year. In addition, OmniMetrix must pay a monthly service charge of 1.0% of the average aggregate principal amount outstanding for the prior month under the amended Loan and Security Agreement (see below). As of September 30, 2016, OmniMetrix had an outstanding balance of approximately $47,000 under the Loan and Security Agreement. Effective October 1, 2016, under the amended Loan and Security Agreement, OmniMetrix agreed to maintain an outstanding minimum average balance of $150,000 and as of November 9, 2016, had an outstanding balance of approximately $240,000 under the amended Loan and Security Agreement.

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

PART II

ITEM 6. EXHIBITS.

#10.1	Asset Purchase Agreement, dated as of July 11, 2016, between Acorn Energy, Inc., GridSense, Inc. and Franklin Fueling Systems, Inc.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-Q for the quarter ended September 30, 2016, filed on November 14, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: November 14, 2016

	By:	/s/ MICHAEL BARTH
Michael Barth

