Form 10-Q
period 2017-03-31
ACORN ENERGY, INC.
filed 2017-05-15
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

Commission file number: 001-33886

ACORN ENERGY, INC.

(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2786081 (I.R.S. Employer Identification No.)

3844 Kennett Pike, Wilmington, Delaware (Address of principal executive offices)	19807 (Zip Code)

302-656-1707

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]

Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2017
Common Stock, $0.01 par value per share	29,411,463

ACORN ENERGY, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended March 31, 2017

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

PART I

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of March 31, 2017	As of December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$663	$222
Escrow deposit	579	579
Accounts receivable, net of provisions for doubtful accounts of $11 at March 31, 2017 and December 31, 2016	654	1,005
Inventory, net	188	202
Other current assets	897	932
Investment in DSIT	5,694	5,658
Current assets – discontinued operations	112	119
Total current assets	8,787	8,717
Property and equipment, net	194	214
Other assets	319	309
Total assets	$9,300	$9,240
LIABILITIES AND EQUITY
Current liabilities:
Short-term credit	$274	$376
Accounts payable	375	708
Accrued payroll, payroll taxes and social benefits	193	327
Deferred revenue	2,143	2,149
Other current liabilities	579	629
Current liabilities – discontinued operations	925	997
Total current liabilities	4,489	5,186
Non-current liabilities:
Due to Acorn directors	1,107	165
Due to DSIT	1,241	1,171
Other non-current liabilities	850	831
Total non-current liabilities	3,198	2,167
Commitments and contingencies
Equity:
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share:
Authorized – 42,000,000 shares; Issued – 30,168,939 and 30,124,494 shares at March 31, 2017 and December 31, 2016, respectively	302	301
Additional paid-in capital	99,787	99,767
Warrants	1,600	1,600
Accumulated deficit	(97,266)	(97,046)
Treasury stock, at cost – 801,920 shares at March 31, 2017 and December 31, 2016	(3,036)	(3,036)
Accumulated other comprehensive loss	(254)	(254)
Total Acorn Energy, Inc. shareholders’ equity	1,133	1,332
Non-controlling interests	480	555
Total equity	1,613	1,887
Total liabilities and equity	$9,300	$9,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended March 31,
	2017	2016

Revenue	$1,096	$4,761
Cost of sales	482	3,130
Gross profit	614	1,631
Operating expenses:
Research and development expenses, net of credits	92	365
Selling, general and administrative expenses	859	2,625
Total operating expenses	951	2,990
Operating loss	(337)	(1,359)
Finance expense, net	(34)	(273)
Loss before income taxes	(371)	(1,632)
Income tax expense	—	(8)
Net loss after income taxes	(371)	(1,640)
Share of income in DSIT	36	—
Loss before discontinued operations	(335)	(1,640)
Income (loss) from discontinued operations, net of income taxes	65	(1,386)
Net loss	(270)	(3,026)
Non-controlling interest share of net loss – continuing operations	50	51
Net loss attributable to Acorn Energy, Inc. shareholders	$(220)	$(2,975)

Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders:
Continuing operations	$(0.01)	$(0.06)
Discontinued operations	0.00	(0.05)
Total attributable to Acorn Energy, Inc. shareholders	$(0.01)	$(0.11)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic and diluted	29,335	27,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(IN THOUSANDS)

	Three months ended March 31,
	2017	2016

Net loss attributable to Acorn Energy, Inc. shareholders	$(220)	$(2,975)
Other comprehensive income (loss):
Foreign currency translation adjustments	-	19
Other comprehensive loss attributable to non-controlling interests	-	(1)
Comprehensive loss attributable to Acorn Energy, Inc. shareholders	$(220)	$(2,957)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

(IN THOUSANDS)

	Acorn Energy, Inc. Shareholders
	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Acorn Energy, Inc. Shareholders’ Equity	Non-controlling interests	Total Equity
Balances as of December 31, 2016	30,125	$301	$99,767	$1,600	$(97,046)	$(3,036)	$(254)	$1,332	$555	$1,887
Net loss	—	—	—	—	(220)	—	—	(220)	(50)	(270)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(25)	(25)
Shares granted in lieu of director fees	44	1	7	—	—	—	—	8	—	8
Stock option compensation	—	—	13	—	—	—	—	13	—	13
Balances as of March 31, 2017	30,169	$302	$99,787	$1,600	$(97,266)	$(3,036)	$(254)	$1,133	$480	$1,613

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Three months ended March 31,
	2017	2016
Cash flows used in operating activities:
Net loss	$(270)	$(3,026)
Adjustments to reconcile net loss to net cash used in operating activities (see Schedule A)	(87)	2,304
Net cash used in operating activities – continuing operations	(357)	(722)
Net cash used in operating activities – discontinued operations	(7)	(401)
Net cash used in operating activities	(364)	(1,123)
Cash flows provided by (used in) investing activities:
Acquisitions of property and equipment	—	(24)
Restricted deposits	—	(82)
Release of restricted deposits	—	818
Release of escrow deposits	—	50
Amounts funded for severance assets	—	(69)
Net cash provided by (used in) investing activities – continuing operations	—	693
Net cash used in investing activities – discontinued operations	—	—
Net cash provided by (used in) investing activities	—	693
Cash flows provided by (used in) financing activities:
Short-term credit, net	(102)	16
Proceeds from loans from directors	900	375
Repayments of long-term debt	—	(32)
Net cash provided by financing activities – continuing operations	798	359
Net cash used in financing activities – discontinued operations	—	(17)
Net cash provided by financing activities	798	342

Effect of exchange rate changes on cash and cash equivalents – continuing operations	—	3
Effect of exchange rate changes on cash and cash equivalents – discontinued operations	—	51

Net increase (decrease) in cash and cash equivalents	434	(34)
Cash and cash equivalents at the beginning of the year – discontinued operations	19	48
Cash and cash equivalents at the beginning of the year – continuing operations	222	124
Cash and cash equivalents at the end of the period – discontinued operations	12	75
Cash and cash equivalents at the end of the period – continuing operations	$663	$63

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

		Three months ended March 31,
		2017	2016
A.	Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
	Loss (income) from discontinued operations	$(65)	$1,386
	Depreciation and amortization	20	72
	Increase in accrued severance	—	67
	Accretion of Leap Tide discount	—	40
	Stock-based compensation	13	220
	Deferred taxes	—	15
	Director fees paid in common stock	8	—
	Share of income in DSIT	(36)	—
	Other	—	35
	Change in operating assets and liabilities:
	Decrease (increase) in accounts receivable, unbilled revenue, other current and other assets	376	54
	Decrease (increase) in inventory	14	(96)
	Decrease in deferred revenue	30	(1,174)
	Increase in accounts payable, accrued payroll, payroll taxes and social benefits, other current liabilities and all non-current liabilities	(447)	1,685
		$(87)	$2,304

B.	Non-cash investing and financing activities:
	Accrual of preferred dividends to outside investor in OmniMetrix	$25	$25

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1— BASIS OF PRESENTATION AND LIQUIDITY

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. All dollar amounts in the notes to the condensed consolidated financial statements are in thousands except for per share data.

Certain reclassifications have been made to the Company’s condensed consolidated financial statements for the three month period ended March 31, 2016 to conform to the current period’s condensed consolidated financial statement presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The Company had $333 of non-escrow corporate cash and cash equivalents on May 10, 2017. The Company also has a commitment from a director that would allow it to borrow up to an additional $1,000 on or after July 7, 2017. That commitment amount would be reduced to the extent that other additional liquidity is provided to the Company in the form of loans from the directors or other lenders with a maturity date no earlier than April 2018, or from any net proceeds from the sale by the Company of any of its DSIT shares. Such cash together with the expected October 2017 receipt of up to $579 of escrowed funds from the DSIT Transaction and reduced cash need from OmniMetrix based on their expected continued growth is expected to finance the Company’s operations only through the first quarter of 2018.

In February 2016, OmniMetrix signed a Loan and Security Agreement (subsequently amended in September 2016) with a lender providing OmniMetrix with access to accounts receivable formula-based financing of up to $500. Debt incurred under this financing arrangement bears interest at the greater of prime (4.00% at March 31, 2017) plus 2% or 6% per year. In addition, OmniMetrix is required to pay a monthly service charge of 1.0% of the average aggregate principal amount outstanding for the prior month. Amounts available under the financing arrangement are based on 75% of all eligible invoices. OmniMetrix also agreed to maintain a minimum loan balance of $150 in its line-of-credit with the lender for a minimum of one year beginning October 1, 2016. OmniMetrix’s loan balance under the Loan and Security Agreement was $274 at March 31, 2017 and $376 at December 31, 2016.

The Company currently does not have sufficient cash flow for the next twelve months from the date of this report. This is due to the fact that loans from directors and balances due to DSIT are due on the earlier of April 30, 2018 or the sale of the Company’s investment in DSIT which is currently being pursued. The Company cannot at this time determine whether it will be successful in selling its investment in DSIT in a timely manner or at a price that would provide sufficient cash to pay its debts and allow for the normal continuation of operations. As such, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

If the Company is unsuccessful in selling its DSIT investment, additional liquidity will be necessary to finance its operating activities and the operations of its OmniMetrix subsidiary. The Company will need to pursue sources of funding, which may include loans from related and/or non-related parties, a sale, partial sale or finding a strategic partner for OmniMetrix or equity financings. There can be no assurance additional funding will be available at terms acceptable to the Company. In addition, there can be no assurance that the Company will be able to successfully utilize any of these possible sources to provide additional liquidity. If additional funding is not available in sufficient amounts, the Company will not be able to fund its corporate activities during the next twelve months, which could materially impact its ability to continue operations, and the Company may not be able to fund OmniMetrix as it has historically, which could materially impact its carrying value.

NOTE 2—RECENT AUTHORITATIVE GUIDANCE

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with adjustment of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The FASB issued several subsequent standards in 2016 containing implementation guidance related to the new standard. These standards provide additional guidance related to principal versus agent considerations, licensing, and identifying performance obligations. Additionally, these standards provide narrow-scope improvements and practical expedients as well as technical corrections and improvements. Overall, the new guidance is to be effective for the fiscal year beginning after December 15, 2017. Companies are able to early adopt the pronouncement, however not before fiscal years beginning after December 15, 2016. The Company currently anticipates that it will adopt this standard using the modified retrospective method. The Company is creating an implementation team to provide training and to review contracts to assess the impact, if any; the new revenue standard will have on its consolidated financial statements. The Company is monitoring for any additional implementation or other guidance that may be issued in 2017 with respect to the new revenue standard and adjust its assessment and implementation plans accordingly.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business. This new guidance clarifies the definition of a business in a business combination. The guidance is effective beginning the first quarter of fiscal year 2018. Early adoption is permitted. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements.

Other relevant recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3—INVESTMENT IN DSIT SOLUTIONS, LTD. (“DSIT”)

On April 21, 2016, the Company closed on a transaction (the “DSIT Transaction”) for the sale of a portion of its interests DSIT Solutions, Ltd. business to Rafael Advanced Defense Systems Ltd., a major Israeli defense company. As a result of the DSIT Transaction, the Company’s holdings in DSIT were reduced from 78.7% to 41.2%, and subsequent to the DSIT Transaction, the Company has limited representation on the DSIT Board of directors. Accordingly, the Company no longer consolidates the results of DSIT, but rather accounts for its investment in DSIT under the equity method. DSIT’s results and the Company’s share of its net income for the three months ended March 31, 2017 can be seen below:

Three months ending March 31, 2017

Revenue	$4,061
Cost of sales	2,766
Gross profit	1,295
Research and development expenses, net	243
Selling, general and administrative expenses	953
Operating income	99
Finance income, net	8
Income before income taxes	107
Income tax expense	(21)
Net income	$86

Acorn’s share of net income in DSIT	$36

Assets and liabilities related to the operations of DSIT are as follows:

	March 31, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$3,484	$1,047
Restricted deposits	984	2,648
Accounts receivable, net	2,172	2,825
Unbilled revenue	4,043	4,918
Inventory	386	481
Other current assets	938	795
Total current assets	12,007	12,714
Property and equipment, net	609	569
Severance assets	4,256	3,915
Restricted deposits	65	646
Due from Acorn	1,241	1,171
Other assets	287	339
Total assets	$18,465	$19,354

Current liabilities:
Short-term bank credit and current maturities of long-term bank debt	$546	$1,239
Accounts payable	1,201	1,461
Accrued payroll, payroll taxes and social benefits	1,261	1,142
Deferred revenue	361	431
Other current liabilities	2,223	2,736
Total current liabilities	5,592	7,009
Accrued severance	5,810	5,374
Other non-current liabilities	16	9
Total liabilities	$11,418	$12,392

The Due from Acorn balance at March 31, 2017 is comprised of a loan of $340 from DSIT and unreimbursed expenses of $672, both of which accrue interest at 3.15% per annum. Such balances are due the earlier of April 30, 2018 or the sale of Acorn’s remaining shares in DSIT. In addition to the above balances, the Due from Acorn balance also includes $229 with respect to provisions for severance and vacation for the Company’s CFO who is an employee of DSIT.

DSIT’s results that were included in the Company’s Condensed Consolidated Statements of Operations in the three month period ending March 31, 2016 can be seen below:

Three months ending March 31, 2016

Revenue	$3,920
Cost of sales	2,714
Gross profit	1,206
Research and development expenses, net	288
Selling, general and administrative expenses	857
Operating income	61
Finance expense, net	(14)
Income before income taxes	47
Income tax expense	(8)
Net income	39
Net income attributable to non-controlling interests	(6)
Net income attributable to Acorn Energy Inc.	$33

NOTE 4—Discontinued Operations

In April 2016, the Company announced that it decided to cease operations of its GridSense subsidiary and initiate the liquidation of the GridSense assets. As a result of this decision, GridSense is being reported as a discontinued operation. Following the decision to cease GridSense operations, the Company wrote down all GridSense assets to their estimated realizable values at the time and accrued for estimated severance costs of $140 and lease commitments of $100 in GridSense’s first quarter 2016 results.

In July 2016, the Company and its GridSense subsidiary completed the sale of the GridSense assets to Franklin Fueling Systems, Inc., a wholly-owned subsidiary of Franklin Electric Co., Inc. for a gross sales price of $1,000 of which $100 was set aside as an indemnity escrow. Under the terms of the escrow, if there were no pending indemnifiable claims, $50 was to be released to GridSense on January 7, 2017, with the balance to be released to GridSense on July 7, 2017. The buyers refused to authorize the escrow agent to release the $50 on January 7, 2017 and, subsequent to that date, submitted purported third-party indemnifiable claims which the Company believes to be both untimely and without merit. This dispute has yet to be resolved.

Following the sale, GridSense engaged a third-party liquidation officer to satisfy, to the extent of the funds available, the claims of GridSense creditors, including Acorn which is GridSense’s largest creditor. At December 31, 2016, GridSense had approximately $19 of cash available (excluding escrow amounts) for satisfaction of remaining creditor claims of approximately $314. During the three months ended March 31, 2017, the liquidator settled $70 of claims while disbursing $7 to those creditors. At March 31, 2017, GridSense had approximately $12 of cash available (excluding escrow amounts) for satisfaction of remaining creditor claims of approximately $244.

Assets and liabilities related to the discontinued operations of GridSense are as follows:

	As of
	March 31, 2017	December 31, 2016

Cash and cash equivalents	$12	$19
Other current assets and non-current assets	100	100
Total assets	$112	$119
Accounts payable	$431	$501
Accrued payroll, payroll taxes and social benefits	90	90
Other current and non-current liabilities	404	406
Total liabilities	$925	$997

GridSense’s operating results for the three months ended March 31, 2017 and 2016 are included in “Income (loss) from discontinued operations, net of income taxes” in the Company’s Condensed Consolidated Statements of Operations. Summarized financial information for GridSense’s operations for the three months ended March 31, 2017 and 2016 are presented below:

	Three months ended March 31,
	2017	2016
Revenue	$—	$143
Gross profit (loss)	—	(30)
Net income (loss)	$65	$(1,386)

NOTE 5—Loans from Directors

(a) Director Loans to Acorn

On February 16, 2017, the Company secured commitments for $1,900 in funding in the form of loans from members of the Company’s Board of Directors, including $900 immediately funded. Acorn expects to repay the loans, which mature at the end of April 2018 and accrue interest at the rate of 12.5% (16.5% after February 15, 2018) per annum, payable at maturity, with proceeds from a future sale of its 41.2% ownership in its DSIT Solutions Ltd. affiliate.

In addition to the $900 already funded, one of the Company’s directors agreed to loan up to an additional $1,000 to the Company on or after July 7, 2017 on substantially identical terms as the currently funded loans. The amount of any such additional financing would be reduced to the extent that other additional liquidity is provided to the Company in the form of loans from the directors or other lenders with a maturity date no earlier than April 2018, or from any net proceeds from the sale by the Company of any of its DSIT shares. The Company is required to apply the net proceeds from the sale of any of its DSIT shares in repayment of the principal of the directors’ loans and all interest accrued. If all or part of the principal or interest remains unpaid after the maturity date, then each of the lending directors may with the consent of the Company, convert such overdue amounts into common stock of OmniMetrix Holdings Inc. (see below) based on an independent valuation to be obtained at the time of such conversion. During the three months ended March 31, 2017, the Company accrued $13 of interest with respect to these director loans.

(b) Director Investment and Loans to OmniMetrix

In 2015, one of the Company’s directors acquired a 20% interest in the Company’s OmniMetrix Holdings, Inc. subsidiary (“Holdings”) through the purchase of $1,000 of OmniMetrix Preferred Stock (“Preferred Stock”). Holdings is the holder of 100% of the membership interests OmniMetrix, LLC through which the Company operates its Power Generation and Corrosion Protection monitoring activities. The $1,000 investment by the director has been recorded as an increase in non-controlling interests.

A dividend of 10% per annum accrues on the Preferred Stock. The dividend is payable on the first anniversary of the funding of the investment and quarterly thereafter for so long as the Preferred Stock is outstanding and has not been converted to Common Stock. Through December 31, 2016, a dividend payable of $115 was recorded with respect to the Preferred Stock. On December 31, 2016, the director agreed to treat the $115 of accrued dividends as a loan to OmniMetrix which bears interest at 8% per year. Such loan is in addition to the $50 loan given by the director to OmniMetrix in December of 2016. During the three months ended March 31, 2017, $25 of dividends accrued on the Preferred Stock and were added to the loan balance. All amounts due (principal and interest) are due the later of April 30, 2018 or 90 days following the advance of a new loan (quarterly dividend accrual).

NOTE 6— RESTRUCTURING AND RELATED CHARGES

In 2013, OmniMetrix restructured its operations to better align expenses with revenues following a change in management. The restructuring involved employee severance and termination benefits as well as a charge for a significant reduction in the utilization of its leased facility in Buford and a write-down of a majority of the remaining book value of leasehold improvements associated with the leased facility. At December 31, 2016, $159 of lease payments associated with the reduced utilization of leased facilities remained unpaid. During the three months ended March 31, 2017, OmniMetrix paid $12 of this liability. The total remaining accrued restructuring balance of $147 is expected to be paid in full by December 31, 2019 and is included in Other current liabilities ($47) and Other liabilities ($100) in the Company’s condensed consolidated balance sheets.

NOTE 7—EQUITY

(a) Acorn Stock Options

A summary of stock option activity for the three months ended March 31, 2017 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2016	2,050,369	$3.62
Granted	90,000	0.25
Exercised	—	—
Forfeited or expired	(229,879)	$1.74
Outstanding at March 31, 2017	1,910,490	$3.56	3.6 years	$25
Exercisable at March 31, 2017	1,397,904	$3.80	3.4 years	$15

(b) Stock-based Compensation Expense

Stock-based compensation expense included in Selling, general and administrative expenses in the Company’s Condensed Statements of Operations for the three month periods ended March 31, 2017 and March 31, 2016 was $13 and $220, respectively.

(c) Common Stock in Lieu of Board Fees

Each Director may elect by written notice delivered on or before the first day of each calendar year whether to receive, in lieu of some or all of his or her retainer and board fees, that number of shares of Company Common Stock as shall have a value equal to the applicable retainer and board fees, based on the closing price of the Company’s Common Stock on its then-current trading platform or exchange on the last trading day immediately preceding the first day of the applicable year. Once made, the election shall be irrevocable for such election year and the shares subject to the election shall vest and be issued one-fourth upon the first day of the election year and one-fourth as of the first day of each of the second through fourth calendar quarters thereafter during the remainder of the election year. For the 2017 calendar year, Messrs. Woolard and Jackson elected to receive Common Stock in lieu of retainer and board fees and accordingly were for the first three months of 2017 issued 20,834 and 23,611 shares of Common Stock, respectively. They are to receive a combined 44,444 shares on April 1, July 1 and October 1 of 2017.

(d) Warrants

The Company previously issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life

Outstanding at December 31, 2016	2,654,423	$1.46
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2017	2,654,423	$1.46	2.9 years

NOTE 8—SEGMENT REPORTING

The Company currently operates in two reportable operating segments, both of which are performed though the Company’s OmniMetrix subsidiary:

●	Power Generation (“PG”) monitoring (formerly known as Machine-to-Machine Critical Asset Monitoring & Control). The PG segment provides wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications.

●	Corrosion Protection (“CP”) monitoring. The CP segment provides for remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies.

In addition, up to the closing of the DSIT Transaction (see Note 3), the Company reported its activities in the Energy & Security Sonar Solutions segment. This segment, whose activities were performed by DSIT, provided sonar and acoustic related solutions for energy, defense and commercial markets with a focus on underwater site security for strategic energy installations and other advanced acoustic systems and real-time embedded hardware and software development and production. “Other” operations include certain IT activities (protocol management software for cancer patients and billing software) and outsourced consulting activities performed by the Company’s DSIT subsidiary that did not meet the quantitative thresholds under applicable accounting principles.

Following the closing of the DSIT Transaction, the Company is no longer consolidating the results of DSIT, but rather is reporting on its investment in DSIT on the equity method. Accordingly, effective April 21, 2016, the Company no longer consolidates the results of DSIT’s Energy & Security Sonar Solutions segment or the activities of its “Other” segment.

The following tables represent segmented data for the three months ended March 31, 2017 and March 31, 2016:

	PG	CP	Energy & Security Sonar Systems*	Other*	Total
Three months ended March 31, 2017:
Revenues from external customers	$898	$198	$—	$—	$1,096
Intersegment revenues	—	—	—	—	—
Segment gross profit	520	94	—	—	614
Depreciation and amortization	16	4	—	—	20
Segment loss before income taxes	(145)	(64)	—	—	(209)

Three months ended March 31, 2016:
Revenues from external customers	$667	$174	$3,582	$338	$4,761
Intersegment revenues	—	—	—	—	—
Segment gross profit	333	92	1,133	73	1,631
Depreciation and amortization	16	4	43	8	71
Segment income (loss) before income taxes	(239)	(13)	67	(13)	(198)

* Acorn ceased consolidating the results of DSIT following the close of the sale of a portion of Acorn’s interest in DSIT on April 21, 2016. Accordingly, there are no results for the period ending March 31, 2017.

Reconciliation of Segment Loss to Consolidated Net Loss Before Income Taxes

	Three months ended March 31,
	2017	2016

Total net loss before income taxes for reportable segments	$(209)	$(185)
Other operational segment net income (loss) before income taxes	—	(13)
Total segment net loss before income taxes	(209)	(198)
Unallocated cost of corporate headquarters*	(162)	(1,419)
Unallocated benefit (cost) of DSIT headquarters	—	(15)
Consolidated loss before income taxes	$(371)	$(1,632)

* Includes stock compensation expense of $13 and $220 for the three month periods ended March 31, 2017 and March 31, 2016, respectively. The three month period ended March 31, 2016 also includes $460 of salary and associated costs and medical insurance associated with the resignation of Mr. Moore and $250 of interest expense to Leap Tide and directors.

ACORN ENERGY, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016.

FINANCIAL RESULTS BY COMPANY

The following table shows, for the periods indicated, the financial results (dollar amounts in thousands) attributable to each of our consolidated companies. Acorn ceased consolidating the results of DSIT following the close of the sale of a portion of Acorn’s interest in DSIT on April 21, 2016. Accordingly, no results for DSIT are presented in operating loss for the three months ended March 31, 2017.

	Three months ended March 31, 2017
	DSIT	OmniMetrix	Acorn	Total Continuing Operations

Revenues	$—	$1,096	$—	$1,096
Cost of Sales	—	482	—	482
Gross profit	—	614	—	614
Gross profit margin		56%		56%
R& D expenses, net of credits	—	92	—	92
Selling, general and administrative expenses	—	718	141	859
Operating loss	$—	$(196)	$(141)	$(337)

	Three months ended March 31, 2016
	DSIT	OmniMetrix	Acorn	Total Continuing Operations

Revenues	$3,920	$841	$—	$4,761
Cost of Sales	2,714	416	—	3,130
Gross profit	1,206	425	—	1,631
Gross profit margin	31%	51%		34%
R& D expenses, net of credits	288	77	—	365
Selling, general and administrative expenses	857	596	1,172	2,625
Operating loss	$61	$(248)	$(1,172)	$(1,359)

BACKLOG

As of March 31, 2017, our backlog of work to be completed was as follows (amounts in millions of U.S. dollars):

DSIT Solutions *	$16.2
OmniMetrix (primarily deferred revenue)	2.9
Total	$19.1

* Following the closing of the DSIT Transaction, we are no longer consolidating the results of DSIT, but rather are reporting on our investment in DSIT on the equity method.

RECENT DEVELOPMENTS

We had $330,000 of non-escrow corporate cash and cash equivalents on May 10, 2017. We also have a commitment from a director that would allow us to borrow up to an additional $1.0 million on or after July 7, 2017. That commitment amount would be reduced to the extent that other additional liquidity is provided to us in the form of loans from the directors or other lenders with a maturity date no earlier than April 2018, or from any net proceeds from the sale of our DSIT shares. Such cash together with the expected October 2017 receipt of up to $579,000 of escrowed funds from the DSIT Transaction and reduced cash need from OmniMetrix based on their expected continued growth is expected to finance our operations through only the first quarter of 2018.

We currently do not have sufficient cash flow for the next twelve months from the date of this report. This is due to the fact that loans from directors and balances due to DSIT are due on the earlier of April 30, 2018 or the sale of our investment in DSIT which is currently being pursued. We cannot at this time determine whether we will be successful in selling our investment in DSIT in a timely manner or at a price that would provide sufficient cash to pay our debts and allow for the normal continuation of operations. As such, these factors raise substantial doubt as to our ability to continue as a going concern.

If we are unsuccessful in selling its DSIT investment, additional liquidity will be necessary to finance our operating activities and the operations of our OmniMetrix subsidiary. We will need to pursue sources of funding, which may include loans from related and/or non-related parties, a sale, partial sale or finding a strategic partner for OmniMetrix or equity financings. There can be no assurance additional funding will be available at terms acceptable to us. In addition, there can be no assurance that we will be able to successfully utilize any of these possible sources to provide additional liquidity. If additional funding is not available in sufficient amounts, we will not be able to fund our corporate activities during the next twelve months, which could materially impact our ability to continue operations, and we may not be able to fund OmniMetrix as we have historically, which could materially impact its carrying value.

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

During 2017, each of our PG and CP activities represented a reportable segment. In addition, up until the sale of a portion of our interest in DSIT Solutions, Ltd. to Rafael Advanced Defense Systems Ltd. in April 2016, we reported DSIT’s Energy & Security Sonar Solutions activities as a reportable segment as well as its information technology activities and outsourced consulting activities which were combined and included in our “Other” segment. Following the sale of a portion of our interests in DSIT, we no longer consolidate the results of DSIT and instead report DSIT’s results on the equity method. Consequently, from April 21, 2016, we no longer report segment information with respect to DSIT’s Energy & Security Sonar Solutions segment or its other activities.

The following analysis should be read together with the segment information provided in Note 8 to the interim unaudited condensed consolidated financial statements included in this quarterly report.

OmniMetrix

OmniMetrix LLC is a Georgia limited liability company based in Buford, Georgia that develops and markets wireless remote monitoring and control systems and services for multiple markets in the Internet of Things ecosystem: critical assets (including stand-by power generators, pumps, pumpjacks, light towers, turbines, compressors, as well as other industrial equipment) as well as corrosion protection for the pipeline industry (gas utilities and pipeline companies). Acorn owns 80% of OmniMetrix with one of Acorn’s directors owning the remaining 20%.

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

OmniMetrix has two divisions: Power Generation (“PG”) and Corrosion Protection (“CP”). In the first quarter of 2017, OmniMetrix recorded revenue of $1,096,000 ($898,000 in its PG activities and $198,000 in its CP activities) as compared to $841,000 ($667,000 in its PG activities and $174,000 in its CP activities) recorded in the first quarter of 2016, representing an increase of 30%. The increase in revenue is driven by increased revenue from the sale of hardware as well as an increase in monitoring revenue resulting from increased units being monitored. Revenue from the sale of hardware increased 39% from $399,000 in the first quarter of 2016 to $554,000 in the first quarter of 2017 while monitoring revenue increased 23% from $442,000 in the first quarter of 2016 to $542,000 in the first quarter of 2017. First quarter 2017 revenue also represented an increase of 5% as compared to fourth quarter 2016’s revenue of $1,041,000.

First quarter 2017 gross profit of $614,000 reflected a gross margin of 56% on the quarter’s revenues. Such gross profit represents significant increase from first quarter 2016 gross profit of $425,000 (gross margin of 51%). The increase in the gross profit compared to first quarter 2016 was attributable to a combination of increased revenue as well as increased gross margins. The increase in the gross margin was due to a change in the sales mix to higher margin PG products and an increase in the margin on monitoring revenue from 83% in the first quarter of 2016 to 86% in the first quarter of 2017.

During the first quarter of 2017, OmniMetrix recorded $92,000 of R&D expense as compared to approximately $77,000 of R&D in the first quarter of 2016. We do not expect R&D expense to materially change in the coming quarters.

During the first quarter of 2017, OmniMetrix recorded $718,000 of SG&A costs. Such costs reflect an increase of $122,000 (20%) as compared to first quarter 2016 SG&A costs of $596,000 and $29,000 more than fourth quarter 2016 SG&A costs of $689,000. The increased SG&A costs are primarily attributable to increased marketing initiatives and increased payroll costs from an increased employee headcount. We do not expect SG&A expense to materially change in the coming quarters.

DSIT Solutions

In April 2016, we closed on the sale of nearly 50% of our interest in our DSIT Solutions, Ltd. business to Rafael Advanced Defense Systems Ltd. Following the closing of the DSIT Transaction, we no longer consolidate the results of DSIT, but rather are reporting on our investment in DSIT on the equity method.

DSIT revenue of $4,061,000 in the first quarter of 2017 was $141,000 or 4% greater than revenue for the first quarter of 2016 of $3,920,000. First quarter 2017 revenue also represents a $912,000 or 18% decrease as compared to the fourth quarter 2016 revenue of $4,972,000. In addition, gross profit, operating income and net income all improved for DSIT in 2017.

The increase in DSIT’s revenue in the first quarter of 2017 as compared to the first quarter of 2016 was primarily due to revenue recorded with respect to DSIT’s $7.1 million order for its Blackfish Hull Mounted Sonar (HMS) received in June of 2016.

The decrease in DSIT’s revenue in the first quarter of 2017 as compared to the fourth quarter of 2016 was primarily due to a large order received in the fourth quarter of 2016 for which DSIT had a system available for quick delivery.

DSIT’s gross profit increased from $1,206,000 in the first quarter of 2016 to $1,295,000 in the first quarter of 2017. Gross profit increased as a result of both increased revenue and a slight increase in gross margin from 31% in 2016 to 32% in 2017. The increase in the gross margin in the first quarter of 2017 as compared to the first quarter of 2016 was due to improved margins in historically lower-margin non-Naval projects.

During the first three months of 2017, DSIT recorded $953,000 of SG&A expense, 11% above the $857,000 recorded in the first three months of 2016. The increase from the first three months of 2016 was primarily due to increased marketing costs following the hiring of additional sales and marketing staff as well as a discretionary bonus granted in the first quarter of 2017.

DSIT net income for the first three months of 2017 was $86,000 as compared to $39,000 for the first three months of 2016. As noted above, we no longer consolidate the results of DSIT. After the closing of the DSIT Transaction, we account for our investment in DSIT under the equity method. We recorded $36,000 as our 41.2% share of DSIT’s net income for the three month period ending March 31, 2017.

GridSense

On April 21, 2016, we announced that we decided to cease operations of our GridSense subsidiary and initiate the liquidation of the GridSense assets. As a result of this decision, GridSense is being reported as a discontinued operation effective with our first quarter 2016 report.

In July 2016, GridSense sold its assets to Franklin Fueling Systems, Inc., a wholly-owned subsidiary of Franklin Electric Co., Inc. for a gross sales price of $1.0 million of which $100,000 was set aside as an indemnity escrow. Under the terms of the escrow, if there were no pending indemnifiable claims, $50,000 was to be released to GridSense on January 7, 2017, with the balance to be released to GridSense on July 7, 2017. The buyers refused to authorize the escrow agent to release the $50,000 on January 7, 2017 and, subsequent to that date, submitted purported third-party indemnifiable claims which the Company believes to be both untimely and without merit. This dispute has yet to be resolved.

Following the sale, GridSense engaged a third-party liquidation officer to satisfy, to the extent of the funds available, the claims of GridSense creditors, including Acorn which is GridSense’s largest creditor. At December 31, 2016, GridSense had approximately $19,000 of cash available (excluding escrow amounts) for satisfaction of remaining creditor claims of approximately $314,000. During the three months ended March 31, 2017, the liquidator settled $70,000 of claims while disbursing $7,000 to those creditors. At March 31, 2017, GridSense had approximately $12,000 of cash available (excluding escrow amounts) for satisfaction of remaining creditor claims of approximately $244,000.

Corporate

Corporate general and administrative expense of $141,000 in the first quarter of 2017 was $1,031,000 or 88% lower than the $1,172,000 of expense recorded in the first quarter of 2016 and $24,000 greater than the $117,000 recorded in the fourth quarter of 2016. The decrease from first quarter 2016 expense relates to approximately $460,000 of severance and related costs associated with the resignation of our former CEO recorded in the first quarter of 2016 as well as reduced professional fees and salaries costs. In addition, in the first quarter of 2017, we reached a settlement with a professional service provided on an outstanding invoice resulting in a benefit of $167,000. Non-cash stock compensation also decreased from $220,000 (of which $174,000 was associated with the acceleration of our former CEO’s options) in the first quarter of 2016 to $13,000 in the first quarter of 2017. We expect our future quarters’ corporate general and administrative expense to approximate first quarter 2017 expense without the benefit from the aforementioned settlement.

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three month periods ended March 31, 2017 and March 31, 2016, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components. For segment data see Note 8 to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

	Three months ended March 31,
	2017		2016		Change from
	($,000)	% of revenues	($,000)	% of revenues	2016 to 2017
Revenue	$1,096	100%	$4,761	100%	(77)%
Cost of sales	482	44%	3,130	66%	(85)%
Gross profit	614	56%	1,631	34%	(62)%
R&D expenses, net	92	8%	365	8%	(75)%
SG&A expenses	859	78%	2,625	55%	(67)%
Operating loss	(337)	(31)%	(1,359)	(29)%	(75)%
Finance expense, net	(34)	(3)%	(273)	(6)%	(88)%
Loss before income taxes	(371)	(34)%	(1,632)	(34)%	(77)%
Income tax expense	—	—%	(8)	(0)%	(100)%
Net loss after income taxes	(371)	(34)%	(1,640)	(34)%	(77)%
Share of income in DSIT	36	3%	—	0%
Loss before discontinued operations	(335)	(31)%	(1,640)	(34)%	(80)%
Income (loss) from discontinued operations, net of income taxes	65	6%	(1,386)	(29)%	(105)%
Net loss	(270)	(25)%	(3,026)	(64)%	(91)%
Non-controlling interests share of net loss – continuing operations	50	5%	51	1%	(2)%
Net loss attributable to Acorn Energy, Inc.	$(220)	(20)%	$(2,975)	(62)%	(93)%

Revenue. Revenue in the first three months of 2017 decreased by $3,665,000 or 77% from $4,761,000 in the first three months of 2016 to $1,096,000 in the first three months of 2017. The decrease in revenue was due to the fact that we are no longer consolidating the results of DSIT following the sale of a portion of our interests in DSIT in April 2016. DSIT’s revenue in the first quarter of 2016 was $3,920,000. OmniMetrix’s revenue increased from $841,000 in the first three months of 2016 to $1,096,000 in the first three months of 2017. OmniMetrix’s increased revenue was attributable to increased revenue from the sale of hardware as well as an increase in monitoring revenue resulting from increased units being monitored.

Gross profit. Gross profit in the first three months of 2017 reflected a decrease of $1,017,000 (62%) as compared to the first three months of 2016. The decrease in gross profit was due to the fact that we are no longer consolidating the results of DSIT following the sale of a portion of our interests in DSIT in April 2016. DSIT’s gross profit in the first quarter of 2016 was $1,206,000. OmniMetrix’s gross profit increased from $425,000 in the first three months of 2016 to $614,000 in the first three months of 2017. OmniMetrix’s increased gross profit was attributable to a combination of its increased revenue and increased gross margin from 51% in the first quarter of 2016 to 56% in the first quarter of 2017. The increased gross margin is due to a change in the sales mix to higher margin products.

Research and development (“R&D”) expenses. R&D expenses in the first three months of 2017 reflected a decrease of $273,000 (75%) as compared to the first three months of 2016. The decrease in R&D was due to the fact that we are no longer consolidating the results of DSIT following the sale of a portion of our interests in DSIT in April 2016. DSIT’s R&D expense in the first quarter of 2016 was $288,000. OmniMetrix’s R&D increased from $77,000 in the first three months of 2016 to $92,000 in the first three months of 2017.

Selling, general and administrative (“SG&A”) expenses. SG&A expenses in the first three months of 2017 reflected a decrease of $1,766,000 (67%) as compared to the first three months of 2016. The decrease in SG&A expense was due in part to the fact that we are no longer consolidating the results of DSIT following the sale of a portion of our interests in DSIT in April 2016. DSIT’s SG&A in the first quarter of 2016 was $857,000. OmniMetrix’s SG&A increased from $596,000 in the first three months of 2016 to $718,000 in the first three months of 2017. Corporate expense decreased from $1,172,000 in the first quarter of 2016 to $141,000 in the first quarter of 2017. The increase at OmniMetrix was due to increased marketing initiatives. The decrease in corporate expense was due to the inclusion in 2016 of approximately $460,000 of severance and related costs associated with the resignation of our former CEO. Corporate general and administrative expense in the first quarter of 2016 also includes approximately $174,000 of non-cash stock compensation associated with the acceleration of the vesting of Mr. Moore’s options following his resignation as well as professional fees associated with the sale of DSIT. First quarter 2017 corporate expense includes a benefit of $167,000 related to the settlement of an outstanding invoice.

Income (loss) from discontinued operations, net of income taxes. During the first quarter of 2017, GridSense recorded income of $65,000 as compared to losses of $1,386,000 in the first quarter of 2016.

Net loss attributable to Acorn Energy. We had a net loss attributable to Acorn shareholders of $270,000 in the first quarter of 2017 compared to a net loss of $3.0 million in the first quarter of 2016. Our loss in 2017 is comprised of a loss at OmniMetrix of $209,000 and corporate expense of $162,000. These losses were partially offset by our share of DSIT’s reported net income of $36,000 and $65,000 of net income at GridSense which is included in discontinued operations.

Liquidity and Capital Resources

As of March 31, 2017 we had working capital of $4.3 million ($5.1 million in our continuing operations). Our working capital in continuing operations includes $663,000 of cash and cash equivalents and $579,000 of escrow deposits.  Net cash increased during the three months ended March 31, 2017 by $434,000, of which $364,000 was used in operating activities ($357,000 in continuing operations).

In our continuing operations, our OmniMetrix subsidiary generated $20,000 in its operations during the first quarter of 2017 while our corporate headquarters used $377,000 during the period.

Net cash of $798,000 was provided by financing activities during the first quarter of 2017. During the period, we received $900,000 from director loans. This was offset by the repayment of $102,000 by OmniMetrix under its Loan and Security Agreement (see below).

In February 2016, OmniMetrix signed a Loan and Security Agreement with a lender providing OmniMetrix with access to accounts receivable formula-based financing of up to $500,000. Debt incurred under this financing arrangement bears interest at the greater of prime (4.00% at March 31, 2017) plus 2% or 6% per year. In addition, OmniMetrix was to pay a monthly service charge of 1.125% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 19.5%.

In September 2016, the abovementioned Loan and Security Agreement was amended to reflect a reduced monthly service charge of 1.0% and modified formula determining the amount available from 80% of eligible hardware invoices and 40% of eligible monitoring invoices to 75% of all eligible invoices. In return, OmniMetrix agreed to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of one year beginning October 1, 2016. OmniMetrix loan balance under the Loan and Security Agreement was $274,000 at March 31, 2017 ($376,000 at December 31, 2016). The loan balance on May 10, 2017 was $386,000.

We have no assurance that OmniMetrix’s credit facility will provide sufficient liquidity for all of OmniMetrix’s working capital needs in 2017. In April 2017, we lent OmniMetrix $100,000. If necessary, additional financing for OmniMetrix may be in the form of a bank line, new investment by outside parties, a loan by Acorn, or a combination of the above. The availability and amount of any additional loans from us to OmniMetrix may be limited by the working capital needs of our corporate activities and other operating companies.

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

We had $330,000 of non-escrow corporate cash and cash equivalents on May 10, 2017. We also have a commitment from a director that would allow us to borrow up to an additional $1.0 million on or after July 7, 2017. That commitment amount would be reduced to the extent that other additional liquidity is provided to us in the form of loans from the directors or other lenders with a maturity date no earlier than April 2018, or from any net proceeds from the sale of our DSIT shares. Such cash together with the expected October 2017 receipt of up to $579,000 of escrowed funds from the DSIT Transaction and reduced cash need from OmniMetrix based on their expected continued growth is expected to finance our operations through only the first quarter of 2018.

We currently do not have sufficient cash flow for the next twelve months from the date of this report. This is due to the fact that loans from directors and balances due to DSIT are due on the earlier of April 30, 2018 or the sale of our investment in DSIT which is currently being pursued. We cannot at this time determine whether we will be successful in selling our investment in DSIT in a timely manner or at a price that would provide sufficient cash to pay our debts and allow for the normal continuation of operations. As such, these factors raise substantial doubt as to our ability to continue as a going concern.

If we are unsuccessful in selling our DSIT investment, additional liquidity will be necessary to finance our operating activities and the operations of our OmniMetrix subsidiary. We will need to pursue sources of funding, which may include loans from related and/or non-related parties, a sale, partial sale or finding a strategic partner for OmniMetrix or equity financings. There can be no assurance additional funding will be available at terms acceptable to us. In addition, there can be no assurance that we will be able to successfully utilize any of these possible sources to provide additional liquidity. If additional funding is not available in sufficient amounts, we will not be able to fund our corporate activities during the next twelve months, which could materially impact our ability to continue operations, and we may not be able to fund OmniMetrix as we have historically, which could materially impact its carrying value.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of March 31, 2017.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Years Ending March 31, (in thousands)
	Total	2018	2019-2020	2021-2022	2023 and thereafter

Debt	$274	$274	$—	$—	$—
Operating leases	300	108	192	—	—
Due to directors (1)	1,107	—	1,107	—	—
Due to DSIT (1)	1,241	—	1,241	—	—
Potential severance obligations	128	128	—	—	—
Total contractual cash obligations	$3,050	$510	$2,540	$—	$—

We expect to finance the contractual commitments for continuing operations from cash currently on hand and cash generated from operations and the planned sale of DSIT.

(1)	Amounts are due the earlier of April 30, 2018 and the sale of Acorn’s investment in DSIT.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, escrow deposits and trade accounts receivable. The Company’s cash, cash equivalents and escrow deposits were deposited primarily with U.S. and Israeli banks and brokerage firms and amounted to $1,354,000 at March 31, 2017. The Company does not believe there is significant risk of non-performance by these counterparties. Approximately 41% of the accounts receivable at March 31, 2017 was due from three customers who pay their receivables over usual credit periods. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base.

Fair Value of Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values due to the short maturity of such investments.

Interest Rate Risk

In February 2016, OmniMetrix signed a Loan and Security Agreement with a lender providing OmniMetrix with access to accounts receivable formula-based financing of up to $500,000. Debt incurred under this financing arrangement bears interest at the greater of prime (4.00% at March 31, 2017) plus 2% or 6% per year. In addition, OmniMetrix was to pay a monthly service charge of 1.125% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 19.5%.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses noted in our Annual Report on Form 10-K for the year ended December 31, 2016, to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As noted in our Annual Report on Form 10-K for the year ended December 31, 2016, we employ a decentralized internal control methodology, coupled with management’s oversight, whereby each subsidiary is responsible for mitigating its risks to financial reporting by implementing and maintaining effective control policies and procedures and subsequently translating that respective risk mitigation up and through to the parent level and to our external financial statements. In addition, as our subsidiaries are not large enough to effectively mitigate certain risks by segregating incompatible duties, management must employ compensating mechanisms throughout our company in a manner that is feasible within the constraints it operates.

The material weaknesses management identified were caused by an insufficient complement of resources at our subsidiaries, including employee turnover and limited IT system capabilities, such that individual control policies and procedures at certain subsidiaries could not be implemented, maintained, or remediated when and where necessary. As a result, a majority of the significant process areas management identified for our OmniMetrix subsidiary had one or more material weaknesses present.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6.	EXHIBITS.

#10.1	Consulting Agreement dated as of January 8, 2017, by and between Acorn Energy, Inc. and Jan H. Loeb.

#10.2	Promissory Note of Acorn Energy, Inc., dated February 15, 2017, in favor of Christopher E. Clouser.

#10.3	Promissory Note of Acorn Energy, Inc., dated February 15, 2017, in favor of Edgar Woolard.

#10.4	Promissory Note of Acorn Energy, Inc., dated February 15, 2017, in favor of Samuel M. Zentman.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-Q for the quarter ended March 31, 2017, filed on May 15, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: May 15, 2017

	By:	/s/ MICHAEL BARTH
Michael Barth
Chief Financial Officer

