Form 10-Q
period 2017-06-30
ACORN ENERGY, INC.
filed 2017-08-14
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

Commission file number: 001-33886

ACORN ENERGY, INC.

(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2786081 (I.R.S. Employer Identification No.)

3844 Kennett Pike, Wilmington, Delaware (Address of principal executive offices)	19807 (Zip Code)

302-656-1707

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2017
Common Stock, $0.01 par value per share	29,455,907

ACORN ENERGY, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended June 30, 2017

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

PART I

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of June 30, 2017	As of December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$317	$222
Escrow deposit	579	579
Accounts receivable, net of provisions for doubtful accounts of $11 at June 30, 2017 and December 31, 2016	591	1,005
Inventory, net	204	202
Investment in DSIT	5,727	5,658
Other current assets	921	932
Current assets – discontinued operations	62	119
Total current assets	8,401	8,717
Property and equipment, net	174	214
Other assets	323	309
Total assets	$8,898	$9,240
LIABILITIES AND EQUITY
Current liabilities:
Short-term credit	$285	$376
Accounts payable	376	708
Accrued payroll, payroll taxes and social benefits	65	327
Deferred revenue	2,229	2,149
Due to Acorn directors	1,163	—
Due to DSIT	1,429	—
Other current liabilities	509	629
Current liabilities – discontinued operations	924	997
Total current liabilities	6,980	5,186
Non-current liabilities:
Due to Acorn directors	—	165
Due to DSIT	—	1,171
Other non-current liabilities	843	831
Total non-current liabilities	843	2,167
Commitments and contingencies
Equity:
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share:
Authorized – 42,000,000 shares; Issued – 30,213,383 and 30,124,494 shares at June 30, 2017 and December 31, 2016, respectively	302	301
Additional paid-in capital	99,800	99,767
Warrants	1,600	1,600
Accumulated deficit	(97,757)	(97,046)
Treasury stock, at cost – 801,920 shares at June 30, 2017 and December 31, 2016	(3,036)	(3,036)
Accumulated other comprehensive loss	(254)	(254)
Total Acorn Energy, Inc. shareholders’ equity	655	1,332
Non-controlling interests	420	555
Total equity	1,075	1,887
Total liabilities and equity	$8,898	$9,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Six months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016

Revenue	$2,141	$6,676	$1,045	$1,915
Cost of sales	933	4,263	451	1,133
Gross profit	1,208	2,413	594	782
Operating expenses:
Research and development expenses, net of credits	268	658	176	293
Selling, general and administrative expenses	1,784	3,830	925	1,205
Total operating expenses	2,052	4,488	1,101	1,498
Operating loss	(844)	(2,075)	(507)	(716)
Finance expense, net	(86)	(548)	(52)	(275)
Loss before income taxes	(930)	(2,623)	(559)	(991)
Income tax expense	—	(19)	—	(11)
Net loss after income taxes	(930)	(2,642)	(559)	(1,002)
Gain on sale of interest in DSIT, net of income taxes and transaction costs	—	3,543	—	3,543
Share of income in DSIT	69	25	33	25
Income (loss) before discontinued operations	(861)	926	(526)	2,566
Income (loss) from discontinued operations, net of income taxes	65	(1,610)	—	(224)
Net income (loss)	(796)	(684)	(526)	2,342
Non-controlling interest share of net (income) loss – continuing operations	85	145	35	94
Net income (loss) attributable to Acorn Energy, Inc. shareholders	$(711)	$(539)	$(491)	$2,436

Basic and diluted net income (loss) per share attributable to Acorn Energy, Inc. shareholders:
Continuing operations	$(0.02)	$0.04	$(0.02)	$0.10
Discontinued operations	0.00	(0.06)	—	(0.01)
Total attributable to Acorn Energy, Inc. shareholders	$(0.02)	$(0.02)	$(0.02)	$0.09
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic	29,368	27,644	29,402	27,963
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders –diluted	29,368	27,651	29,402	27,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(IN THOUSANDS)

	Six months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016

Net income (loss) attributable to Acorn Energy, Inc. shareholders	$(711)	$(539)	$(491)	$2,436
Other comprehensive income (loss):
Foreign currency translation adjustments	—	18	—	(1)
Other comprehensive income attributable to non-controlling interests	—	2	—	3
Comprehensive income (loss) attributable to Acorn Energy, Inc. shareholders	$(711)	$(519)	$(491)	$2,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

(IN THOUSANDS)

	Acorn Energy, Inc. Shareholders
	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Acorn Energy, Inc. Shareholders’ Equity	Non-controlling interests	Total Equity
Balances as of December 31, 2016	30,125	$301	$99,767	$1,600	$(97,046)	$(3,036)	$(254)	$1,332	$555	$1,887
Net loss	—	—	—	—	(711)	—	—	(711)	(85)	(796)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(50)	(50)
Shares granted in lieu of director fees	88	1	15	—	—	—	—	16	—	16
Stock option compensation	—	—	18	—	—	—	—	18	—	18
Balances as of June 30, 2017	30,213	$302	$99,800	$1,600	$(97,757)	$(3,036)	$(254)	$655	$420	$1,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Six months ended June 30,
	2017	2016
Cash flows used in operating activities:
Net loss	$(796)	$(684)
Adjustments to reconcile net loss to net cash used in operating activities (see Schedule A)	32	(1,679)
Net cash used in operating activities – continuing operations	(764)	(2,363)
Net cash used in operating activities – discontinued operations	(7)	(548)
Net cash used in operating activities	(771)	(2,911)
Cash flows provided by (used in) investing activities:
Acquisitions of property and equipment	—	(33)
Proceeds from the sale of interests in DSIT, net of transaction costs and cash divested	—	3,947
Escrow deposits	—	(579)
Release of escrow deposits	—	100
Restricted deposits	—	(75)
Release of restricted deposits	—	868
Amounts funded for severance assets	—	(69)
Net cash provided by investing activities – continuing operations	—	4,159
Net cash provided by investing activities – discontinued operations	50	—
Net cash provided by investing activities	50	4,159
Cash flows provided by (used in) financing activities:
Short-term credit, net	(91)	903
Proceeds from the exercise of DSIT options	—	391
Repayment of Leap Tide	—	(2,000)
Proceeds from loans from directors	900	375
Repayment of director loans	—	(275)
Repayments of long-term debt	—	(43)
Net cash provided by financing activities – continuing operations	809	(649)
Net cash used in financing activities – discontinued operations	—	(138)
Net cash provided by financing activities	809	787

Effect of exchange rate changes on cash and cash equivalents – continuing operations	—	(5)
Effect of exchange rate changes on cash and cash equivalents – discontinued operations	—	18

Net increase (decrease) in cash and cash equivalents	88	474
Cash and cash equivalents at the beginning of the year – discontinued operations	19	48
Cash and cash equivalents at the beginning of the year – continuing operations	222	124
Cash and cash equivalents at the end of the period – discontinued operations	12	23
Cash and cash equivalents at the end of the period – continuing operations	$317	$623

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

		Six months ended June 31,
		2017	2016
A.	Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
	Loss (income) from discontinued operations	$(65)	$1,610
	Depreciation and amortization	40	107
	Accretion of Leap Tide discount	—	100
	Common stock issued for Leap Tide interest accrued	—	281
	Conversion to common stock of interest due to director	—	15
	Gain on sale of interests in DSIT, net of income taxes and transaction costs	—	(3,543)
	Share of income in DSIT	(69)	(25)
	Increase in accrued severance	—	67
	Stock-based compensation	18	234
	Deferred taxes	—	18
	Director fees paid in common stock	16	—
	Other	—	36
	Change in operating assets and liabilities:
	Decrease (increase) in accounts receivable, unbilled revenue, other current and other assets	411	(135)
	Decrease (increase) in inventory	(2)	(21)
	Decrease in deferred revenue	124	(1,158)
	Increase in accounts payable, accrued payroll, payroll taxes and social benefits, other current liabilities and non-current liabilities and balances due to Acorn directors and DSIT	(441)	735
		$32	$(1,679)

B.	Non-cash investing and financing activities:
	Accrual of preferred dividends to outside investor in OmniMetrix	$50	$50
	Adjustment of paid-in-capital and non-controlling interest from the deconsolidation of DSIT	$—	$242
	Conversion of director loan to common stock	$—	$100
	Investment in DSIT from deconsolidation	$—	$5,391

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1— BASIS OF PRESENTATION AND LIQUIDITY

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. All dollar amounts in the notes to the condensed consolidated financial statements are in thousands except for per share data.

Certain reclassifications have been made to the Company’s condensed consolidated financial statements for the six month period ended June 30, 2016 to conform to the current period’s condensed consolidated financial statement presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The Company had $192 of non-escrow corporate cash and cash equivalents on June 30, 2017 and less than $30 on August 8, 2017. The Company has a commitment from directors that would allow it to borrow up to an additional $1,000 on or after July 7, 2017. The Company has not yet called upon this commitment. This remaining commitment amount would be reduced to the extent that other additional liquidity is provided to the Company in the form of loans from the directors or other lenders with a maturity date no earlier than April 2018, or from any net proceeds from the sale by the Company of any of its DSIT shares. Such cash together with the expected October 2017 receipt of up to $579 of escrowed funds from the 2016 sale of DSIT shares to Rafael Advanced Defense Systems Ltd. and reduced cash need from OmniMetrix based on their expected continued growth is expected to finance the Company’s operations through the first quarter of 2018.

In February 2016, OmniMetrix signed a Loan and Security Agreement (subsequently amended in September 2016) with a lender providing OmniMetrix with access to accounts receivable formula-based financing of up to $500. Debt incurred under this financing arrangement bears interest at the greater of prime (4.25% at June 30, 2017) plus 2% or 6% per year. In addition, OmniMetrix is required to pay a monthly service charge of 1.0% of the average aggregate principal amount outstanding for the prior month. Amounts available under the financing arrangement are based on 75% of all eligible invoices. OmniMetrix also agreed to maintain a minimum loan balance of $150 in its line-of-credit with the lender for a minimum of one year beginning October 1, 2016. OmniMetrix’s loan balance under the Loan and Security Agreement was $285 at June 30, 2017 and $376 at December 31, 2016.

The Company currently does not have sufficient cash flow for the next twelve months from the date of this report. This is due to the fact that loans from directors and balances due to DSIT are due on the earlier of April 30, 2018 or the sale of the Company’s investment in DSIT which is currently being pursued. The Company cannot at this time determine whether it will be successful in selling its investment in DSIT in a timely manner. As such, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

NOTE 3—INVESTMENT IN DSIT SOLUTIONS, LTD. (“DSIT”)

On April 21, 2016 (the “Closing Date”), the Company closed on a transaction (the “DSIT Transaction”) for the sale of a portion of its interests DSIT Solutions, Ltd. business to Rafael Advanced Defense Systems Ltd., a major Israeli defense company. As a result of the DSIT Transaction, the Company’s holdings in DSIT were reduced from 78.7% to 41.2%, and subsequent to the DSIT Transaction, the Company has limited representation on the DSIT Board of directors. Accordingly, the Company no longer consolidates the results of DSIT, but rather accounts for its investment in DSIT under the equity method. DSIT’s results and the Company’s share of its net income for the six and three month periods ended June 30, 2017 can be seen below:

	Six months ending June 30, 2017	Three months ending June 30, 2017

Revenue	$8,062	$4,001
Cost of sales	5,315	2,549
Gross profit	2,747	1,452
Research and development expenses, net	564	321
Selling, general and administrative expenses	1,921	968
Operating income	262	163
Finance expense, net	(49)	(57)
Income before income taxes	213	106
Income tax expense	(44)	(23)
Net income	$169	$83

Acorn’s share of net income in DSIT	$69	$33

Assets and liabilities related to the operations of DSIT are as follows:

	June 30, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$2,215	$1,047
Restricted deposits	785	2,648
Accounts receivable, net	3,322	2,825
Unbilled revenue	4,561	4,918
Inventory	424	481
Other current assets	957	795
Total current assets	12,264	12,714
Property and equipment, net	604	569
Severance assets	4,523	3,915
Restricted deposits	45	646
Due from Acorn	1,429	1,171
Other assets	325	339
Total assets	$19,190	$19,354

Current liabilities:
Short-term bank credit and current maturities of long-term bank debt	$—	$1,239
Accounts payable	1,238	1,461
Accrued payroll, payroll taxes and social benefits	1,345	1,142
Deferred revenue	1,658	431
Other current liabilities	1,561	2,736
Total current liabilities	5,802	7,009
Accrued severance	6,182	5,374
Other non-current liabilities	77	9
Total liabilities	$12,061	$12,392

The Due from Acorn balance at June 30, 2017 includes a loan of $340 from DSIT and unreimbursed expenses of $827, both of which accrue interest at 3.15% per annum. Such balances are due the earlier of April 30, 2018 or the sale of Acorn’s remaining shares in DSIT. In addition to the above balances, the Due from Acorn balance also includes $262 with respect to provisions for severance and vacation for the Company’s CFO who is an employee of DSIT.

DSIT’s results that were included in the Company’s Condensed Consolidated Statements of Operations in the three and six month periods ending June 30, 2016 can be seen below:

	January 1, 2016 to the Closing Date	April 1, 2016 to the Closing Date

Revenue	$5,074	$1,154
Cost of sales	3,443	729
Gross profit	1,631	425
Research and development expenses, net	469	181
Selling, general and administrative expenses	1,063	206
Operating income	99	38
Finance expense, net	(39)	(13)
Income before income taxes	60	25
Income tax expense	(19)	(10)
Net income	41	15
Net income attributable to non-controlling interests	(9)	(3)
Net income attributable to Acorn Energy Inc.	$32	$12

NOTE 4—Discontinued Operations

In April 2016, the Company announced that it had decided to cease operations of its GridSense Inc. subsidiary and initiate the liquidation of the GridSense assets. As a result of this decision, GridSense is reported as a discontinued operation. Following the decision to cease GridSense operations, the Company wrote down all GridSense assets to their estimated realizable values at the time and accrued for estimated severance costs of $140 and lease commitments of $100 in GridSense’s first quarter 2016 results.

In July 2016, the Company and its GridSense Inc. subsidiary completed the sale of the GridSense assets to Franklin Fueling Systems, Inc., a wholly-owned subsidiary of Franklin Electric Co., Inc. for a gross sales price of $1,000 of which $100 was set aside as an indemnity escrow. In the second quarter of 2017, $50 of the escrow was released to GridSense. These funds were used to settle $523 of claims by both Acorn and OmniMetrix following the cessation of settlements with outside creditors (see below). The remaining escrow balance was released in July 2017.

Following the sale, GridSense Inc. engaged a third-party liquidation officer to satisfy, to the extent of the funds available, the claims of GridSense Inc. creditors, including Acorn which was GridSense Inc.’s largest creditor. At December 31, 2016, GridSense Inc. had approximately $19 of cash available (excluding escrow amounts) for satisfaction of remaining creditor claims of approximately $314. During the six months ended June 30, 2017, the liquidator settled $70 of claims while disbursing $7 to outside creditors. All of these settlements occurred in the first quarter of 2017. The Company does not expect the liquidator to settle any more remaining outside creditor claims.

Assets and liabilities related to the discontinued operations of GridSense are as follows:

	As of
	June 30, 2017	December 31, 2016

Cash and cash equivalents	$12	$19
Other current assets and non-current assets	50	100
Total assets	$62	$119
Accounts payable	$430	$501
Accrued payroll, payroll taxes and social benefits	90	90
Other current and non-current liabilities	404	406
Total liabilities	$924	$997

GridSense’s operating results for the six and three months ended June 30, 2017 and 2016 are included in “Income (loss) from discontinued operations, net of income taxes” in the Company’s Condensed Consolidated Statements of Operations. Summarized financial information for GridSense’s operations for the six and three months ended June 30, 2017 and 2016 are presented below:

	Six months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016

Revenue	$—	$207	$—	$64
Gross profit	—	23	—	53
Net income (loss)	$65	$(1,610)	$—	$(224)

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

In addition to the $900 already funded, one of the Company’s directors agreed to loan up to an additional $1,000 to the Company on or after July 7, 2017 on substantially identical terms as the currently funded loans. The amount of any such additional financing would be reduced to the extent that other additional liquidity is provided to the Company in the form of loans from the directors or other lenders with a maturity date no earlier than April 2018, or from any net proceeds from the sale by the Company of any of its DSIT shares. The Company is required to apply the net proceeds from the sale of any of its DSIT shares in repayment of the principal of the directors’ loans and all interest accrued. If all or part of the principal or interest remains unpaid after the maturity date, then each of the lending directors may with the consent of the Company, convert such overdue amounts into common stock of OmniMetrix Holdings Inc. (see below) based on an independent valuation to be obtained at the time of such conversion. During the six months ended June 30, 2017, the Company accrued $41 of interest with respect to these director loans.

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

A dividend of 10% per annum accrues on the Preferred Stock. The dividend is payable on the first anniversary of the funding of the investment and quarterly thereafter for so long as the Preferred Stock is outstanding and has not been converted to Common Stock. Through December 31, 2016, a dividend payable of $115 was recorded with respect to the Preferred Stock. On December 31, 2016, the director agreed to treat the $115 of accrued dividends as a loan to OmniMetrix which bears interest at 8% per year. Such loan is in addition to the $50 loan given by the director to OmniMetrix in December of 2016. During the six months ended June 30, 2017, $50 of dividends accrued on the Preferred Stock and were added to the loan balance. All amounts due (principal and interest) are due the later of April 30, 2018 or 90 days following the advance of a new loan (quarterly dividend accrual). During the six months ended June 30, 2017, the Company accrued $7 of interest with respect to these director loans.

NOTE 6— RESTRUCTURING AND RELATED CHARGES

In 2013, OmniMetrix restructured its operations to better align expenses with revenues following a change in management. The restructuring involved employee severance and termination benefits as well as a charge for a significant reduction in the utilization of its leased facility in Buford and a write-down of a majority of the remaining book value of leasehold improvements associated with the leased facility. At December 31, 2016, $159 of lease payments associated with the reduced utilization of leased facilities remained unpaid. During the six months ended June 30, 2017, OmniMetrix paid $23 of this liability. The total remaining accrued restructuring balance of $136 is expected to be paid in full by December 31, 2019 and is included in Other current liabilities ($47) and Other liabilities ($89) in the Company’s condensed consolidated balance sheets.

NOTE 7—EQUITY

(a) Acorn Stock Options

A summary of stock option activity for the six months ended June 30, 2017 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2016	2,050,369	$3.62
Granted	90,000	0.25
Exercised	—
Forfeited or expired	(675,380)	$3.45
Outstanding at June 30, 2017	1,464,989	$3.50	3.5 years	$8
Exercisable at June 30, 2017	1,381,654	$3.67	3.3 years	$6

The options granted in 2017 were to directors with an exercise price ranging from $0.18 to $0.36. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	2.2%
Expected term of options	6.6 years
Expected annual volatility	83%
Expected dividend yield	—%

(b) Stock-based Compensation Expense

Stock-based compensation expense included in Selling, general and administrative expenses in the Company’s Condensed Statements of Operations was $18 and $234 for the six month periods ended June 30, 2017 and June 30, 2016, respectively, and $5 and $14 for the three month periods ended June 30, 2017 and June 30, 2016, respectively.

(c) Common Stock in Lieu of Board Fees

Each Director may elect by written notice delivered on or before the first day of each calendar year whether to receive, in lieu of some or all of his or her retainer and board fees, that number of shares of Company Common Stock as shall have a value equal to the applicable retainer and board fees, based on the closing price of the Company’s Common Stock on its then-current trading platform or exchange on the last trading day immediately preceding the first day of the applicable year. Once made, the election shall be irrevocable for such election year and the shares subject to the election shall vest and be issued one-fourth upon the first day of the election year and one-fourth as of the first day of each of the second through fourth calendar quarters thereafter during the remainder of the election year. For the 2017 calendar year, Messrs. Woolard and Jackson elected to receive the quarterly installments of Common Stock in lieu of annual retainer and board fees of $17 and $15, respectively. Accordingly, Messrs. Woolard and Jackson were issued during the first six months of 2017 47,222 and 41,667 shares of Common Stock, respectively. They received an additional combined 44,444 shares on July 1, 2017 and are to receive an additional combined 44,444 shares on October 1, 2017.

(d) Warrants

The Company previously issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2016	2,654,423	$1.46
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2017	2,654,423	$1.46	2.7 years

NOTE 8—SEGMENT REPORTING

The Company currently operates in two reportable operating segments, both of which are performed though the Company’s OmniMetrix subsidiary:

●	Power Generation (“PG”) monitoring (formerly known as Machine-to-Machine Critical Asset Monitoring & Control). The PG segment provides wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications.

●	Corrosion Protection (“CP”) monitoring. The CP segment provides for remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies.

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

The following tables represent segmented data for the six and three months period ended June 30, 2017 and June 30, 2016:

	PG	CP	Energy & Security Sonar Systems*	Other*	Total
Six months ended June 30, 2017:
Revenues from external customers	$1,712	$429	$—	$—	$2,141
Intersegment revenues	—	—	—	—	—
Segment gross profit	1,018	190	—	—	1,208
Depreciation and amortization	32	8	—	—	40
Segment loss before income taxes	(274)	(149)	—	—	(423)

Six months ended June 30, 2016:
Revenues from external customers	$1,263	$339	$4,620	$454	$6,676
Intersegment revenues	—	—	—	—	—
Segment gross profit	585	197	1,517	114	2,413
Depreciation and amortization	32	8	53	10	103
Segment income (loss) before income taxes	(712)	(61)	82	(10)	(701)

Three months ended June 30, 2017:
Revenues from external customers	$814	$231	$—	$—	$1,045
Intersegment revenues	—	—	—	—	—
Segment gross profit	498	96	—	—	594
Depreciation and amortization	16	4	—	—	20
Segment loss before income taxes	(129)	(85)	—	—	(214)

Three months ended June 30, 2016:
Revenues from external customers	$596	$165	$1,038	$116	$1,915
Intersegment revenues	—	—	—	—	—
Segment gross profit	252	105	384	41	782
Depreciation and amortization	16	4	10	2	32
Segment income (loss) before income taxes	(473)	(48)	15	3	(503)

* Acorn ceased consolidating the results of DSIT following the close of the sale of a portion of Acorn’s interest in DSIT on April 21, 2016. Accordingly, there are no results for the periods ending June 30, 2017.

Reconciliation of Segment Loss to Consolidated Net Loss Before Income Taxes

	Six months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016
Total net loss before income taxes for reportable segments	$(423)	$(691)	$(214)	$(506)
Other operational segment net income (loss) before income taxes	—	(10)	—	3
Total segment net loss before income taxes	(423)	(701)	(214)	(503)
Unallocated cost of corporate headquarters*	(507)	(1,983)	(345)	(564)
Unallocated benefit of DSIT headquarters	—	61	—	76
Consolidated loss before income taxes	(930)	$(2,623)	(559)	$(991)

* Includes stock compensation expense of $18 and $234 for the six month periods ended June 30, 2017 and 2016, respectively, and $5 and $14 for the three month periods ended June 30, 2017 and 2016, respectively. The six month period ended June 30, 2016 also includes $460 of salary and associated costs and medical insurance associated with the resignation of Mr. Moore and $502 of interest expense to Leap Tide and directors ($41 of interest with respect to directors in the six months ended June 30, 2017). The three month period ended June 30, 2016 includes $252 of interest expense to Leap Tide and directors ($28 with respect to directors in the three months ended June 30, 2017).

NOTE 9—SUBSEQUENT EVENTS

The Annual Meeting of Stockholders of the Company was held on August 8, 2017. At the meeting, the stockholders approved an amendment to the Company’s restated certificate of incorporation to authorize a reverse split of its common stock at any time prior to August 8, 2018, at a ratio between one-for-ten and one-for-twenty, if and as determined by the Company’s Board of Directors.

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

FINANCIAL RESULTS BY COMPANY

The following table shows, for the periods indicated, the financial results (dollar amounts in thousands) attributable to each of our consolidated companies. Acorn ceased consolidating the results of DSIT following the close of the sale of a portion of Acorn’s interest in DSIT on April 21, 2016. Accordingly, no results for DSIT are presented in operating loss for the six or three months ended June 30, 2017.

	Six months ended June 30, 2017
	DSIT	OmniMetrix	Acorn	Total Continuing Operations
Revenues	$—	$2,141	$—	$2,141
Cost of Sales	—	933	—	933
Gross profit	—	1,208	—	1,208
Gross profit margin		56%		56%
R& D expenses	—	268	—	268
Selling, general and administrative expenses	—	1,336	448	1,784
Operating loss	$—	$(396)	$(448)	$(844)

	Six months ended June 30, 2016
	DSIT*	OmniMetrix	Acorn	Total Continuing Operations
Revenues	$5,074	$1,602	$—	$6,676
Cost of Sales	3,443	820	—	4,263
Gross profit	1,631	782	—	2,413
Gross profit margin	32%	49%		36%
R& D expenses, net of credits	469	189	—	658
Selling, general and administrative expenses	1,063	1,287	1,480	3,830
Operating loss	$99	$(694)	$(1,480)	$(2,075)

* Represents results through April 21, 2016.

	Three months ended June 30, 2017
	DSIT	OmniMetrix	Acorn	Total Continuing Operations
Revenues	$—	$1,045	$—	$1,045
Cost of Sales	—	451	—	451
Gross profit	—	594	—	594
Gross profit margin		57%		57%
R& D expenses	—	176	—	176
Selling, general and administrative expenses	—	618	307	925
Operating loss	$—	$(200)	$(307)	$(507)

	Three months ended June 30, 2016
	DSIT*	OmniMetrix	Acorn	Total Continuing Operations
Revenues	$1,154	$761	$—	$1,915
Cost of Sales	729	404	—	1,133
Gross profit	425	357	—	782
Gross profit margin	37%	47%		41%
R& D expenses, net of credits	181	112	—	293
Selling, general and administrative expenses	206	691	308	1,205
Operating loss	$38	$(446)	$(308)	$(716)

* Represents results through April 21, 2016.

BACKLOG

As of June 30, 2017, our backlog of work to be completed was as follows (amounts in millions of U.S. dollars):

DSIT Solutions *	$17.7
OmniMetrix (primarily deferred revenue)	3.0
Total	$20.7

* Following the closing of the DSIT Transaction, we are no longer consolidating the results of DSIT, but rather are reporting on our investment in DSIT on the equity method.

RECENT DEVELOPMENTS

Liquidity

We had $192,000 of non-escrow corporate cash and cash equivalents on June 30, 2017 and less than $30,000 on August 8, 2017. We have a commitment from directors that would allow us to borrow up to an additional $1.0 million. We have not yet called upon that commitment. This remaining commitment amount would be reduced to the extent that other additional liquidity is provided to us in the form of loans from the directors or other lenders with a maturity date no earlier than April 2018, or from any net proceeds from the sale by us of any of our DSIT shares. Such cash together with the expected October 2017 receipt of up to $579,000 of escrowed funds from the 2016 sale of DSIT shares to Rafael Advanced Defense Systems Ltd. and reduced cash need from OmniMetrix based on their expected continued growth is expected to finance our operations through the first quarter of 2018.

We currently do not have sufficient cash flow for the next twelve months from the date of this report. This is due to the fact that loans from directors and balances due to DSIT are due on the earlier of April 30, 2018 or the sale of our investment in DSIT which we are currently pursuing. We cannot at this time determine whether we will be successful in selling our investment in DSIT in a timely manner. As such, these factors raise substantial doubt as to our ability to continue as a going concern.

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

Results from the Annual Meeting

The Annual Meeting of Stockholders of Acorn Energy, Inc. was held on August 8, 2017. At the meeting, the stockholders approved an amendment to our restated certificate of incorporation to authorize a reverse split of our common stock at any time prior to August 8, 2018, at a ratio between one-for-ten and one-for-twenty, if and as determined by our Board of Directors.

OVERVIEW AND TREND INFORMATION

Acorn Energy, Inc. (“Acorn” or “the Company”) is a holding company focused on technology driven solutions for energy infrastructure asset management. Each of our businesses is focused on helping its customers achieve greater productivity, reliability, security and efficiency.

We provide the following services and products:

●	Power Generation (“PG”) and Corrosion Protection (“CP”) monitoring. These products and services are provided by our OmniMetrixTM, LLC (“OmniMetrix”) subsidiary. OmniMetrix’s PG activities provide wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications. Its CP activities provide for remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies.

●	Energy & Security Sonar Solutions. DSIT Solutions Ltd. (“DSIT”), an equity investment, provides sonar and acoustic related solutions for energy, defense and commercial markets with a focus on underwater site security for strategic energy installations and other advanced sonar and acoustic systems such as Hull Mounted Sonar systems (“HMS”) for surface ships and real-time embedded hardware and software development and production.

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

Sales of OmniMetrix monitoring systems have multiple elements which include the sale of equipment and of monitoring services. Sales of OmniMetrix equipment do not qualify as a separate unit of accounting. As a result, revenues (and related costs) associated with sale of equipment are recorded to deferred revenue (and deferred charges) upon shipment for PG and CP monitoring units. Revenue and related costs with respect to the sale of equipment are recognized over the estimated life of the customer relationship. Revenues from the prepayment of monitoring fees are initially recorded as deferred revenue upon receipt of payment from the customer and then amortized to revenue over the monitoring service period.

OmniMetrix has two divisions: Power Generation (“PG”) and Corrosion Protection (“CP”). During the first half of 2017, OmniMetrix sold 1,567 PG units and 275 CP units as compared to the 1,345 PG units and 60 CP units in the first half of 2016 – an increase of 17% for PG units and 358% for CP units. In the first half of 2017, OmniMetrix recognized $2,141,000 of revenue ($1,712,000 in PG activities and $429,000 in CP activities) as compared to $1,602,000 ($1,263,000 in PG activities and $339,000 in CP activities) recorded in the first half of 2016, representing an increase of 34%. The increase in revenue is driven by increased revenue from the sale of hardware as well as an increase in monitoring revenue resulting from increased units being monitored as well as the impact of a one-time negative adjustment of monitoring revenue of $130,000 in the second quarter of 2016 with respect to a previous understatement of deferred revenue. Revenue recognized from the sale of hardware increased 35% from $781,000 in the first half of 2016 to $1,054,000 in the first half of 2017 while monitoring revenue increased 32% from $821,000 in the first half of 2016 to $1,087,000 in the first half of 2017. Second quarter 2017 revenue decreased slightly as compared to first quarter 2017’s revenue due to the timing of recognition of hardware revenue.

First half 2017 gross profit of $1,208,000 reflected a gross margin of 56% on the period’s revenues. Such gross profit represents significant increase from first half 2016 gross profit of $782,000 (gross margin of 49%). The increase in the gross profit compared to the first half of 2016 was attributable to a combination of increased revenue as well as increased gross margins. The increase in the gross margin was due to a combination of a change in the sales mix to higher margin PG products and an increase in the margin on monitoring revenue from 82% in the first half of 2016 to 85% in the first half of 2017 which was primarily due to the one-time negative revenue adjustment mentioned above.

During the first half of 2017, OmniMetrix recorded $268,000 of R&D expense as compared to approximately $189,000 of R&D in the first half of 2016. The increase is related to the development of next generation PG and CP monitors.

During the first half of 2017, OmniMetrix recorded $1,336,000 of SG&A costs. Such costs reflect an increase of $49,000 (4%) as compared to first half 2016 SG&A costs of $1,287,000. Second quarter 2017 SG&A of $618,000 was $100,000 less than first quarter 2017 SG&A costs of $718,000 due to the marketing initiatives that took place in the first quarter of 2017. We do not expect SG&A expense to materially change in the coming quarters.

DSIT Solutions

In April 2016, we closed on the sale of nearly 50% of our interest in our DSIT Solutions, Ltd. business to Rafael Advanced Defense Systems Ltd. Following the closing of the DSIT Transaction, we no longer consolidate the results of DSIT, but rather are reporting on our investment in DSIT on the equity method. DSIT net income for the first half of 2017 was $169,000 as compared to $125,000 for the first half of 2016. We recorded $69,000 as our 41.2% share of DSIT’s net income for the six month period ending June 30, 2017. A discussion on DSIT’s operating results can be found below.

DSIT revenue of $8,062,000 in the first half of 2017 was $190,000 or 2% greater than revenue for the first half of 2016 of $7,872,000. Second quarter 2017 revenue of $4,001,000 represents a marginal increase over second quarter 2016 revenue and a marginal decrease as compared to first quarter 2017. In addition, gross profit, operating income and net income all improved for DSIT in 2017.

The increase in DSIT’s revenue in the first half of 2017 as compared to the first half of 2016 was primarily due to revenue recorded with respect to DSIT’s $7.1 million order for its Blackfish Hull Mounted Sonar (HMS) received in June of 2016 and revenue associated with DSIT’s initial fiber-optic solutions order received in 2017 to provide an Eastern European country with border protection as part of a larger project through a defense integrator.

DSIT’s gross profit increased from $2,506,000 in the first half of 2016 to $2,747,000 in the first half of 2017. Gross profit increased as a result of both increased revenue and an increase in gross margin from 32% in the first half of 2016 to 34% in the first half of 2017. The increase in the gross margin in the first half of 2017 as compared to the first half of 2016 was due to improved margins in historically lower-margin non-Naval projects as well as reduced estimated material costs for certain Naval projects.

During the first half of 2017, DSIT recorded $1,921,000 of SG&A expense, 12% above the $1,721,000 recorded in the first half of 2016. The increase from the first half of 2016 was primarily due to increased marketing costs following the hiring of additional sales and marketing staff as well as a discretionary bonus granted in the first quarter of 2017 combined with a general increase in NIS denominated expenses (such as salaries) due to the strengthening of the NIS vis-à-vis the USD in 2017.

GridSense

On April 21, 2016, we announced that we had decided to cease operations of our GridSense Inc. subsidiary and initiate the liquidation of the GridSense assets. As a result of this decision, GridSense is reported as a discontinued operation effective with our first quarter 2016 report.

In July 2016, GridSense Inc. sold its assets to Franklin Fueling Systems, Inc., a wholly-owned subsidiary of Franklin Electric Co., Inc. for a gross sales price of $1.0 million of which $100,000 was set aside as an indemnity escrow. In the second quarter of 2017, $50,000 of the escrow was released to GridSense Inc. These funds were used to settle approximately $523,000 of claims by both Acorn and OmniMetrix following the cessation of settlements with outside creditors (see below). The remaining escrow balance was released in July 2017.

Following the sale, GridSense Inc. engaged a third-party liquidation officer to satisfy, to the extent of the funds available, the claims of GridSense Inc. creditors, including Acorn which is GridSense Inc.’s largest creditor. At December 31, 2016, GridSense had approximately $19,000 of cash available (excluding escrow amounts) for satisfaction of remaining creditor claims of approximately $314,000. During the six months ended June 30, 2017, the liquidator settled $70,000 of claims while disbursing $7,000 to those creditors. All of these settlements occurred in the first quarter of 2017. We do not expect the liquidator to settle any more remaining outside creditor claims.

Corporate

Corporate general and administrative expense of $448,000 in the first half of 2017 reflected a decrease of $1,032,000 or 70% from the $1,480,000 of expense reported in the first half of 2016. Second quarter 2017 corporate general and administrative expense of $307,000 was virtually unchanged from second quarter 2016 expense of $308,000. The decrease from first half 2016 expense relates to approximately $460,000 of severance and related costs associated with the resignation of our former CEO recorded in the first quarter of 2016 as well as reduced professional fees and salaries costs. In addition, in the first half of 2017, we reached a settlement with a professional service provider on an outstanding invoice resulting in a benefit of $167,000. Non-cash stock compensation also decreased from $234,000 (of which $174,000 was associated with the acceleration of our former CEO’s options) in the first half of 2016 to $18,000 in the first half of 2017.

Second quarter 2017 G&A expense of $307,000 was $166,000 above first quarter 2017 G&A expense of $141,000. Our first quarter 2017 results included the previously mentioned $167,000 benefit from the settlement with a professional service provider. We expect our future quarters’ corporate general and administrative expense to approximate our second quarter 2017 expense.

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the six and three month periods ended June 30, 2017 and June 30, 2016, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period to period percentage changes in such components. For segment data see Note 8 to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

	Six months ended June 30,					Three months ended June 30,
	2017		2016		Change from	2017		2016		Change from
	($,000)	% of revenues	($,000)	% of revenues	2016 to 2017	($,000)	% of revenues	($,000)	% of revenues	2016 to 2017
Revenue	$2,141	100%	$6,676	100%	(68)%	$1,045	100%	$1,915	100%	(45)%
Cost of sales	933	44%	4,263	64%	(78)%	451	43%	1,133	59%	(60)%
Gross profit	1,208	56%	2,413	36%	(50)%	594	57%	782	41%	(24)%
R&D expenses, net	268	13%	658	10%	(59)%	176	17%	293	15%	(40)%
SG&A expenses	1,784	83%	3,830	57%	(53)%	925	89%	1,205	63%	(23)%
Operating loss	(844)	(39)%	(2,075)	(31)%	(59)%	(507)	(49)%	(716)	(37)%	(29)%
Finance expense, net	(86)	4%	(548)	(8)%	(84)%	(52)	(5)%	(275)	(14)%	(81)%
Loss before taxes on income	(930)	(43)%	(2,623)	(39)%	(65)%	(559)	(53)%	(991)	(52)%	(44)%
Income tax expense	—	0%	(19)	(0)%	(100)%	—	—	(11)	(1)%	(100)%
Net loss from continuing operations	(930)	(43)%	(2,642)	(40)%	(65)%	(559)	(53)%	(1,002)	(52)%	(44)%
Gain on sale of DSIT	—	—	3,543	53%	(100)%	—	—	3,543	185%	(100)%
Share of income in DSIT	69	3%	25	0%	176%	33	3%	25	1%	32%
Income (loss) before discontinued operations	(861)	(40)%	926	14%	(193)%	(526)	(50)%	2,566	134%	(120)%
Income (loss) from discontinued operations, net of income taxes	65	3%	(1,610)	(24)%	(104)%	—	—	(224)	(12)%	(100)%
Net income (loss)	(796)	(37)%	(684)	(10)%	16%	(526)	(50)%	2,342	122%	(122)%
Non-controlling interests share of net loss – continuing operations	85	4%	145	2%	(41)%	35	3%	94	5%	(63)%
Net income (loss) attributable to Acorn Energy, Inc.	$(711)	(33)%	$(539)	(8)%	32%	$(491)	(47)%	$2,436	127%	(120)%

Revenue. Revenue in the first six months of 2017 decreased by $4,535,000 or 68% from $6,676,000 in the first six months of 2016 to $2,141,000 in the first six months of 2017. The decrease in revenue was due to the fact that we are no longer consolidating the results of DSIT following the sale of a portion of our interests in DSIT in April 2016. DSIT’s revenue in the period up to the sale was $5,074,000. OmniMetrix’s revenue increased from $1,602,000 in the first six months of 2016 to $2,141,000 in the first six months of 2017. OmniMetrix’s increased revenue was attributable to increased revenue recognized from the sale of hardware as well as an increase in monitoring revenue resulting from increased units being monitored combined with a one-time negative adjustment of $130,000 in the first six months of 2016.

Gross profit. Gross profit in the first six months of 2017 reflected a decrease of $1,205,000 (50%) as compared to the first six months of 2016. The decrease in gross profit was due to the fact that we are no longer consolidating the results of DSIT following the sale of a portion of our interests in DSIT in April 2016. DSIT’s gross profit in the period up to the sale was $1,631,000. OmniMetrix’s gross profit increased from $782,000 in the first six months of 2016 to $1,208,000 in the first six months of 2017. OmniMetrix’s increased gross profit was attributable to a combination of its increased revenue and increased gross margin from 49% in the first six months of 2016 to 56% in the first six months of 2017. The increased gross margin is due to a change in the sales mix to higher margin products combined with the impact of the previously mentioned one-time revenue adjustment of $130,000 in 2016.

Research and development (“R&D”) expenses. R&D expenses in the first six months of 2017 reflected a decrease of $390,000 (59%) as compared to the first six months of 2016. The decrease in R&D was due to the fact that we are no longer consolidating the results of DSIT following the sale of a portion of our interests in DSIT in April 2016. DSIT’s R&D expense in the period up to the sale was $469,000. OmniMetrix’s R&D increased from $189,000 in the first six months of 2016 to $268,000 in the first six months of 2017.

Selling, general and administrative (“SG&A”) expenses. SG&A expenses in the first six months of 2017 reflected a decrease of $2,046,000 (53%) as compared to the first six months of 2016. The decrease in SG&A expense was due in part to the fact that we are no longer consolidating the results of DSIT following the sale of a portion of our interests in DSIT in April 2016. DSIT’s SG&A in the period up to the sale was $1,063,000. OmniMetrix’s SG&A increased from $1,287,000 in the first six months of 2016 to $1,336,000 in the first six months of 2017. Corporate expense decreased from $1,480,000 in the first six months of 2016 to $448,000 in the first six months of 2017. The increase at OmniMetrix was due to increased marketing initiatives. The decrease in corporate expense was due to the inclusion in 2016 of approximately $460,000 of severance and related costs associated with the resignation of our former CEO. Corporate general and administrative expense in the first six months of 2016 also includes approximately $174,000 of non-cash stock compensation associated with the acceleration of the vesting of Mr. Moore’s options following his resignation as well as professional fees associated with the sale of DSIT. First quarter 2017 corporate expense includes a benefit of $167,000 related to the settlement of an outstanding invoice.

Income (loss) from discontinued operations, net of income taxes. During the first six months of 2017, GridSense recorded income of $65,000 as compared to losses of $1,610,000 in the first six months of 2016.

Net loss attributable to Acorn Energy. We had a net loss attributable to Acorn shareholders of $711,000 in the first six months of 2017 compared to a net loss of $539,000 in the first six months of 2016. Our loss in 2017 is comprised of a loss at OmniMetrix of $423,000 and corporate expense of $507,000. These losses were partially offset by our share of DSIT’s reported net income of $69,000, $65,000 of net income at GridSense which is included in discontinued operations and $85,000 representing the non-controlling interest share of our loss in OmniMetrix.

Liquidity and Capital Resources

As of June 30, 2017 we had working capital of $1.4 million ($2.3 million in our continuing operations). Our working capital in continuing operations includes $317,000 of cash and cash equivalents and $579,000 of escrow deposits. It also includes the $5.7 million book value of our investment in DSIT which we are attempting to sell (see Recent Developments). Net cash increased during the six months ended June 30, 2017 by $88,000, of which $771,000 was used in operating activities ($764,000 in continuing operations), $50,000 was provided by investing activities (none in continuing operations) and $809,000 was provided from financing activities (all in continuing operations).

In our continuing operations, our OmniMetrix subsidiary used $49,000 in its operations during the first six months of 2017 while our corporate headquarters used $715,000 during the period.

Net cash of $50,000 was provided by investing activities in discontinued operations from the release of a portion of the GridSense escrow.

Net cash of $809,000 was provided by financing activities during the first six months of 2017. During the period, we received $900,000 from director loans. This was offset by the net repayment of $91,000 by OmniMetrix under its Loan and Security Agreement (see below).

In February 2016, OmniMetrix signed a Loan and Security Agreement with a lender providing OmniMetrix with access to accounts receivable formula-based financing of up to $500,000. Debt incurred under this financing arrangement bears interest at the greater of prime (4.25% at June 30, 2017) plus 2% or 6% per year. In addition, OmniMetrix was to pay a monthly service charge of 1.125% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 19.75%.

In September 2016, the abovementioned Loan and Security Agreement was amended to reflect a reduced monthly service charge of 1.0% and a modified formula determining the amount available from 80% of eligible hardware invoices and 40% of eligible monitoring invoices to 75% of all eligible invoices. In return, OmniMetrix agreed to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of one year beginning October 1, 2016. OmniMetrix’s loan balance under the Loan and Security Agreement was $285,000 at June 30, 2017 ($376,000 at December 31, 2016). The loan balance on August 7, 2017 was $378,000.

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

We had $192,000 of non-escrow corporate cash and cash equivalents on June 30, 2017 and less than $30,000 on August 8, 2017. We have a commitment from directors that would allow us to borrow up to an additional $1.0 million. We have not yet called upon that commitment. This remaining commitment amount would be reduced to the extent that other additional liquidity is provided to us in the form of loans from the directors or other lenders with a maturity date no earlier than April 2018, or from any net proceeds from the sale by us of any of our DSIT shares. Such cash together with the expected October 2017 receipt of up to $579,000 of escrowed funds from the 2016 sale of DSIT shares to Rafael Advanced Defense Systems Ltd. and reduced cash need from OmniMetrix based on their expected continued growth is expected to finance our operations through the first quarter of 2018.

We currently do not have sufficient cash flow for the next twelve months from the date of this report. This is due to the fact that loans from directors and balances due to DSIT are due on the earlier of April 30, 2018 or the sale of our investment in DSIT which we are currently pursuing. We cannot at this time determine whether we will be successful in selling our investment in DSIT in a timely manner. As such, these factors raise substantial doubt as to our ability to continue as a going concern.

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

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of June 30, 2017.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Years Ending June 30, (in thousands)
	Total	2018	2019-2020	2021-2022	2023 and thereafter
Debt	$285	$285	$—	$—	$—
Operating leases	272	108	164	—	—
Due to directors (1)	1,163	1,163	—	—	—
Due to DSIT (1)	1,429	1,429	—	—	—
Severance obligations	18	18	—	—	—
Total contractual cash obligations	$3,167	$3,003	$164	$—	$—

We expect to finance the contractual commitments for continuing operations from cash currently on hand and cash generated from operations and the planned sale of DSIT.

(1)	Amounts are due the earlier of April 30, 2018 and the sale of Acorn’s investment in DSIT.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, escrow deposits and trade accounts receivable. The Company’s cash, cash equivalents and escrow deposits were deposited primarily with U.S. and Israeli banks and brokerage firms and amounted to $958,000 at June 30, 2017. The Company does not believe there is significant risk of non-performance by these counterparties. Approximately 30% of the accounts receivable at June 30, 2017 was due from two customers (16% and 14%) who pay their receivables over usual credit periods. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base.

Fair Value of Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values due to the short maturity of such investments.

Interest Rate Risk

In February 2016, OmniMetrix signed a Loan and Security Agreement with a lender providing OmniMetrix with access to accounts receivable formula-based financing of up to $500,000. Debt incurred under this financing arrangement bears interest at the greater of prime (4.25% at June 30, 2017) plus 2% or 6% per year. In addition, OmniMetrix was to pay a monthly service charge of 1.125% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 19.75%.

In September 2016, the abovementioned Loan and Security Agreement was amended to reflect a reduced monthly service charge of 1.0% and a modified formula determining the amount available from 80% of eligible hardware invoices and 40% of eligible monitoring invoices to 75% of all eligible invoices. In return, OmniMetrix agreed to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of one year beginning October 1, 2016. OmniMetrix’s loan balance under the Loan and Security Agreement was $285,000 at June 30, 2017 ($376,000 at December 31, 2016). The loan balance on August 7, 2017 was $378,000.

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

PART II

ITEM 6.	EXHIBITS.

#10.1*	Employment Agreement dated as of June 19, 2017, by and between OmniMetrix LLC and Walter Czarnecki.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-Q for the quarter ended June 30, 2017, filed on August 14, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: August 14, 2017

	By:	/s/ MICHAEL BARTH
Michael Barth
Chief Financial Officer

