Form 10-Q
period 2017-09-30
ACORN ENERGY, INC.
filed 2017-11-14
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2017
Common Stock, $0.01 par value per share	29,500,351

ACORN ENERGY, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended September 30, 2017

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

PART I

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of September 30, 2017	As of December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$293	$222
Escrow deposit	579	579
Accounts receivable, net of provisions for doubtful accounts of $11 at September 30, 2017 and December 31, 2016	666	1,005
Inventory, net	241	202
Investment in DSIT	5,916	5,658
Other current assets	937	932
Current assets – discontinued operations	—	119
Total current assets	8,632	8,717
Property and equipment, net	156	214
Other assets	291	309
Total assets	$9,079	$9,240
LIABILITIES AND EQUITY
Current liabilities:
Short-term credit	$350	$376
Accounts payable	246	708
Accrued payroll, payroll taxes and social benefits	50	327
Deferred revenue	2,417	2,149
Due to Acorn directors	1,624	—
Due to DSIT	1,513	—
Other current liabilities	588	629
Current liabilities – discontinued operations	—	997
Total current liabilities	6,788	5,186
Non-current liabilities:
Due to Acorn directors	—	165
Due to DSIT	—	1,171
Other non-current liabilities	778	831
Total non-current liabilities	778	2,167
Commitments and contingencies
Equity:
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share:
Authorized – 42,000,000 shares; Issued – 30,257,827 and 30,124,494 shares at September 30, 2017 and December 31, 2016, respectively	302	301
Additional paid-in capital	99,812	99,767
Warrants	1,600	1,600
Accumulated deficit	(97,521)	(97,046)
Treasury stock, at cost – 801,920 shares at September 30, 2017 and December 31, 2016	(3,036)	(3,036)
Accumulated other comprehensive loss	—	(254)
Total Acorn Energy, Inc. shareholders’ equity	1,157	1,332
Non-controlling interests	356	555
Total equity	1,513	1,887
Total liabilities and equity	$9,079	$9,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Nine months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016

Revenue	$3,226	$7,618	$1,085	$942
Cost of sales	1,389	4,681	456	418
Gross profit	1,837	2,937	629	524
Operating expenses:
Research and development expenses, net of credits	390	791	122	133
Selling, general and administrative expenses	2,822	4,845	1,038	1,015
Total operating expenses	3,212	5,636	1,160	1,148
Operating loss	(1,375)	(2,699)	(531)	(624)
Finance expense, net	(139)	(558)	(53)	(11)
Loss before income taxes	(1,514)	(3,257)	(584)	(635)
Income tax expense	(41)	(19)	(41)	—
Net loss after income taxes	(1,555)	(3,276)	(625)	(635)
Gain on sale of interest in DSIT, net of income taxes and transaction costs	—	3,543	—	—
Share of income in DSIT	258	63	189	38
Income (loss) before discontinued operations	(1,297)	330	(436)	(597)
Income (loss) from discontinued operations, net of income taxes	698	(423)	633	1,187
Net income (loss)	(599)	(93)	197	590
Non-controlling interest share of net loss – continuing operations	124	206	39	62
Net income (loss) attributable to Acorn Energy, Inc. shareholders	$(475)	$113	$236	$652

Basic and diluted net income (loss) per share attributable to Acorn Energy, Inc. shareholders:
Continuing operations	$(0.04)	$0.02	$(0.01)	$(0.02)
Discontinued operations	0.02	(0.02)	0.02	0.04
Total attributable to Acorn Energy, Inc. shareholders	$(0.02)	$0.00	$0.01	$0.02
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic	29,397	28,208	29,454	29,323
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders –diluted	29,397	28,246	29,454	29,323

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(IN THOUSANDS)

	Nine months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016

Net income (loss) attributable to Acorn Energy, Inc. shareholders	$(475)	$113	$236	$652
Other comprehensive income (loss):
Foreign currency translation adjustments	—	6	—	(12)
Other comprehensive income attributable to non-controlling interests	—	2	—	—
Comprehensive income (loss) attributable to Acorn Energy, Inc. shareholders	$(475)	$121	$236	$640

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

(IN THOUSANDS)

	Acorn Energy, Inc. Shareholders
	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Acorn Energy, Inc. Shareholders’ Equity	Non- controlling interests	Total Equity
Balances as of December 31, 2016	30,125	$301	$99,767	$1,600	$(97,046)	$(3,036)	$(254)	$1,332	$555	$1,887
Net loss	—	—	—	—	(475)	—	—	(475)	(124)	(599)
Deconsolidation of GridSense	—	—	—	—	—	—	254	254	—	254
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(75)	(75)
Shares granted in lieu of director fees	133	1	23	—	—	—	—	24	—	24
Stock option compensation	—	—	22	—	—	—	—	22	—	22
Balances as of September 30, 2017	30,258	$302	$99,812	$1,600	$(97,521)	$(3,036)	$—	$1,157	$356	$1,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Nine months ended September 30,
	2017	2016
Cash flows used in operating activities:
Net loss	$(599)	$(93)
Adjustments to reconcile net loss to net cash used in operating activities (see Schedule A)	(679)	(2,916)
Net cash used in operating activities – continuing operations	(1,278)	(3,009)
Net cash used in operating activities – discontinued operations	(44)	(872)
Net cash used in operating activities	(1,322)	(3,881)
Cash flows provided by (used in) investing activities:
Acquisitions of property and equipment	—	(33)
Proceeds from the sale of interests in DSIT, net of transaction costs and cash divested	—	3,947
Escrow deposits	—	(579)
Release of escrow deposits	—	100
Restricted deposits	—	(75)
Release of restricted deposits	—	868
Amounts funded for severance assets	—	(69)
Net cash provided by investing activities – continuing operations	—	4,159
Net cash provided by investing activities – discontinued operations	100	900
Net cash provided by investing activities	100	5,059
Cash flows provided by (used in) financing activities:
Short-term credit, net	(26)	827
Proceeds from the exercise of DSIT options	—	391
Repayment of Leap Tide	—	(2,000)
Proceeds from loans from directors	1,300	375
Repayment of director loans	—	(275)
Repayments of long-term debt	—	(43)
Net cash provided by (used in) financing activities – continuing operations	1,274	(725)
Net cash used in financing activities – discontinued operations	—	(138)
Net cash provided by (used in) financing activities	1,274	(863)

Effect of exchange rate changes on cash and cash equivalents – continuing operations	—	(5)
Effect of exchange rate changes on cash and cash equivalents – discontinued operations	—	18

Net increase in cash and cash equivalents	52	328
Cash and cash equivalents at the beginning of the year – discontinued operations	19	48
Cash and cash equivalents at the beginning of the year – continuing operations	222	124
Cash and cash equivalents at the end of the period – discontinued operations	—	396
Cash and cash equivalents at the end of the period – continuing operations	$293	$104

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

		Nine months ended September 31,
		2017	2016
A.	Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
	Loss (income) from discontinued operations	$(698)	$423
	Depreciation and amortization	58	126
	Accretion of Leap Tide discount	—	100
	Common stock issued for Leap Tide interest accrued	—	281
	Conversion to common stock of interest due to director	—	15
	Gain on sale of interests in DSIT, net of income taxes and transaction costs	—	(3,543)
	Share of income in DSIT	(258)	(63)
	Increase in accrued severance	—	67
	Stock-based compensation	22	243
	Deferred taxes	—	18
	Director fees paid in common stock	24	—
	Other	—	35
	Change in operating assets and liabilities:
	Decrease (increase) in accounts receivable, unbilled revenue, other current and other assets	352	(148)
	Increase in inventory	(39)	(30)
	Increase (decrease) in deferred revenue	264	(1,055)
	Increase (decrease) in accounts payable, accrued payroll, payroll taxes and social benefits, other current liabilities and non-current liabilities and balances due to Acorn directors and DSIT	(404)	615
		$(679)	$(2,916)

B.	Non-cash investing and financing activities:
	Accrual of preferred dividends to outside investor in OmniMetrix	$75	$75
	Adjustment of paid-in-capital and non-controlling interest from the deconsolidation of DSIT	$—	$242
	Conversion of director loan to common stock	$—	$100
	Investment in DSIT from deconsolidation	$—	$5,391

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1— BASIS OF PRESENTATION AND LIQUIDITY

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. All dollar amounts in the notes to the condensed consolidated financial statements are in thousands except for per share data.

Certain reclassifications have been made to the Company’s condensed consolidated financial statements for the nine month period ended September 30, 2016 to conform to the current period’s condensed consolidated financial statement presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The Company had $133 of non-escrow corporate cash and cash equivalents on September 30, 2017 and approximately $516 on November 8, 2017 following the receipt of $538 (a gross amount of $579 less $41 of withholding taxes) of escrowed funds from the 2016 sale of DSIT shares to Rafael Advanced Defense Systems Ltd. The Company has a commitment from directors that would allow it to borrow up to an additional $1,000 on or after July 7, 2017. Through September 30, 2017 and November 8, 2017, the Company borrowed $400 on this commitment. The remaining commitment amount of $600 would be reduced to the extent that other additional liquidity is provided to the Company in the form of loans from the directors or other lenders with a maturity date no earlier than April 2018, or from any net proceeds from the sale by the Company of any of its DSIT shares. Such cash, together with the reduced cash need from OmniMetrix, based on their expected continued growth as well as their increased credit availability (see below), is only expected to finance the Company’s operations into the second quarter of 2018.

In February 2016, OmniMetrix signed a Loan and Security Agreement (subsequently amended in October 2017) with a lender providing OmniMetrix with access to accounts receivable formula-based financing of up to $1,000. Debt incurred under this financing arrangement bears interest at the greater of prime (4.25% at September 30, 2017) plus 2% or 6% per year. In addition, OmniMetrix is required to pay a monthly service charge of 0.9% of the average aggregate principal amount outstanding for the prior month. Amounts available under the financing arrangement are based on 75% of all eligible invoices. OmniMetrix also agreed to maintain a minimum loan balance of $150 in its line-of-credit with the lender for a minimum of one year beginning November 1, 2017. OmniMetrix’s loan balance under the Loan and Security Agreement was $350 at September 30, 2017.

The Company currently does not have sufficient cash flow for the next twelve months from the date of this report due to the fact that loans from directors and balances due to DSIT are due on the earlier of April 30, 2018 or the sale of the Company’s investment in DSIT which is currently being pursued. The Company cannot at this time determine whether it will be successful in selling its investment in DSIT in a timely manner. As such, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

NOTE 2—RECENT AUTHORITATIVE GUIDANCE

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with adjustment of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The FASB issued several subsequent standards in 2016 and 2017 containing implementation guidance related to the new standard. These standards provide additional guidance related to principal versus agent considerations, licensing, and identifying performance obligations. Additionally, these standards provide narrow-scope improvements and practical expedients as well as technical corrections and improvements. Overall, the new guidance is to be effective for the fiscal year beginning after December 15, 2017. Companies are able to early adopt the pronouncement, however not before fiscal years beginning after December 15, 2016. The Company currently anticipates that it will adopt this standard using the modified retrospective method. The Company is creating an implementation team to provide training and to review contracts to assess the impact, if any; the new revenue standard will have on its consolidated financial statements. The Company is monitoring for any additional implementation or other guidance that may be issued in 2017 with respect to the new revenue standard and adjust its assessment and implementation plans accordingly.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under Accounting Standards Update 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customer (Topic 606), Leases (Topic 840) and Leases (Topic 842), which provides additional implementation guidance on the previously issued ASU 2016-02 Leases (Topic 842). The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

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

NOTE 3—INVESTMENT IN DSIT SOLUTIONS, LTD. (“DSIT”)

On April 21, 2016 (the “Closing Date”), the Company closed on a transaction (the “DSIT Transaction”) for the sale of a portion of its interests DSIT Solutions, Ltd. business to Rafael Advanced Defense Systems Ltd., a major Israeli defense company. As a result of the DSIT Transaction, the Company’s holdings in DSIT were reduced from 78.7% to 41.2%, and subsequent to the DSIT Transaction, the Company has limited representation on the DSIT Board of Directors. Accordingly, the Company no longer consolidates the results of DSIT, but rather accounts for its investment in DSIT under the equity method. DSIT’s results and the Company’s share of its net income for the nine- and three-month periods ended September 30, 2017 can be seen below:

	Nine months ending September 30, 2017	Three months ending September 30, 2017

Revenue	$12,893	$4,831
Cost of sales	8,332	3,017
Gross profit	4,561	1,814
Research and development expenses, net	904	340
Selling, general and administrative expenses	2,861	940
Operating income	796	534
Finance income (expense), net	(36)	13
Income before income taxes	760	547
Income tax expense	(134)	(90)
Net income	$626	$457

Acorn’s share of net income in DSIT	$258	$189

Assets and liabilities related to the operations of DSIT are as follows:

	September 30, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$666	$1,047
Restricted deposits	827	2,648
Accounts receivable, net	1,886	2,825
Unbilled revenue	6,882	4,918
Inventory	431	481
Due from Acorn	1,513	—
Other current assets	749	795
Total current assets	12,954	12,714
Property and equipment, net	574	569
Severance assets	4,614	3,915
Restricted deposits	2	646
Due from Acorn	—	1,171
Other assets	379	339
Total assets	$18,523	$19,354

Current liabilities:
Short-term bank credit and current maturities of long-term bank debt	$—	$1,239
Accounts payable	1,006	1,461
Accrued payroll, payroll taxes and social benefits	1,223	1,142
Deferred revenue	577	431
Other current liabilities	1,784	2,736
Total current liabilities	4,590	7,009
Accrued severance	6,283	5,374
Other non-current liabilities	66	9
Total liabilities	$10,939	$12,392

The Due from Acorn balance at September 30, 2017 is comprised of a loan of $340 from DSIT and unreimbursed expenses of $909, both of which accrue interest at 3.15% per annum. Such balances are due the earlier of April 30, 2018 or the sale of Acorn’s remaining shares in DSIT. In addition to the above balances, the Due from Acorn balance also includes $264 with respect to provisions for severance and vacation for the Company’s CFO who is an employee of DSIT.

DSIT’s results that were included in the Company’s Condensed Consolidated Statements of Operations in the nine-month period ending September 30, 2016 can be seen below:

January 1, 2016 to the Closing Date

Revenue	$5,074
Cost of sales	3,443
Gross profit	1,631
Research and development expenses, net	469
Selling, general and administrative expenses	1,063
Operating income	99
Finance expense, net	(39)
Income before income taxes	60
Income tax expense	(19)
Net income	41
Net income attributable to non-controlling interests	(9)
Net income attributable to Acorn Energy Inc.	$32

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

In July 2016, the Company and its GridSense Inc. subsidiary completed the sale of the GridSense assets to Franklin Fueling Systems, Inc., a wholly-owned subsidiary of Franklin Electric Co., Inc., for a gross sales price of $1,000 of which $100 was set aside as an indemnity escrow. In the second quarter of 2017, $50 of the escrow was released to GridSense. These funds were used to settle claims by both Acorn and OmniMetrix following the cessation of settlements with outside creditors (see below). The remaining $50 escrow balance was released in July 2017.

Following the July 2016 sale, GridSense Inc. engaged a third-party liquidation officer to satisfy, to the extent of the funds available, the claims of GridSense Inc. creditors, including Acorn which was GridSense Inc.’s largest creditor. At December 31, 2016, GridSense Inc. had $19 of cash available (excluding escrow amounts) for satisfaction of remaining creditor claims of approximately $314. During the nine months ended September 30, 2017, the liquidator settled $70 of claims while disbursing $7 to outside creditors. These settlements occurred in the first quarter of 2017 with no settlements with outside creditors being made subsequent to the first quarter of 2017.

On September 25, 2017 (the “Liquidation Date”), the Board of Directors of GridSense Inc. decided to dissolve and wind up the affairs of GridSense Inc. and adopted a Plan of Liquidation and Dissolution (the “Plan”).  In accordance with the Plan, which was adopted on the same date, GridSense Inc. filed and executed Articles of Dissolution of the Corporation with the State of Colorado and established a liquidating trust to which all assets and liabilities of GridSense Inc. were transferred to in order to implement the winding up of the business. In addition, GridSense Pty Ltd. (“GPL”), the parent company of GridSense’s former operating company in Australia, has been deregistered by the Australian Securities & Investments Commission (“ASIC”). As a result of the deregistration, which is akin to a Chapter 7 bankruptcy in the US, (i) GPL has ceased to exist as a legal entity and its property is deemed vested in ASIC, (ii) the former officers and directors of GPL no longer have the right to deal with property registered in GPL’s name and (iii) legal proceedings against GPL cannot be commenced or continued.

Accordingly, following the two aforementioned events, GridSense (GridSense Inc. and GPL) has been deconsolidated from the books of the Company. The Company recorded a gain on the deconsolidation of GridSense comprised of the elimination of the net liabilities of GridSense of $914 (see below) and the Accumulated Other Comprehensive Loss of $254 associated with GridSense.

Assets and liabilities related to the discontinued operations of GridSense are as follows:

	As of
	The Liquidation Date*	December 31, 2016

Cash and cash equivalents	$10	$19
Other current assets and non-current assets	—	100
Total assets	$10	$119
Accounts payable	$430	$501
Accrued payroll, payroll taxes and social benefits	90	90
Other current and non-current liabilities	404	406
Total liabilities	$924	$997
Net liabilities	$914	$878

* Just prior to the deconsolidation

GridSense’s operating results for the nine and three months ended September 30, 2017 and 2016 are included in “Income (loss) from discontinued operations, net of income taxes” in the Company’s Condensed Consolidated Statements of Operations. Summarized financial information for GridSense’s operations for the nine and three months ended September 30, 2017 and 2016 are presented below:

	Nine months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016

Revenue	$—	$212	$—	$5
Gross profit	$—	$28	$—	$5

Net income (loss)	$38	$(423)	$(27)	$1,187
Gain on deconsolidation	660	—	660	—
Income (loss) from discontinued operations, net of income taxes	$698	$(423)	$633	$1,187

NOTE 5—Loans from Directors

(a) Director Loans to Acorn

On February 16, 2017, the Company secured commitments for $1,900 in funding in the form of loans from members of the Company’s Board of Directors, including $900 immediately funded. Acorn expects to repay these loans, which mature at the end of April 2018 and accrue interest at the rate of 12.5% (16.5% after February 15, 2018) per annum, payable at maturity, with proceeds from a future sale of its 41.2% ownership in its DSIT Solutions Ltd. affiliate.

In addition to the $900 initially funded, one of the Company’s directors agreed to loan up to an additional $1,000 to the Company on or after July 7, 2017 on substantially identical terms as the currently funded loans. The amount of any such additional financing would be reduced to the extent that other additional liquidity is provided to the Company in the form of loans from the directors or other lenders with a maturity date no earlier than April 2018, or from any net proceeds from the sale by the Company of any of its DSIT shares. The Company is required to apply the net proceeds from the sale of any of its DSIT shares in repayment of the principal of the directors’ loans and all interest accrued. If all or part of the principal or interest remains unpaid after the maturity date, then each of the lending directors may, with the consent of the Company, convert such overdue amounts into common stock of OmniMetrix Holdings Inc. (see below) based on an independent valuation to be obtained at the time of such conversion. In the third quarter of 2017, the Company received $400 from the director on the abovementioned $1,000 commitment. The $400 of loans received in the third quarter of 2017 mature at the end of April 2018 and accrue interest at the rate of 8.0% (12.5% after February 15, 2018) per annum, payable at maturity.

During the nine months ended September 30, 2017, the Company accrued $72 of interest with respect to these director loans.

(b) Director Investment and Loans to OmniMetrix

In 2015, one of the Company’s directors acquired a 20% interest in the Company’s OmniMetrix Holdings, Inc. subsidiary (“Holdings”) through the purchase of $1,000 of OmniMetrix Preferred Stock (“Preferred Stock”). Holdings is the holder of 100% of the membership interests OmniMetrix, LLC through which the Company operates its Power Generation and Cathodic Protection monitoring activities. The $1,000 investment by the director has been recorded as an increase in non-controlling interests.

A dividend of 10% per annum accrues on the Preferred Stock. The dividend is payable on the first anniversary of the funding of the investment and quarterly thereafter for so long as the Preferred Stock is outstanding and has not been converted to Common Stock. Through December 31, 2016, a dividend payable of $115 was recorded with respect to the Preferred Stock. On December 31, 2016, the director agreed to treat the $115 of accrued dividends as a loan to OmniMetrix which bears interest at 8% per year. Such loan is in addition to the $50 loan given by the director to OmniMetrix in December of 2016. During the nine months ended September 30, 2017, $75 of dividends accrued on the Preferred Stock and added to the loan balance. All amounts due (principal and interest) are due the later of April 30, 2018 or 90 days following the advance of a new loan (quarterly dividend accrual). During the nine months ended September 30, 2017, the Company accrued $12 of interest with respect to these director loans.

NOTE 6— RESTRUCTURING AND RELATED CHARGES

In 2013, OmniMetrix restructured its operations to better align expenses with revenues following a change in management. The restructuring involved employee severance and termination benefits as well as a charge for a significant reduction in the utilization of its leased facility in Buford and a write-down of a majority of the remaining book value of leasehold improvements associated with the leased facility. At December 31, 2016, $159 of lease payments associated with the reduced utilization of leased facilities remained unpaid. During the nine months ended September 30, 2017, OmniMetrix paid $35 of this liability. The total remaining accrued restructuring balance of $124 is expected to be paid in full by December 31, 2019 and is included in Other current liabilities ($47) and Other liabilities ($77) in the Company’s condensed consolidated balance sheets.

NOTE 7—EQUITY

(a) Acorn Stock Options

A summary of stock option activity for the nine months ended September 30, 2017 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2016	2,050,369	$3.62
Granted	90,000	0.25
Exercised	—
Forfeited or expired	(700,380)	$3.51
Outstanding at September 30, 2017	1,439,989	$3.47	3.3 years	$8
Exercisable at September 30, 2017	1,387,487	$3.57	3.2 years	$7

The options granted in 2017 were to directors with exercise prices ranging from $0.18 to $0.36. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	2.2%
Expected term of options	6.6 years
Expected annual volatility	83%
Expected dividend yield	—%

(b) Stock-based Compensation Expense

Stock-based compensation expense included in Selling, general and administrative expenses in the Company’s Condensed Statements of Operations was $22 and $243 for the nine-month periods ended September 30, 2017 and September 30, 2016, respectively, and $4 and $9 for the three month-periods ended September 30, 2017 and September 30, 2016, respectively.

(c) Common Stock in Lieu of Board Fees

Each Director may elect by written notice delivered on or before the first day of each calendar year whether to receive, in lieu of some or all of his or her retainer and board fees, that number of shares of Company Common Stock as shall have a value equal to the applicable retainer and board fees, based on the closing price of the Company’s Common Stock on its then-current trading platform or exchange on the last trading day immediately preceding the first day of the applicable year. Once made, the election shall be irrevocable for such election year and the shares subject to the election shall vest and be issued one-fourth upon the first day of the election year and one-fourth as of the first day of each of the second through fourth calendar quarters thereafter during the remainder of the election year. For the 2017 calendar year, Messrs. Woolard and Jackson elected to receive Common Stock in lieu of retainer and board fees of $17 and $15, respectively. Accordingly, Messrs. Woolard and Jackson were issued for the first nine months of 2017 70,833 and 62,501 shares of Common Stock, respectively. They received a combined 44,444 shares on October 2, 2017.

(d) Warrants

The Company previously issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2016	2,654,423	$1.46
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2017	2,654,423	$1.46	2.4 years

NOTE 8—SEGMENT REPORTING

The Company currently operates in two reportable operating segments, both of which are performed though the Company’s OmniMetrix subsidiary:

●	Power Generation (“PG”) monitoring (formerly known as Machine-to-Machine Critical Asset Monitoring & Control). The PG segment provides wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications.

●	Cathodic Protection (“CP”) monitoring. The CP segment provides for remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies.

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

The following tables represent segmented data for the nine- and three-month periods ended September 30, 2017 and September 30, 2016:

	PG	CP	Energy & Security Sonar Systems*	Other*	Total
Nine months ended September 30, 2017:
Revenues from external customers	$2,525	$701	$—	$—	$3,226
Intersegment revenues	—	—	—	—	—
Segment gross profit	1,529	308	—	—	1,837
Depreciation and amortization	45	13	—	—	58
Segment loss before income taxes	(382)	(249)	—	—	(631)

Nine months ended September 30, 2016:
Revenues from external customers	$2,057	$487	$4,620	$454	$7,618
Intersegment revenues	—	—	—	—	—
Segment gross profit	1,023	283	1,517	114	2,937
Depreciation and amortization	48	11	53	10	122
Segment income (loss) before income taxes	(893)	(78)	82	(10)	(899)

Three months ended September 30, 2017:
Revenues from external customers	$813	272	$—	$—	$1,085
Intersegment revenues	—	—	—	—	—
Segment gross profit	511	118	—	—	629
Depreciation and amortization	13	5	—	—	18
Segment loss before income taxes	(108)	(100)	—	—	(208)

Three months ended September 30, 2016:
Revenues from external customers	$794	$148	$—	$—	$942
Intersegment revenues	—	—	—	—	—
Segment gross profit	438	86	—	—	524
Depreciation and amortization	16	3	—	—	19
Segment loss before income taxes	(243)	(22)	—	—	(265)

* Acorn ceased consolidating the results of DSIT following the close of the sale of a portion of Acorn’s interest in DSIT on April 21, 2016. Accordingly, there are no results for the period ending September 30, 2017.

Reconciliation of Segment Loss to Consolidated Net Loss Before Income Taxes

	Nine months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016
Total net loss before income taxes for reportable segments	$(631)	$(889)	$(208)	$(266)
Other operational segment net loss before income taxes	—	(10)	—	—
Total segment net loss before income taxes	(631)	(899)	(208)	(266)
Unallocated cost of corporate headquarters*	(883)	(2,352)	(376)	(369)
Unallocated cost of DSIT headquarters	—	(6)	—	—
Consolidated loss before income taxes	$(1,514)	$(3,257)	$(584)	$(635)

* Includes stock compensation expense of $22 and $243 for the nine-month periods ended September 30, 2017 and 2016, respectively, and $4 and $9 for the three-month periods ended September 30, 2017 and 2016, respectively. The nine-month period ended September 30, 2016 also includes $460 of salary and associated costs and medical insurance associated with the resignation of Mr. Moore and $515 of interest expense (primarily to Leap Tide and directors), while the nine-month period ended September 30, 2017 includes $97 of interest expense.

NOTE 9—SUBSEQUENT EVENTS

In October 2017, the Company received the $579 of escrowed funds from the 2016 sale of DSIT shares to Rafael Advanced Defense Systems Ltd. From this balance, the Company was required to pay a withholding tax of $41.

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

FINANCIAL RESULTS BY COMPANY

The following table shows, for the periods indicated, the financial results (dollar amounts in thousands) attributable to each of our consolidated companies. Acorn ceased consolidating the results of DSIT following the close of the sale of a portion of Acorn’s interest in DSIT on April 21, 2016. Accordingly, no results for DSIT are presented in operating loss for the nine or three months ended September 30, 2017 or for the three months ended September 30, 2016.

	Nine months ended September 30, 2017
	DSIT	OmniMetrix	Acorn	Total Continuing Operations
Revenues	$—	$3,226	$—	$3,226
Cost of Sales	—	1,389	—	1,389
Gross profit	—	1,837	—	1,837
Gross profit margin		57%		57%
R& D expenses	—	390	—	390
Selling, general and administrative expenses	—	2,025	797	2,822
Operating loss	$—	$(578)	$(797)	$(1,375)

	Nine months ended September 30, 2016
	DSIT*	OmniMetrix	Acorn	Total Continuing Operations
Revenues	$5,074	$2,544	$—	$7,618
Cost of Sales	3,443	1,234	—	4,681
Gross profit	1,631	1,306	—	2,937
Gross profit margin	32%	51%		39%
R& D expenses, net of credits	469	322	—	791
Selling, general and administrative expenses	1,063	1,937	1,845	4,845
Operating loss	$99	$(953)	$(1,845)	$(2,699)

* Represents results through April 21, 2016.

	Three months ended September 30, 2017
	DSIT	OmniMetrix	Acorn	Total Continuing Operations
Revenues	$—	$1,085	$—	$1,085
Cost of Sales	—	456	—	456
Gross profit	—	629	—	629
Gross profit margin		58%		58%
R& D expenses	—	122	—	122
Selling, general and administrative expenses	—	689	349	1,038
Operating loss	$—	$(182)	$(349)	$(531)

	Three months ended September 30, 2016
	DSIT	OmniMetrix	Acorn	Total Continuing Operations
Revenues	$—	$942	$—	$942
Cost of Sales	—	418	—	418
Gross profit	—	524	—	524
Gross profit margin		56%		56%
R& D expenses, net of credits	—	133	—	133
Selling, general and administrative expenses	—	650	365	1,015
Operating loss	$—	$(259)	$(365)	$(624)

* Represents results through April 21, 2016.

BACKLOG

As of September 30, 2017, our Company and our equity level investee backlog of work to be completed was as follows (amounts in millions of U.S. dollars):

DSIT Solutions *	$17.2
OmniMetrix (primarily deferred revenue)	3.1
Total	$20.3

* Following the closing of the DSIT Transaction, we are no longer consolidating the results of DSIT, but rather are reporting on our investment in DSIT on the equity method.

RECENT DEVELOPMENTS

Liquidity

We had $133,000 of non-escrow corporate cash and cash equivalents on September 30, 2017, and approximately $516,000 on November 8, 2017 following the receipt of $538,000 (net of withholding taxes) of escrowed funds from the 2016 sale of DSIT shares to Rafael Advanced Defense Systems Ltd. We have a commitment from directors that would allow us to borrow up to an additional $1.0 million. Through September 30, 2017 and November 8, 2017, we have called upon $400,000 of that commitment. The remaining $600,000 commitment amount would be reduced to the extent that other additional liquidity is provided to us in the form of loans from the directors or other lenders with a maturity date no earlier than April 2018, or from any net proceeds from the sale by us of any of our DSIT shares. Such cash, together with the reduced cash need from OmniMetrix based on their expected continued growth and increased line of credit (to $1.0 million) following the renewal of their credit line, is only expected to finance our operations into the second quarter of 2018.

We currently do not have sufficient cash flow for the next twelve months from the date of this report due to the fact that loans from directors and balances due to DSIT are due on the earlier of April 30, 2018 or the sale of our investment in DSIT which we are currently pursuing. We cannot at this time determine whether we will be successful in selling our investment in DSIT in a timely manner. As such, these factors raise substantial doubt as to our ability to continue as a going concern.

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

We provide the following services and products:

●	Power Generation (“PG”) and Cathodic Protection (“CP”) monitoring. These products and services are provided by our OmniMetrixTM, LLC (“OmniMetrix”) subsidiary. OmniMetrix’s PG activities provide wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications. Its CP activities provide for remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies.

●	Energy & Security Sonar Solutions. DSIT Solutions Ltd. (“DSIT”), an equity investment, provides sonar and acoustic related solutions for energy, defense and commercial markets with a focus on underwater site security for strategic energy installations and other advanced sonar and acoustic systems such as Hull Mounted Sonar systems (“HMS”) for surface ships and real-time embedded hardware and software development and production.

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

OmniMetrix

OmniMetrix LLC is a Georgia limited liability company based in Buford, Georgia that develops and markets wireless remote monitoring and control systems and services for multiple markets in the Internet of Things (IoT) ecosystem: critical assets (including stand-by power generators, pumps, pumpjacks, light towers, turbines, compressors, as well as other industrial equipment) as well as cathodic protection for the pipeline industry (gas utilities and pipeline companies). Acorn owns 80% of OmniMetrix, with one of Acorn’s directors owning the remaining 20%.

Following the emergence of machine-to-machine and Internet of Things applications whereby companies aggregate multiple sensors and monitors into a simplified dashboard for customers, OmniMetrix believes it can play a key role in this new economic ecosystem. In addition, OmniMetrix sees a rapidly growing need for backup power infrastructure to secure critical military and government assets against emergency events including terrorist attacks, natural disasters, and cybersecurity threats. As residential and industrial standby generators, as well as turbines, compressors, pumps, pumpjacks, light towers and other industrial equipment that are part of the critical infrastructure, are increasingly becoming monitored in Internet of Things applications, and given that OmniMetrix monitors all major brands of critical equipment, OmniMetrix believes it is well-positioned to be a competitive participant in this new market.

Sales of OmniMetrix monitoring systems have multiple elements which include the sale of equipment and of monitoring services. Sales of OmniMetrix equipment do not qualify as a separate unit of accounting. As a result, revenues (and related costs) associated with sale of equipment are recorded to deferred revenue (and deferred charges) upon shipment for Power Generation (“PG”) and Cathodic Protection (“CP”) monitoring units. Revenue and related costs with respect to the sale of equipment are recognized over the estimated life of the customer relationship. Revenues from the prepayment of monitoring fees are initially recorded as deferred revenue upon receipt of payment from the customer and then amortized to revenue over the monitoring service period.

OmniMetrix has two divisions: PG and CP. In the first nine months of 2017, OmniMetrix recognized $3,226,000 of revenue ($2,525,000 in PG activities and $701,000 in CP activities) as compared to $2,544,000 ($2,057,000 in PG activities and $487,000 in CP activities) recorded in the first nine months of 2016, representing an increase of 27%. The increase in revenue is driven by increased revenue from the sale of hardware as well as an increase in monitoring revenue resulting from increased units being monitored as well as the impact of a one-time negative adjustment of monitoring revenue of $130,000 in the second quarter of 2016 with respect to a previous understatement of deferred revenue. Revenue recognized from the sale of hardware increased 35% from $1,182,000 in the first nine months of 2016 to $1,591,000 in the first nine months of 2017, while monitoring revenue increased 20% from $1,362,000 in the first nine months of 2016 to $1,635,000 in the first nine months of 2017. Third quarter 2017 revenue increased slightly as compared to second quarter 2017’s revenue due primarily to the timing of recognition of hardware revenue.

First nine month 2017 gross profit of $1,837,000 reflected a gross margin of 57% on the period’s revenue. Such gross profit represents a significant increase from first nine month 2016 gross profit of $1,306,000 (gross margin of 51%). The increase in the gross profit compared to the first nine months of 2016 was attributable to a combination of increased revenue as well as increased gross margins.

The increase in the gross margin was in both hardware revenue and monitoring revenue. The increase in hardware gross margin was the result of increased PG hardware margins from 3% in the nine-month period in 2016 to 22% in the nine-month period in 2017. This increase was due to a change in the sales mix to higher-margin PG products. The increase in the margin on monitoring revenue from 82% in the first nine months of 2016 to 84% in the first nine months of 2017 was due to the one-time negative revenue adjustment mentioned above.

During the first nine months of 2017, OmniMetrix recorded $390,000 of R&D expense as compared to approximately $322,000 of R&D in the first nine months of 2016. The increase is related to the continued development of next-generation PG and CP monitors.

During the first nine months of 2017, OmniMetrix recorded $2,025,000 of SG&A costs. Such costs reflect an increase of $88,000 (5%) as compared to first nine months 2016 SG&A costs of $1,937,000. Third quarter 2017 SG&A of $689,000 was $71,000 more than second quarter 2017 SG&A costs of $618,000 due to certain marketing initiatives taken in the third quarter and increased customer support. We do not expect SG&A expense to materially change in the coming quarters.

DSIT Solutions

In April 2016, we closed on the sale of nearly 50% of our interest in our DSIT Solutions, Ltd., business to Rafael Advanced Defense Systems Ltd. Following the closing of the DSIT Transaction, we no longer consolidate the results of DSIT, but rather report on our investment in DSIT on the equity method. DSIT net income for the first nine months of 2017 was $626,000 as compared to $217,000 for the first nine months of 2016. We recorded $258,000 as our 41.2% share of DSIT’s net income for the nine-month period ending September 30, 2017. A discussion on DSIT’s operating results can be found below.

DSIT revenue of $12,893,000 in the first nine months of 2017 was $1,014,000 or 9% greater than the $11,879,000 revenue recorded in the first nine months of 2016. Third quarter 2017 revenue of $4,831,000 represents a 21% increase over both third quarter 2016 revenue and second quarter 2017 revenue. In addition, gross profit, operating income and net income all improved for DSIT in 2017.

The increase in DSIT’s revenue in the first nine months of 2017 as compared to the first nine months of 2016 was primarily due to revenue recorded with respect to DSIT’s $7.1 million order for its Blackfish Hull Mounted Sonar (HMS) received in September of 2016 and revenue recorded from the over $6 million of new orders received late in the second quarter and during the third quarter for real-time embedded hardware and software development and production projects.

DSIT’s gross profit increased from $3,633,000 in the first nine months of 2016 to $4,561,000 in the first nine months of 2017. Gross profit increased as a result of both increased revenue and an increase in gross margin from 31% in 2016 to 35% in 2017. The increase in the gross margin in the first nine months of 2017 as compared to the first nine months of 2016 was due to improved margins in historically lower-margin non-Naval projects as well as reduced estimated material costs for certain Naval projects.

GridSense

On April 21, 2016, we announced that we decided to cease operations of our GridSense Inc. subsidiary and initiate the liquidation of the GridSense assets. As a result of this decision, GridSense is reported as a discontinued operation effective with our first quarter 2016 report.

In July 2016, GridSense Inc. sold its assets to Franklin Fueling Systems, Inc., a wholly-owned subsidiary of Franklin Electric Co., Inc., for a gross sales price of $1.0 million of which $100,000 was set aside as an indemnity escrow. In the second quarter of 2017, $50,000 of the escrow was released to GridSense Inc. These funds were used to settle claims by both Acorn and OmniMetrix following the cessation of settlements with outside creditors (see below). The remaining escrow balance was released in July 2017.

Following the sale, GridSense Inc. engaged a third-party liquidation officer to satisfy, to the extent of the funds available, the claims of GridSense Inc. creditors, including Acorn which is GridSense Inc.’s largest creditor. At December 31, 2016, GridSense had approximately $19,000 of cash available (excluding escrow amounts) for satisfaction of remaining creditor claims of approximately $314,000. During the nine months ended September 30, 2017, the liquidator settled $70,000 of claims while disbursing $7,000 to those creditors. All of these settlements occurred in the first quarter of 2017 with no settlements with outside creditors being made subsequent to the first quarter of 2017.

On September 25, 2017, the Board of Directors of GridSense Inc. decided to dissolve and wind up the affairs of GridSense Inc. and adopted a Plan of Liquidation and Dissolution (the “Plan”). In accordance with the Plan, which was adopted on the same date, GridSense Inc. filed and executed Articles of Dissolution of the Corporation with the State of Colorado and established a liquidating trust to which all assets and liabilities of GridSense Inc. were transferred to in order to implement the winding up of the business. In addition, GridSense Pty Ltd. (“GPL”), the parent company of GridSense’s former operating company in Australia, has been deregistered by the Australian Securities & Investments Commission (“ASIC”). As a result of the deregistration, which is akin to a Chapter 7 bankruptcy in the US, (i) GPL has ceased to exist as a legal entity and its property is deemed vested in ASIC, (ii) the former officers and directors of GPL no longer have the right to deal with property registered in the GPL’s name, (iii) legal proceedings against GPL cannot be commenced or continued.

Accordingly, following the two aforementioned events, GridSense (GridSense Inc. and GPL) has been deconsolidated from the books of Acorn. We recorded a gain of $660,000 on the deconsolidation of GridSense in the third quarter of 2017.

Corporate

Corporate general and administrative expense of $797,000 in the first nine months of 2017 reflected a decrease of $1,048,000 or 57% from the $1,845,000 of expense reported in the first nine months of 2016. Third quarter 2017 corporate general and administrative expense of $349,000 was slightly below third quarter 2016 expense of $365,000. The decrease in the nine-month 2017 expense as compare to the nine-month 2016 expense relates to approximately $460,000 of severance and related costs associated with the resignation of our former CEO recorded in the first quarter of 2016 as well as reduced professional fees and salaries costs. In addition, in 2017, we reached a settlement with a professional service provider on an outstanding invoice resulting in a benefit of $167,000. Non-cash stock compensation also decreased from $243,000 (of which $174,000 was associated with the acceleration of our former CEO’s options) in the first nine months of 2016 to $22,000 in the first nine months of 2017.

Third quarter 2017 G&A expense of $349,000 was $42,000 above second quarter 2017 G&A expense of $307,000 primarily due to the reversal of a professional fee accrual in the second quarter. We believe our future quarters’ corporate general and administrative expense to approximate our second and third quarter 2017 expense.

In October of 2017, we received $538,000 (net of withholding taxes) of escrowed funds from the 2016 sale of DSIT shares to Rafael Advanced Defense Systems Ltd.

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the nine- and three-month periods ended September 30, 2017 and September 30, 2016, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. For segment data see Note 8 to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

	Nine months ended September 30,					Three months ended September 30,
	2017		2016		Change	2017		2016		Change
	($,000)	% of revenues	($,000)	% of revenues	from 2016 to 2017	($,000)	% of revenues	($,000)	% of revenues	from 2016 to 2017
Revenue	$3,226	100%	$7,618	100%	(58)%	$1,085	100%	$942	100%	15%
Cost of sales	1,389	43%	4,681	61%	(70)%	456	42%	418	44%	9%
Gross profit	1,837	57%	2,937	39%	(37)%	629	58%	524	56%	20%
R&D expenses, net	390	12%	791	10%	(51)%	122	11%	133	14%	(8)%
SG&A expenses	2,822	87%	4,845	64%	(42)%	1,038	96%	1,015	108%	2%
Operating loss	(1,375)	(43)%	(2,699)	(35)%	(49)%	(531)	(49)%	(624)	(66)%	(15)%
Finance expense, net	(139)	(4)%	(558)	(8)%	(75)%	(53)	(5)%	(11)	(1)%	382%
Loss before taxes on income	(1,514)	(47)%	(3,257)	(43)%	(54)%	(584)	(54)%	(635)	(67)%	(8)%
Income tax expense	(41)	(1)%	(19)	(0)%	116%	(41)	(4)%	—	—
Net loss from continuing operations	(1,555)	(48)%	(3,276)	(43)%	(53)%	(625)	(58)%	(635)	(67)%	(2)%
Gain on sale of DSIT	—	—	3,543	46%	(100)%	—	—	—	—
Share of income in DSIT	258	8%	63	1%	310%	189	17%	38	4%	397%
Income (loss) before discontinued operations	(1,297)	(40)%	330	4%	(493)%	(436)	(40)%	(597)	(63)%	(27)%
Income (loss) from discontinued operations, net of income taxes	698	22%	(423)	(6)%	(265)%	633	58%	1,187	126%	(47)%
Net income (loss)	(599)	19%	(93)	(1)%	544%	197	18%	590	63%	(67)%
Non-controlling interests share of net loss – continuing operations	124	4%	206	3%	(40)%	39	4%	62	7%	(37)%
Net income (loss) attributable to Acorn Energy, Inc.	$(475)	(15)%	$113	1%	(520)%	$236	22%	$652	69%	(64)%

Revenue. Revenue in the first nine months of 2017 decreased by $4,392,000 or 58% from $7,618,000 in the first nine months of 2016 to $3,226,000 in the first nine months of 2017. The decrease in revenue was due to the fact that we are no longer consolidating the results of DSIT following the sale of a portion of our interests in DSIT in April 2016. DSIT’s revenue in the period up to the sale was $5,074,000. OmniMetrix’s revenue increased from $2,544,000 in the first nine months of 2016 to $3,226,000 in the first nine months of 2017. OmniMetrix’s increased revenue was attributable to increased revenue recognized from the sale of hardware as well as an increase in monitoring revenue resulting from increased units being monitored combined with a one-time negative adjustment of $130,000 in the first nine months of 2016.

Gross profit. Gross profit in the first nine months of 2017 reflected a decrease of $1,100,000 (37%) as compared to the first nine months of 2016. The decrease in gross profit was due to the fact that we are no longer consolidating the results of DSIT following the sale of a portion of our interests in DSIT in April 2016. DSIT’s gross profit in the period up to the sale was $1,631,000. OmniMetrix’s gross profit increased from $1,306,000 in the first nine months of 2016 to $1,837,000 in the first nine months of 2017. OmniMetrix’s increased gross profit was attributable to a combination of its increased revenue and increased gross margin from 51% in the first nine months of 2016 to 57% in the first nine months of 2017. The increased gross margin is due to a change in the sales mix to higher-margin products, combined with the impact of the previously-mentioned one-time revenue adjustment of $130,000 in 2016.

Research and development (“R&D”) expenses. R&D expenses in the first nine months of 2017 reflected a decrease of $401,000 (51%) as compared to the first nine months of 2016. The decrease in R&D was due to the fact that we are no longer consolidating the results of DSIT following the sale of a portion of our interests in DSIT in April 2016. DSIT’s R&D expense in the period up to the sale was $469,000. OmniMetrix’s R&D increased from $322,000 in the first nine months of 2016 to $390,000 in the first nine months of 2017 as it continues development of next-generation PG and CP monitors.

Selling, general and administrative (“SG&A”) expenses. SG&A expenses in the first nine months of 2017 reflected a decrease of $2,023,000 (42%) as compared to the first nine months of 2016. The decrease in SG&A expense was due in part to the fact that we are no longer consolidating the results of DSIT following the sale of a portion of our interests in DSIT in April 2016. DSIT’s SG&A in the period up to the sale was $1,063,000. OmniMetrix’s SG&A increased from $1,937,000 in the first nine months of 2016 to $2,025,000 in the first nine months of 2017. Corporate expense decreased from $1,845,000 in the first nine months of 2016 to $797,000 in the first nine months of 2017. The increase at OmniMetrix was due to increased marketing initiatives and customer support. The decrease in corporate expense was due to the inclusion in 2016 of approximately $460,000 of severance and related costs associated with the resignation of our former CEO. Corporate general and administrative expense in the first nine months of 2016 also includes approximately $174,000 of non-cash stock compensation associated with the acceleration of the vesting of Mr. Moore’s options following his resignation as well as professional fees associated with the sale of DSIT. Corporate expense in 2017 includes a benefit of $167,000 related to the settlement of an outstanding invoice.

Income (loss) from discontinued operations, net of income taxes. During the first nine months of 2017, GridSense recorded income of $698,000 as compared to losses of $423,000 in the first nine months of 2016. The income in 2017 is primarily the result of the gain of $660,000 on the deconsolidation of GridSense.

Net loss attributable to Acorn Energy. We had a net loss attributable to Acorn shareholders of $475,000 in the first nine months of 2017 compared to net income of $113,000 in the first nine months of 2016. Our loss in 2017 is comprised of a loss at OmniMetrix of $621,000 and corporate expense of $934,000. These losses were partially offset by our share of DSIT’s reported net income of $258,000, $698,000 of net income at GridSense, which is included in discontinued operations, and $124,000 representing the non-controlling interest share of our loss in OmniMetrix.

Liquidity and Capital Resources

As of September 30, 2017, we had working capital of $1.8 million. Our working capital includes $293,000 of cash and cash equivalents and $579,000 of escrow deposits (which were received in October net of $41,000 of withholding taxes – see Recent Developments). It also includes the $5.9 million book value of our investment in DSIT which we are attempting to sell (see Recent Developments). Net cash increased during the nine months ended September 30, 2017 by $52,000, of which $1,322,000 was used in operating activities ($1,278,000 in continuing operations and $44,000 in discontinued operations), $100,000 was provided by investing activities (none in continuing operations) and $1,274,000 was provided from financing activities (all in continuing operations).

In our continuing operations, our OmniMetrix subsidiary used $286,000 in its operations during the first nine months of 2017, while our corporate headquarters used $992,000 during the same period.

Net cash of $100,000 was provided by investing activities in discontinued operations from the release of a portion of the GridSense escrow.

Net cash of $1,274,000 was provided by financing activities during the first nine months of 2017. During the period, we received $1,300,000 from director loans. This was offset by the net repayment of $26,000 by OmniMetrix under its Loan and Security Agreement (see below).

In October 2017, OmniMetrix renewed its Loan and Security Agreement with a lender providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1.0 million (an increase of $500,000 from the previous Loan and Security Agreement). Debt incurred under this financing arrangement bears interest at the greater of prime (4.25% at September 30, 2017) plus 2% or 6% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.9% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 16.8%. OmniMetrix also agreed to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of one year beginning November 1, 2017. OmniMetrix’s loan balance under the Loan and Security Agreement was $350,000 at September 30, 2017, and $150,000 on November 7, 2017.

We have no assurance that OmniMetrix’s credit facility will provide sufficient liquidity for all of OmniMetrix’s working capital needs in 2017. In 2017, we lent OmniMetrix $300,000. If necessary, additional financing for OmniMetrix may be in the form of a bank line, new investment by outside parties, a loan by Acorn, or a combination of the above. The availability and amount of any additional loans from us to OmniMetrix may be limited by the working capital needs of our corporate activities and other operating companies.

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

We had $133,000 of non-escrow corporate cash and cash equivalents on September 30, 2017, and approximately $516,000 on November 8, 2017 following the receipt of $538,000 (net of withholding taxes) of escrowed funds from the 2016 sale of DSIT shares to Rafael Advanced Defense Systems Ltd. We have a commitment from directors that would allow us to borrow up to an additional $1.0 million. Through September 30, 2017 and November 8, 2017, we have called upon $400,000 of that commitment. The remaining $600,000 commitment amount would be reduced to the extent that other additional liquidity is provided to us in the form of loans from the directors or other lenders with a maturity date no earlier than April 2018, or from any net proceeds from the sale by us of any of our DSIT shares. Such cash, together with the reduced cash need from OmniMetrix based on their expected continued growth and increased line of credit (to $1.0 million) following the renewal of their credit line, is only expected to finance our operations into the second quarter of 2018.

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

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of September 30, 2017.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Years Ending September 30, (in thousands)
	Total	2018	2019-2020	2021-2022	2023 and thereafter
Debt	$350	$350	$—	$—	$—
Operating leases	246	109	137	—	—
Due to directors (1)	1,624	1,624	—	—	—
Due to DSIT (1)	1,513	1,513	—	—	—
Total contractual cash obligations	$3,733	$3,596	$137	$—	$—

We expect to finance the contractual commitments for continuing operations from cash currently on hand, cash generated from operations and the planned sale of DSIT.

(1)	Amounts are due the earlier of April 30, 2018 and the sale of Acorn’s investment in DSIT.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, escrow deposits and trade accounts receivable. The Company’s cash, cash equivalents and escrow deposits were deposited primarily with U.S. and Israeli banks and brokerage firms and amounted to $872,000 at September 30, 2017. The Company does not believe there is significant risk of non-performance by these counterparties. Approximately 38% of the accounts receivable at September 30, 2017 was due from two customers (25% and 13%) who pay their receivables over usual credit periods. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base.

Fair Value of Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values due to the short maturity of such investments.

Interest Rate Risk

In October 2017, OmniMetrix renewed its Loan and Security Agreement with a lender providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1.0 million (an increase of $500,000 from the previous Loan and Security Agreement). Debt incurred under this financing arrangement bears interest at the greater of prime (4.25% at September 30, 2017) plus 2% or 6% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.9% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 16.8%. OmniMetrix also agreed to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of one year beginning November 1, 2017.

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

PART II

ITEM 6.	EXHIBITS.

#10.1	Promissory Note of Acorn Energy, Inc., dated August 30, 2017, in favor of Edgar Woolard.

#10.2	Promissory Note of Acorn Energy, Inc., dated September 14, 2017, in favor of Edgar Woolard.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-Q for the quarter ended September 30, 2017, filed on November 14, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: November 14, 2017

	By:	/s/ MICHAEL BARTH
Michael Barth
Chief Financial Officer

