Form 10-K
period 2017-12-31
ACORN ENERGY, INC.
filed 2018-03-26
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017	Commission file number: 001-33886

ACORN ENERGY, INC.

(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2786081 (I.R.S. Employer Identification No.)

3844 Kennett Pike, Wilmington, Delaware (Address of principal executive offices)	19807 (Zip Code)

302-656-1708

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of last day of the second fiscal quarter of 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $6.1 million based on the closing sale price on that date as reported on the OTCQB marketplace. As of March 16, 2018 there were 29,518,830 shares of Common Stock, $0.01 par value per share, outstanding.

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

OmniMetrix®, OmniView®, ScopeViewTM, TrueGuardTM and TrueShieldTM are trademarks of OmniMetrix, LLC.

PART I

ITEM 1. BUSINESS

OVERVIEW

Acorn Energy, Inc. (“Acorn” or “the Company”) is a holding company focused on technology driven solutions for energy infrastructure asset management. Following the sale of our remaining interests in DSIT Solutions Ltd. (“DSIT”) in February 2018 (see below and Recent Developments), we provide the following services and products through our OmniMetrixTM, LLC (“OmniMetrix”) subsidiary:

●	Power Generation (“PG”) monitoring. OmniMetrix’s PG activities provide wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications.

●	Cathodic Protection (“CP”) monitoring. OmniMetrix’s CP activities provide for remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies.

On January 28, 2016, we entered into a Share Purchase Agreement for the sale of a portion of our interest in DSIT to Rafael Advanced Defense Systems Ltd. (“Rafael”), a major Israeli defense company (the “2016 DSIT Transaction”). Following the closing of the transaction on April 21, 2016, we owned approximately 41.2% of DSIT and had limited representation on its Board. Accordingly, from that date, we no longer consolidated the results of DSIT and instead reported DSIT’s results on the equity method. Consequently, from April 21, 2016, we no longer reported segment information with respect to DSIT’s Energy & Security Sonar Solutions segment or its other activities.

On January 18, 2018, we entered into a Share Purchase Agreement for the sale of our remaining interest in DSIT to an Israeli investor group (the “2018 DSIT Transaction” – see Recent Developments). Following the closing of the transaction on February 14, 2018, we will no longer report DSIT’s results on the equity method.

DSIT provides sonar and acoustic related solutions for energy, defense and commercial markets with a focus on underwater site security for strategic energy installations and other advanced sonar and acoustic systems for surface ships and real-time embedded hardware and software development and production.

During 2017, each of our PG and CP activities represented a reportable segment. In 2016, our “Other” segment represented certain information technology (“IT”) activities (protocol management software for cancer patients and billing software) and outsourced consulting activities performed by DSIT that did not meet the quantitative thresholds and may be combined for reporting under applicable accounting principles. The “Other” segment results are only for the period through which we consolidated the results of DSIT (see above).

We continually evaluate opportunities related to our activities and our goal is to maximize shareholder value and position our holdings for a strategic event, which may include co-investment by one or more third parties and/or a synergistic acquisition of another company.

FINANCIAL RESULTS BY COMPANY

The following tables show, for the periods indicated, the financial results (dollar amounts in thousands) attributable to each of our consolidated companies.

	Year ended December 31, 2017
	DSIT		OmniMetrix	Acorn	Total Continuing Operations
Revenues	$—		$4,350	$—	$4,350
Cost of Sales	—		1,903	—	1,903
Gross profit	—		2,447	—	2,447
Gross profit margin		%	56%		56%
R& D expenses	—		518	—	518
Selling, general and administrative expenses	—		2,712	1,128	3,840
Operating loss	$—		$(783)	$(1,128)	$(1,911)

	Year ended December 31, 2016
	DSIT*	OmniMetrix	Acorn	Total Continuing Operations
Revenues	$5,074	$3,585	$—	$8,659
Cost of Sales	3,443	1,691	—	5,134
Gross profit	1,631	1,894	—	3,525
Gross profit margin	32%	53%		41%
R& D expenses, net	469	458	—	927
Selling, general and administrative expenses	1,063	2,626	1,962	5,651
Operating income (loss)	$99	$(1,190)	$(1,962)	$(3,053)

* Acorn ceased consolidating the results of DSIT following the close of the 2016 DSIT Transaction. Results reported above are for the period from January 1, 2016 to April 21, 2016.

OMNIMETRIX – POWER GENERATION MONITORING AND CONTROL and CATHODIC PROTECTION MONITORING AND CONTROL

OmniMetrix LLC is a Georgia limited liability company established in 1998 based in Buford, Georgia that develops and markets wireless remote monitoring and control systems and services for multiple markets in the Internet of Things ecosystem: critical assets (including stand-by power generators, compressors, batteries, pumps, pumpjacks, light towers, turbines, as well as other industrial equipment) as well as cathodic protection for the pipeline industry (gas utilities and pipeline companies). Acorn owns 80% of OmniMetrix with one of Acorn’s directors owning the remaining 20%.

Products & Services

In the PG segment, OmniMetrix sells a line of devices and services built on its baseline TrueGuard wireless remote monitor. This device is broadly applicable across all brands and models of emergency power generators and industrial engine applications. The TrueGuard product family connects directly to the engine’s control panel, and captures all data flowing through the control panel. As a result, the product provides the ability to identify whether an emergency generator is capable of operating as expected. In 2012, OmniMetrix designed and gained approval from PTCRB, the certification forum of North American cellular operators, and AT&T for a new 4G data radio module, replacing the 2G technology used since 2007. In 2016 OmniMetrix began shipping product with LTE-enabled radios. This new device includes GPS functionality and data storage at the device for the first time, enabling OmniMetrix to bring a mobile asset tracking functionality into the market, with primary focus on mobile generators and related equipment.

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

Customers and Markets

At its core, the OmniMetrix PG product can remotely monitor and control any industrial engine application, which includes standby generators, compressors, batteries, turbines, pumps, and other equipment. Early in the company’s history, a strategic decision was made to focus primarily on the standby power generation market. Recently, the company has expanded its focus to add several additional applications where it sees demand.

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

OmniMetrix’s PG monitors have been installed on generators from original equipment manufacturers (“OEMs”) such as Caterpillar, Kohler, Generac, Cummins, MTU Energy and other generator manufacturers. OmniMetrix provides dual value propositions to the generator service organizations as well as to the machine owner. The dealers benefit from the receipt of performance data and status conditions from the generators they service for their customers that allows the dealer service organization to be proactive in their delivery of service to their customers, as well as to implement the OmniMetrix SmartServiceTM approach to analyzing the remote machines before dispatching a service truck. Since the majority of service and warranty costs are incurred from service people driving trucks, preemptive analysis of customer site conditions prior to dispatch can reduce their labor cost as a result. From the machine owner’s perspective, the OmniMetrix product provides a powerful tool to be used in their constant effort to avoid failures that come from consumables such as batteries and fuel. With proper monitoring, the large majority of machine failures can be avoided completely. This migration from failure reporting to failure prevention is fundamental to the OmniMetrix focus, and is the result of a strong data collection and analysis design point. We believe that this transition to prognostics sets OmniMetrix apart from its competitors, many of whom are still in the failure reporting phase of application development. We have also increased our marketing efforts to end-users in an effort to increase demand for our services. These efforts have proved to be very successful, and OmniMetrix continues to execute on that strategy.

There are two types of competitors in the PG marketplace: independent monitoring organizations (such as OmniMetrix) who produce the monitoring systems (but not the equipment being monitored); and OEMs such as generator manufacturers or generator controls manufacturers who have begun offering customer connectivity to their machinery.

In 2017, no single customer of OmniMetrix provided more than 10% of its sales. OmniMetrix has successfully been able to mitigate the risk of customer dependency by increasing its penetration rate, its sales pipeline and supporting a larger base of customers. OmniMetrix expects to continue to expand its base of customers in 2018.

Competition

OmniMetrix is a vertical market company, deeply focused on providing an excellent customer experience and product and service designs for a complete end-to-end program for its customers. Having been the first provider of wireless remote monitoring systems for standby generators and pipeline corrosion programs, the company has had the opportunity to mature its offering to a level not offered by others who might like to compete in these two segments. This long experience working with key brand project partners over the years has resulted in product offerings that other competitors simply cannot match.

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

We believe OmniMetrix has a well-established and well-defended position in the high performance PG monitoring segment, due to its long history and numerous industry partner projects. The company is currently applying an aggressive sales effort into both the market segment requiring less technology and lower price (including the extremely large residential generator market) as well as developing more sophisticated, diagnostic products and custom solutions for commercial and industrial clientele.

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

Intellectual Property

OmniMetrix has always focused on being the technology leader in its markets, and as a result has created many “industry firsts”. Initially, the company only pursued patents on the most valuable processes and systems and otherwise made public disclosure of many processes to prevent others from making later patent claims on those items. Nonetheless, OmniMetrix has five issued patents. Furthermore, the company has agreements with its employees and consultants which establish certain non-disclosure and in some cases, non-compete, requirements. OmniMetrix continually evaluates whether and how to best protect its intellectual property, but there can be no assurance that its efforts will be successful in all cases.

Facilities

OmniMetrix’s activities are currently conducted in approximately 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia under a lease that expires on December 31, 2019. OmniMetrix is currently utilizing only a portion of these leased facilities and has previously taken an impairment charge with respect to the underutilization of these facilities.

DSIT

We recorded $450,000 as our 41.2% share of DSIT’s net income for the year ending December 31, 2017. On February 14, 2018, we closed on the sale of our remaining interest in DSIT to a group of Israeli investors for $5.8 million before transaction costs and withholding taxes (See Recent Developments). Accordingly, we adjusted our equity investment balance in DSIT to be equal to the gross proceeds received from the sale and recorded an impairment charge in 2017 of $308,000. In the first quarter of 2018, we will record our 41.2% share of DSIT’s income or loss through the closing of the 2018 DSIT Transaction as well as our estimated transaction costs and withholding taxes on the transaction ($460,000 and $388,000 respectively).

GRIDSENSE

GridSense was 100% owned by Acorn and until the cessation of its operations and subsequent liquidation (see below), developed and marketed remote monitoring systems to electric utilities and industrial facilities worldwide.

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

Following the sale, GridSense Inc. engaged a third-party liquidation officer to satisfy, to the extent of the funds available, the claims of GridSense Inc. creditors, including Acorn which was GridSense Inc.’s largest creditor. At December 31, 2016, GridSense had approximately $19,000 of cash available (excluding escrow amounts) for satisfaction of remaining creditor claims of approximately $314,000. During the year ended December 31, 2017, the liquidator settled $70,000 of claims while disbursing $7,000 to those creditors. All of these settlements occurred in the first quarter of 2017 with no settlements with outside creditors being made subsequent to the first quarter of 2017.

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

BACKLOG

As of December 31, 2017, OmniMetrix had a backlog of approximately $3.6 million of which approximately $2.8 million is expected to be completed in 2018. OmniMetrix’s backlog is primarily comprised of deferred revenue.

RESEARCH AND DEVELOPMENT EXPENSE, NET

Research and development expense recorded for the years ended December 31, 2017 and 2016 for each of our consolidated subsidiaries in continuing operations is as follows (amounts in thousands of U.S. dollars):

	Years ended December 31,
	2017	2016
DSIT Solutions	$—	$469
OmniMetrix	518	458
Total	$518	$927

Research and development expense in DSIT is recorded net of participation by third parties in the research and development costs. Acorn ceased consolidating the results of DSIT following the close of the 2016 DSIT Transaction. Results reported above for DSIT are for the period ending April 21, 2016.

EMPLOYEES

At December 31, 2017, we employed a total of 21 employees – all of which were full-time employees employed by OmniMetrix in the U.S. Our CEO is hired as a consultant to us and our CFO is an employee of DSIT, a portion of whose salary is allocated to us.

Twelve of OmniMetrix’s 21 employees are engaged in production, engineering and technical support, seven in marketing and sales and three in management, administration and finance. We consider our relationship with our employees to be satisfactory. We have no collective bargaining agreements with any of our employees.

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

We have a history of losses from our OmniMetrix subsidiary and corporate overhead, and have used significant amounts of cash to fund our operating activities over the years. In 2017 and 2016, we had operating losses of $1.9 million and $3.1 million, respectively. We also had income from discontinued operation of $0.7 million in 2017 and a loss from discontinued operations of $0.3 million in 2016.  Cash used in operating activities of continuing operations in 2017 was $1.6 million and $3.6 million in 2016. An additional $1.0 million were used in the operating activities of discontinued operations in 2016.

The closing of the 2018 DSIT Transaction (see Recent Developments) provided us with approximately $1.9 million after paying transaction costs, withholding taxes and the repayment of director loans and associated accrued interest. On March 16, 2018, we had approximately $2.4 million of corporate cash and cash equivalents.

During 2017, we provided OmniMetrix with $300,000 of financing during 2017 and none since September of 2017. We believe that with OmniMetrix’s continued growth and increased credit availability, that OmniMetrix will not need financing from us during 2018. Our corporate overhead has also been significantly reduced and has stabilized, though we continue to look for cost savings. Based on the above, we believe we have sufficient cash to finance our operations for at least twelve months from the issuance of these financial statements. However, we may need to seek additional sources of funding for long-term corporate costs or if OmniMetrix were not to grow at the rate anticipated and needed additional funds for their operations. Additional sources of funding may include additional loans from related and/or non-related parties, partial sale or finding a strategic partner for OmniMetrix or equity financings. There can be no assurance additional funding will be available at acceptable terms or that we will be able to successfully utilize any of these possible sources to provide additional liquidity.

We depend on key management for the success of our business.

Our success is largely dependent on the skills, experience and efforts of our senior management team, including Jan Loeb and Walter Czarnecki. The loss of the services of any of these key managers could materially harm our business, financial condition, future results and cash flow. We do not maintain “key person” life insurance policies on any of these employees. We may also not be able to locate or employ on acceptable terms qualified replacements for our senior management if their services were no longer available.

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

Part of our business model includes the acquisition of new companies either as new platform companies or complimentary companies. Although we do not presently foresee making such acquisitions in the near term unless they support our existing business, if we did so, any failure to effectively integrate any future acquisition’s management into our controls, systems and procedures could materially adversely affect our business, results of operations and financial condition.

In order to grow, we may decide to pursue growth through acquisitions, although we do not currently plan any significant acquisitions. Any significant acquisition could require substantial use of our capital and may require significant debt or equity financing. We anticipate the need to closely manage our cash for the foreseeable future and cannot provide any assurance as to the availability or terms of any such financing or its effect on our liquidity and capital resources.

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

We have reported material weaknesses in internal controls over financial reporting as of December 31, 2017 and we cannot assure you that additional material weaknesses will not be identified in the future or that we can effectively remediate our reported weaknesses. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information.

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

We rely on a combination of patents, trademarks, copyrights, trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our ability to compete effectively will depend, in part, on our ability to protect our proprietary technology, systems designs and manufacturing processes. The ability of others to use our intellectual property could allow them to duplicate the benefits of our products and reduce our competitive advantage. In the future, should we apply for new patents, we do not know whether any of our pending patent applications will be issued or, in the case of patents issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes. Further, a patent issued covering one use of our technology may not be broad enough to cover uses of that technology in other business areas. Even if all our patent applications are issued and are sufficiently broad, they may be challenged or invalidated or our competitors may independently develop or patent technologies or processes that are equivalent or superior to ours. We could incur substantial costs in prosecuting patent and other intellectual property infringement suits and defending the validity of our patents and other intellectual property. While we have attempted to safeguard and maintain our property rights, we do not know whether we have been or will be completely successful in doing so. These actions could place our patents, trademarks and other intellectual property rights at risk and could result in the loss of patent, trademark or other intellectual property rights protection for the products, systems and services on which our business strategy partly depends. Furthermore, it is not practical from a cost/benefit perspective to file for patent or trademark protection in every jurisdiction where we now or in the future may conduct business. In those territories where we do not have the benefit of patent or trademark protections, our competitors may be able to prevent us from selling our products or otherwise limit our ability to advertise under our established product names and we may face risks associated with infringement litigation as discussed below.

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

As part of our business operations, we maintain insurance as a corporate risk management strategy. Insurance products are impacted by market fluctuations and can become expensive and sometimes very difficult to obtain. There can be no assurance that we can secure all necessary or appropriate insurance at an affordable price for the required limits. Our failure to obtain such insurance could lead to uninsured losses that could have a material adverse effect on our results of operations or financial condition, or cause us to be out of compliance with our contractual obligations.

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

Concentrations of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade accounts receivable. The Company’s cash and cash equivalents were deposited primarily with U.S. banks and brokerage firms and amounted to $481,000 at December 31, 2017. The Company does not believe there is significant risk of non-performance by these counterparties. Approximately 27% of the accounts receivable at December 31, 2017 was due from one customer who pay their receivables over usual credit periods. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base.

RISKS RELATED TO OMNIMETRIX

OmniMetrix has incurred net losses since our acquisition and may never achieve sustained profitability.

OmniMetrix has generated losses since our acquisition in 2012 including losses of $0.8 million in 2017 and $1.2 million in 2016. While OmniMetrix has significantly reduced its losses and its cash needs from us, particularly since the latter half of 2017 (OmniMetrix has not needed funding from us since September 2017), we can provide no assurance that OmniMetrix will be able to generate sufficient revenues and cash flow to allow it to become profitable or to eventually sustain profitability or to have positive cash flows.

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

OmniMetrix has been dependent on Acorn’s ability and willingness to provide funding to support its business and growth strategy. Since our acquisition of OmniMetrix in February 2012, we invested approximately $14.0 million and through March 16, 2018 have lent $2,662,000 net of repayments to OmniMetrix. OmniMetrix has reduced its borrowings from Acorn (only $300,000 in 2017) and has not borrowed from Acorn since September 2017 and is not expected to need working capital support from us in 2018 to support its growth and working capital needs.

In October 2017, OmniMetrix renewed its Loan and Security Agreement providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1 million. Debt incurred under this financing arrangement bears interest at the greater of prime (4.50% at December 31, 2017) plus 2% or 6% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.9% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 17.3%. OmniMetrix also agreed to continue to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of one year beginning November 1, 2017.

We have no assurance that this financing arrangement will provide sufficient liquidity for OmniMetrix’s working capital needs in 2018. Additional financing for OmniMetrix may be in the form of a bank line, a new loan or investment by others, a loan by Acorn, or a combination of the above. The availability and amount of any additional loans from us to OmniMetrix may be limited by the working capital needs of our corporate activities. Whether Acorn will have the resources necessary to provide funding, or whether alternative funds, such as third-party loans, will be available at the time and on terms acceptable to Acorn and OmniMetrix cannot be determined.

OmniMetrix sells equipment and services which monitor third-party products, thus its revenues are dependent on the continued sales of such third-party products.

OmniMetrix’s end-user customer base is comprised exclusively of parties who have chosen to purchase either generators or construct gas pipelines. OmniMetrix has no ability to control the rate at which new generators or cathodic protection systems are acquired. When purchases of such products decline, the associated need for OmniMetrix’s products and services is expected to decline as well.

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

The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. During 2017, our common stock traded at prices as low as $0.15 and as high as $0.56 per share. Fluctuations in our stock price may continue to occur in response to various factors, many of which we cannot control, including:

●	general economic and political conditions and specific conditions in the markets we address;
●	quarter-to-quarter variations in our operating results;
●	strategic investments or divestments;
●	announcements of changes in our senior management;
●	the gain or loss of one or more significant customers or suppliers;
●	announcements of technological innovations or new products by our competitors, customers or us;
●	the gain or loss of market share in any of our markets;
●	changes in accounting rules;
●	changes in investor perceptions; or
●	changes in expectations relating to our products, plans and strategic position or those of our competitors or customers.

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

As of March 16, 2018, 29,518,830 shares of our common stock were issued and outstanding. As of that date we had 2,654,423 warrants outstanding and exercisable with a weighted average exercise price of $1.46 and 1,400,655 options outstanding and exercisable with a weighted average exercise price of $3.45 per share, which if exercised would result in the issuance of additional shares of our common stock. In addition to the options noted above, at March 16, 2018, 53,334 options are outstanding, but have not yet vested and are not yet exercisable.

Substantially all of our currently outstanding shares and shares issuable under our outstanding options and warrants are or would be freely tradable.

We may have to offer additional securities for sale in the near future.

In February 2018, we sold of our remaining interest in DSIT (see Recent Developments) and received cash proceeds of approximately $4.2 million (net of our balance due to Acorn which was assigned to the purchasers) which was used to pay transaction costs, withholding taxes, repay our director loans and associated accrued interest and provide working capital for us and if necessary, OmniMetrix. As of March 16, 2018, we had corporate cash of approximately $2.4 million which we believe is sufficient for at least the next twelve months. Despite this, we may ultimately not have sufficient cash to allow us to execute our plans and the occurrence of one or more unanticipated events may require us to make significant expenditures. Accordingly, we may need to raise additional amounts to finance our operations.  If we were to do so by selling shares of our common stock and/or other securities convertible into shares of our common stock, current investors will incur additional dilution in the value of their shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

OmniMetrix’s activities are currently conducted in approximately 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia under a lease that expires on December 31, 2019. The lease provides for annual rents ranging from approximately $106,000 in 2018 to $109,000 in 2019. OmniMetrix is currently utilizing only a portion of these leased facilities and has previously taken an impairment charge with respect to the underutilization of these facilities.

ITEM 3. LEGAL PROCEEDINGS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently traded under the symbol “ACFN” on the OTCQB marketplace. The following table sets forth, for the periods indicated, the high and low bid prices on the OTCQB marketplace.

	High	Low
2017:
First Quarter	$0.56	$0.18
Second Quarter	0.42	0.20
Third Quarter	0.27	0.15
Fourth Quarter	0.26	0.16
2016:
First Quarter	$0.20	$0.07
Second Quarter	0.49	0.10
Third Quarter	0.25	0.14
Fourth Quarter	0.22	0.14

As of March 16, 2018, the last reported sales price of our common stock on the OTCQB marketplace was $0.28, there were 83 record holders of our common stock and we estimate that there were approximately 4,900 beneficial owners of our common stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

Sale of DSIT

On February 14, 2018, we closed on the 2018 DSIT Transaction initially entered into on January 18, 2018 for the sale of our remaining 41.15% interest in its DSIT Solutions Ltd. business to an Israeli investor group. At closing, we received gross proceeds of $5.8 million before transaction costs, professional fees and withholding taxes. From the gross proceeds, $1.6 million of the amounts due to DSIT were assigned to the purchasers and we paid an Israeli withholding tax of $388,000 as well as expenses associated with the transaction of approximately $460,000.

Repayment of Director Loans

On February 21, 2018, following the receipt of the proceeds from the 2018 DSIT Transaction (see above), we repaid the entire $1.3 million borrowed from certain directors during 2017 along with accrued interest of $128,000.

OVERVIEW AND TREND INFORMATION

The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed in “Item 1A. Risk Factors.”

We currently operate in two reportable operating segments, both of which are performed though our OmniMetrix subsidiary:

●	The PG segment which provides wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications.

●	The CP segment which provides for remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies.

In addition, up to the closing of the 2016 DSIT Transaction, we reported activities in the Energy & Security Sonar Solutions segment. This segment, whose activities were performed by DSIT, provided sonar and acoustic related solutions for energy, defense and commercial markets with a focus on underwater site security for strategic energy installations and other advanced acoustic systems and real-time embedded hardware and software development and production. “Other” operations include certain IT activities (protocol management software for cancer patients and billing software) and outsourced consulting activities performed by our then Company’s DSIT subsidiary that did not meet the quantitative thresholds under applicable accounting principles.

Following the closing of the 2016 DSIT Transaction, the Company no longer consolidates the results of DSIT, but rather reports on its investment in DSIT on the equity method (until the closing of the 2018 DSIT Transaction – see Recent Developments). Accordingly, effective April 21, 2016, the Company no longer consolidates the results of DSIT’s Energy & Security Sonar Solutions segment or the activities of its “Other” segment.

The following analysis should be read together with the segment information provided in Note 20 to our Consolidated Financial Statements included in this report.

OmniMetrix

Following the emergence of machine-to-machine (M2M) and Internet of Things (IoT) applications whereby companies aggregate multiple sensors and monitors into a simplified dashboard for customers, OmniMetrix believes it plays a key role in this new economic ecosystem. In addition, OmniMetrix sees a rapidly growing need for backup power infrastructure to secure critical military, government, and private sector assets against emergency events including terrorist attacks, natural disasters, and cybersecurity threats. As residential and industrial standby generators, turbines, compressors, pumps, pumpjacks, light towers and other industrial equipment are part of the critical infrastructure increasingly becoming monitored in Internet of Things applications, and given that OmniMetrix monitors all major brands of critical equipment, OmniMetrix believes it is well-positioned as a competitive participant in this new market.

OmniMetrix has two divisions: PG and CP. In 2017, OmniMetrix recorded revenue of $4,350,000 ($3,355,000 in its PG activities and $995,000 in its CP activities) as compared to revenue of $3,585,000 recorded in 2016 ($2,903,000 in its PG activities and $682,000 in its CP activities). Increased revenue in 2017 was driven by hardware revenue which increased 25% from $1,689,000 in 2016 to $2,115,000 in 2017. The increase in hardware revenue was complemented by an increase in monitoring revenue which increased 18% from $1,896,000 in 2016 to $2,235,000 in 2017. The increase in hardware revenue is the result of increased sales of both PG and CP units. The increase in monitoring revenue is the combined result of increased units being monitored as well as the impact of a one-time negative adjustment of monitoring revenue of $130,000 in the second quarter of 2016 with respect to a previous understatement of deferred revenue. Fourth quarter 2017 revenue of $1,124,000 reflects an increase of 8% to as compared to fourth quarter 2016 revenue of $1,041,000 and an increase of 4% from third quarter 2017 revenue of $1,085,000.

Gross profit during 2017 was $2,447,000 reflecting a gross margin of 56% on revenue compared with a gross profit of $1,894,000 reflecting a 53% gross margin in 2016. The increased gross profit in 2017 was due to both increased revenue and an increase in the gross margin. Gross margin on hardware revenue increased in 2017 to 27% from 18% in 2016. This increase was the result of increased gross margins for PG hardware which grew from 6% in 2016 to 21% in 2017. The increased margin was the result of reduced costs in our PG units as we benefit from our redesigned products. CP hardware gross margin decreased from 46% in 2016 to 38% in 2017 as a result of pricing becoming more in line with current market price ranges. Gross margin on monitoring revenue remained strong at 84% during 2017.

During 2017, OmniMetrix recorded $518,000 of R&D expense as compared to $458,000 in 2016. The increase in R&D expense in 2017 is related to the continued development of next generation PG and CP products. We expect a moderate increase in R&D expense in 2018 as we continue to work on certain initiatives to redesign products to increase the level of innovation and to reduce their costs in order to increase our future margins.

During 2017, OmniMetrix recorded $2,712,000 of SG&A costs. Such costs were above 2016 SG&A costs of $2,626,000 (an increase of $86,000 or 3%). The increase in SG&A expense was due to certain marketing initiatives and increased customer support. Fourth quarter 2017 SG&A costs of $687,000 were $2,000 less than that of fourth quarter 2016 costs of $689,000 and was $2,000 less than third quarter 2017’s G&A costs of $689,000. We anticipate that our quarterly SG&A costs in 2018 will remain roughly at the levels in the third and fourth quarters of 2017.

In October 2017, OmniMetrix renewed its Loan and Security Agreement providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1 million. Debt incurred under this financing arrangement bears interest at the greater of prime (4.50% at December 31, 2017) plus 2% or 6% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.9% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 17.3%. OmniMetrix also agreed to continue to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of one year beginning November 1, 2017.

During 2017, Acorn lent OmniMetrix a total of $300,000 and none since September 2017. We believe that OmniMetrix will not need working capital support beyond the amounts available to it under the amended Loan and Security Agreement.

However, we have no assurance that this will be the case or that Loan and Security Agreement will be extended again beyond its October 31, 2018 expiration date. Additional financing for OmniMetrix may be in the form of a bank line, a new loan or investment by others, a loan by Acorn, or a combination of the above. The availability and amount of any additional loans from us to OmniMetrix may be limited by the working capital needs of our corporate activities. Whether Acorn will have the resources necessary to provide funding, or whether alternative funds, such as third-party loans, will be available at the time and on terms acceptable to Acorn and OmniMetrix cannot be determined.

GridSense

On April 21, 2016, we announced our decision to cease operations of our GridSense subsidiary and initiate the liquidation of the GridSense assets. As a result of this decision, GridSense is being reported as a discontinued operation.

On July 12, 2016, Acorn Energy, Inc. and GridSense sold the GridSense assets to Franklin Fueling Systems, Inc., a wholly-owned subsidiary of Franklin Electric Co., Inc. for a gross sales price of $1.0 million of which $100,000 was set aside as an indemnity escrow. Such escrow was received by us in the second and third quarters of 2017 ($50,000 in each period). These funds were used to settle claims by both Acorn and OmniMetrix following the cessation of settlements with outside creditors (see below).

With the proceeds from the July 2016 sale, GridSense paid off approximately $240,000 of previously accrued severance and other payroll costs. GridSense recorded a gain of $944,000 (net of transaction costs) on this transaction as the value of the GridSense assets sold had previously been written down to nearly zero. Such gain was included in discontinued operations in the third quarter of 2016.

Also, following the sale, GridSense engaged a third-party liquidation officer to satisfy, to the extent of the funds available from the remaining proceeds, the claims of GridSense creditors, including Acorn which is GridSense’s largest creditor. Through December 31, 2016, the third-party liquidator settled approximately $459,000 of outside creditor claims while disbursing approximately $47,000 to those creditors. At December 31, 2016, GridSense had approximately $19,000 of cash available (excluding escrow amounts) for satisfaction of remaining creditor claims of approximately $314,000.

Through September 25, 2017, the liquidator settled approximately $70,000 of claims while disbursing $7,000 to outside creditors. These settlements occurred in the first quarter of 2017 with no settlements with outside creditors being made subsequent to the first quarter of 2017.

On September 25, 2017, the Board of Directors of GridSense Inc. decided to dissolve and wind up the affairs of GridSense Inc. and adopted a Plan of Liquidation and Dissolution (the “Plan”). In accordance with the Plan, which was adopted on the same date, GridSense Inc. filed and executed Articles of Dissolution of the Corporation with the State of Colorado and established a liquidating trust to which all assets and liabilities of GridSense Inc. were transferred to in order to implement the winding up of the business. In addition, GridSense Pty Ltd. (“GPL”), the parent company of GridSense’s former operating company in Australia, has been deregistered by the Australian Securities& Investments Commission (“ASIC”). As a result of the deregistration, which is akin to a Chapter 7 bankruptcy in the US, (i) GPL has ceased to exist as a legal entity and its property is deemed vested in ASIC, (ii) the former officers and directors of GPL no longer have the right to deal with property registered in GPL’s name and (iii) legal proceedings against GPL cannot be commenced or continued.

Accordingly, following the two aforementioned events, GridSense (GridSense Inc. and GPL) has been deconsolidated from our books. We recorded a gain of $660,000 on the deconsolidation of GridSense comprised of the elimination of the net liabilities of GridSense of $914,000 less the Accumulated Other Comprehensive Loss of $254,000 associated with GridSense.

Corporate

Corporate general and administrative expense of $1,128,000 in 2017 reflected a decrease of $834,000 or 43% from the $1,962,000 of expense reported in 2016. The decrease in corporate general and administrative expense was primarily due to approximately $460,000 of severance and related costs associated with the resignation of our former CEO recorded in the first quarter of 2016 as well as reduced professional fees and salaries costs. In addition, in 2017, we reached a settlement with a professional service provider on an outstanding invoice resulting in a benefit of $167,000. Non-cash stock compensation also decreased from $89,000 in 2016 to $22,000 in 2017.

Fourth quarter 2017 corporate general and administrative expense was $331,000 reflecting an increase of $214,000 compared to the fourth quarter of 2016 and a decrease of $17,000 as compared to the third quarter of 2017. The increase in fourth quarter 2017 corporate general and administrative expense compared to fourth quarter 2016’s balance was primarily due to a 2016 adjustment to stock-compensation expense. We believe corporate general and administrative quarterly expense in 2018 will approximate our fourth quarter 2017 expense, depending upon the level of professional fees incurred. We continue to seek ways to further reduce our operating expenses going forward.

The closing of the 2018 DSIT Transaction (see Recent Developments) provided us with approximately $1.9 million after assigning $1.6 million of the amounts we owed to DSIT to the purchasers, paying transaction costs, withholding taxes and the repayment of director loans and associated accrued interest. As of March 16, 2018, Acorn's corporate operations (excluding cash at our OmniMetrix subsidiary) held a total of approximately $2.4 million in unrestricted cash and cash equivalents.

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

Investments in other entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or our ability to exercise significant influence over the operating and financial policies of the investee. Investments of this nature are recorded at original cost and adjusted periodically to recognize our proportionate share of the investee’s net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not recorded. We resume accounting for the investment under the equity method when the entity subsequently reports net income and our share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. In 2016 and 2017, we had no cost basis investments. However, following the closing of the 2016 DSIT Transaction, we account for our investment in DSIT using the equity method.

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

Following the closing of the 2018 DSIT Transaction (see Recent Developments), we no longer have any equity method investments.

Revenue Recognition

Revenue from time-and-materials service contracts, maintenance agreements and other services is recognized as services are provided, all significant contractual obligations have been satisfied and collections assured.

Sales of OmniMetrix monitoring systems have multiple elements which include the sale of equipment and of monitoring services. Sales of OmniMetrix equipment do not qualify as a separate unit of accounting. As a result, revenues (and related costs) associated with sale of equipment are recorded to deferred revenue (and deferred charges) upon shipment for PG and CP monitoring units. Revenue and related costs with respect to the sale of equipment are recognized over the estimated life of the units. Revenues from the prepayment of monitoring fees (generally paid 12 months in advance) are initially recorded as deferred revenue upon receipt of payment from the customer and then amortized to revenue over the monitoring service period.

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

For our Acorn options, the expected volatility factor used to value stock options in 2017 was based on the historical volatility of the market price of the Company’s common stock over a period equal to the expected term of the options. For the expected term of the option, we used an estimate of the expected option life based on historical experience. The risk-free interest rate used is based upon U.S. Treasury yields for a period consistent with the expected term of the options. We assumed no quarterly dividend rate. We recognize stock-based compensation expense on an accelerated basis over the requisite service period. Due to the numerous assumptions involved in calculating share-based compensation expense, the expense recognized in our consolidated financial statements may differ significantly from the value realized by employees on exercise of the share-based instruments. In accordance with the prescribed methodology, we do not adjust our recognized compensation expense to reflect these differences. Recognition of stock-based compensation expense had, and will likely continue to have, a material effect on our selling, general and administrative and other items within our consolidated statements of operations and also may have a material effect on our deferred income taxes and additional paid-in capital line items within our consolidated balance sheets.

For each of the years ended December 31, 2017 and 2016, we incurred stock compensation expense with respect to options of approximately $22,000 and $89,000, respectively.

See Note 15 to the consolidated financial statements for the assumptions used to calculate the fair value of share-based employee compensation for our Acorn options.

RESULTS OF OPERATIONS

The selected consolidated statement of operations data for the years ended December 31, 2017 and 2016 and consolidated balance sheet data as of December 31, 2017 and 2016 has been derived from our audited Consolidated Financial Statements included in this Annual Report. The selected consolidated statement of operations data for the years ended December 31, 2015, 2014 and 2013 has been derived from our consolidated financial statements not included herein.

This data should be read in conjunction with our Consolidated Financial Statements and related notes included herein and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Statement of Operations Data:

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Revenue	$4,350	$8,659	$16,548	$15,067	$15,262
Cost of sales	1,903	5,134	10,381	9,726	9,587
Gross profit	2,447	3,525	6,167	5,341	5,675
Research and development expenses, net	518	927	1,705	1,618	2,158
Selling, general and administrative expenses	3,840	5,651	9,632	9,280	12,938
Impairment of intangibles	—	—	—	—	6,731
Restructuring and related charges	—	—	—	97	795
Operating loss	(1,911)	(3,053)	(5,170)	(5,654)	(16,947)
Finance income (expense), net	(231)	(572)	(327)	190	97
Gain on sale of interest in DSIT, net of transaction costs	—	3,543	—	—	—
Loss from operations before taxes on income	(2,142)	(82)	(5,497)	(5,464)	(16,850)
Income tax expense	(41)	(19)	(209)	(163)	(156)
Loss from continuing operations	(2,183)	(101)	(5,706)	(5,627)	(17,006)
Share of income in DSIT	450	268	—	—	—
Impairment of investment in DSIT	(308)	—	—	—	—
Income (loss) from discontinued operations, net of income taxes	698	(286)	(5,096)	(23,972)	(13,983)
Net loss	(1,343)	(119)	(10,802)	(29,599)	(30,989)
Non-controlling interest share of (income) loss – continuing operations	174	264	105	47	62
Non-controlling interest share of loss - discontinued operations	—	—	98	2,407	1,213
Net income (loss) attributable to Acorn Energy, Inc. shareholders	$(1,169)	$145	$(10,599)	$(27,145)	$(29,714)
Basic and diluted net income (loss) per share attributable to Acorn Energy, Inc. shareholders:
Income (loss) from continuing operations	$(0.06)	$0.02	$(0.21)	$(0.25)	$(0.89)
Loss from discontinued operations	0.02	(0.01)	(0.19)	(0.94)	(0.68)
Net income (loss) per share attributable to Acorn Energy, Inc. shareholders	$(0.04)	$0.01	$(0.40)	$(1.19)	$(1.57)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic	29,423	28,488	26,803	22,844	18,916
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – diluted	29,423	28,531	26,803	22,844	18,916

The following table sets forth certain information with respect to revenues and profits of our reportable business segments for the years ended December 31, 2017 and 2016 (dollars in thousands), including the percentages of revenues attributable to such segments. (See Note 19 to our Consolidated Financial Statements for the definitions of our reporting segments).

	PG	CP	Energy & Security Sonar Systems*	Other*	Total
Year ended December 31, 2017:
Revenues from external customers	$3,355	$995	$--	$--	$4,350
Percentage of total revenues from external customers	77%	23%	--	--	100%
Segment gross profit	2,017	430	--	--	2,447

Year ended December 31, 2016:
Revenues from external customers	$2,903	$682	$4,620	$454	$8,659
Percentage of total revenues from external customers	34%	8%	53%	5%	100%
Segment gross profit	1,516	378	1,517	114	3,525

* Acorn ceased consolidating the results of DSIT following the close of the 2016 DSIT Transaction on April 21, 2016. Results reported above for the year ended December 31, 2016 are for the period ending April 21, 2016.

2017 COMPARED TO 2016

Revenue. Consolidated revenue of $4,350,000 during 2017 reflected a decrease of $4,309,000 or 50% as compared to 2016 revenues of $8,659,000. The decrease in revenue was due to the fact that we are no longer consolidating the results of DSIT following the sale of a portion of our interests in DSIT in April 2016. DSIT’s revenue in the period up to the sale was $5,074,000. OmniMetrix’s revenue increased from $3,585,000 in 2016 to $4,350,000 in 2017. OmniMetrix recorded increased revenue in both its PG and CP activities. PG revenue increased from $2,903,000 in 2016 to $3,355,000 in 2017 (16%) while CP revenue increased from $682,000 in 2016 to $995,000 million in 2017 (46%). Increased revenue in both segments was the result of increased hardware sales and resultant monitoring revenue.

Gross profit. Gross profit of $2,447,000 during 2017 reflects a $1,078,000 or 31% decrease compared to 2016 gross profit of $3,525,000. The decrease in gross profit was due to the fact that we are no longer consolidating the results of DSIT following the sale of a portion of our interests in DSIT in April 2016. DSIT’s gross profit in the period up to the sale was $1,631,000. OmniMetrix’s gross profit increased from $1,894,000 in 2016 to $2,447,000 in 2017. OmniMetrix’s increased gross profit was attributable to a combination of its increased revenue and increased gross margin from 53% in 2016 to 56% in 2017. The increased gross margin is the result of increased gross margins in hardware revenue which grew from 18% in 2016 to 27% in 2017 while maintaining our 84% gross margin on monitoring revenue.

Research and development (“R&D”) expense. R&D expense decreased $409,000 (44%) from $927,000 in 2016 to $518,000 in 2017. The decrease in R&D was due to the fact that we are no longer consolidating the results of DSIT following the sale of a portion of our interests in DSIT in April 2016. DSIT’s R&D expense in the period up to the sale was $469,000. OmniMetrix’s R&D increased from $458,000 in 2016 to $518,000 in 2017 as it continues development of next-generation PG and CP monitors.

Selling, general and administrative expense (“SG&A”). SG&A expense in 2017 decreased by $1,811,000 (32%) as compared to 2016. The decrease in SG&A expense was due in part to the fact that we are no longer consolidating the results of DSIT following the sale of a portion of our interests in DSIT in April 2016. DSIT’s SG&A expense in the period up to the sale was $1,063,000. OmniMetrix’s SG&A increased from $2,626,000 in 2016 to $2,712,000 in 2017. Corporate expense decreased from $1,962,000 in 2016 to $1,128,000 in 2017. The increase at OmniMetrix was due to certain marketing initiatives and increased customer support. The decrease in corporate expense was due to the inclusion in 2016 of approximately $460,000 of severance and related costs associated with the resignation of our former CEO. Corporate expense in also 2017 includes a benefit of $167,000 related to the settlement of an outstanding invoice.

Finance expense, net. Finance expense in 2017 is primarily comprised of corporate interest expense of $107,000 of interest to directors of Acorn as a result of their loans to us during 2017 and $34,000 of interest to DSIT on their loan and our outstanding balance of intercompany expenses to them as well as and interest expense of $55,000 associated with OmniMetrix’s line of credit. Finance expense in 2016 was primarily comprised of interest expense of $446,000 ($381,000 of which was non-cash interest related to the accretion of discount and the value of shares given in the borrowing) recorded in connection with our borrowings from Leap Tide Capital Partners III, and $56,000 of interest to directors of Acorn as a result of their loans to us in early 2016.

Sale of DSIT. In April 2016, we closed on the sale of nearly 50% of our interest in our DSIT Solutions, Ltd. Business. As a result of the sale, we recorded a gain of approximately $3.5 million in 2016.

Share of income in DSIT. Following the sale of DSIT in April 2016, we no longer consolidate their results, but rather record our share (approximately 41.2%) of their income (or loss). Our share of DSIT’s income following the close of the transaction in 2016 was approximately $268,000. In 2017, our share of DSIT’s income was $450,000.

Impairment of investment in DSIT. As a result of the sale of our remaining interest in DSIT in February 2018 at a gross sales price of $5.8 million which was below the carrying value of our DSIT investment, we recorded an impairment of $308,000 to reduce the carrying value of our investment to the selling price at which we sold our investment.

Income (loss) from discontinued operations, net of income taxes. During 2017, we recorded income net of income tax of $698,000 with respect to GridSense, primarily the result of the gain of $660,000 on the deconsolidation of GridSense. During 2016, we recorded losses net of income tax of $286,000 with respect to GridSense.

Net loss attributable to Acorn Energy. We had a net loss attributable to Acorn Energy of $1,169,000 in 2017 as compared with net income of $145,000 in 2016. Our 2017 results are comprised of corporate expenses of $1,312,000 and a loss at OmniMetrix of $871,000. These losses were offset by income of $698,000 at GridSense which is included in discontinued operations. In addition, we also recorded $450,000 as our share of DSIT’s net income in 2017 which was offset by an impairment of $308,000 taken on our DSIT investment and $174,000 of non-controlling interests share in our losses.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2017, we had working capital of $1,183,000. This amount includes the carrying value of our $5.8 million investment in DSIT. Our working capital also included $481,000 of cash and cash equivalents as well as $2,753,000 of deferred revenue in OmniMetrix. Such deferred revenue does not require significant cash outlay in order for the revenue to be recognized.  Net cash increased during the year ended December 31, 2017 by $259,000. During 2017, $1,676,000 of cash was used in operating activities of which approximately $1,632,000 was used in continuing operations.

Our corporate headquarters used approximately $1,268,000 during 2017 while our OmniMetrix subsidiary used $364,000 of cash for its operations during 2017. Our discontinued operations (GridSense) used $44,000 in their operating activities in 2017 until the date of its liquidation.

Cash provided by investing activities of $679,000 was due to the release of $579,000 of escrowed deposits from the 2016 DSIT Transaction (from continuing operations) and $100,000 from the release of the GridSense escrow (from discontinued operations).

Net cash of $1,237,000 was provided in financing activities during 2017. During the period, we received $1,300,000 from director loans. This was offset by the net repayment of $63,000 by OmniMetrix under its Loan and Security Agreement (see below).

In October 2017, OmniMetrix renewed its Loan and Security Agreement with a lender providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1.0 million (an increase of $500,000 from the previous Loan and Security Agreement). Debt incurred under this financing arrangement bears interest at the greater of prime (4.50% at December 31, 2017) plus 2% or 6% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.9% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 17.3%. OmniMetrix also agreed to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of one year beginning November 1, 2017. At December 31, 2017, OmniMetrix’s loan balance under the Loan and Security Agreement was $313,000 it had additional availability of $182,000. At March 16, 2018, OmniMetrix’s loan balance under the Loan and Security Agreement was $452,000 it had additional availability of $194,000.

We have no assurance that OmniMetrix’s credit facility will provide sufficient liquidity for all of OmniMetrix’s working capital needs in 2018. In 2017, we lent OmniMetrix $300,000. If necessary, additional financing for OmniMetrix may be in the form of a bank line, new investment by outside parties, a loan by Acorn, or a combination of the above. The availability and amount of any additional loans from us to OmniMetrix may be limited by the working capital needs of our corporate activities.

In October, 2015, Edgar S. Woolard, Jr., one Acorn’s directors acquired a 10% interest in Acorn’s OmniMetrix Holdings, Inc. subsidiary (“Holdings”) through the purchase of preferred stock (the “OmniMetrix Preferred Stock”) for $500,000. Holdings is the holder of 100% of the membership interests OmniMetrix, LLC. Subsequently, in November, 2015, the director acquired an additional 10% interest in Holdings through the purchase of additional OmniMetrix Preferred Stock for an additional $500,000 and currently owns a 20% interest in Holdings.

A dividend of 10% per annum accrues on the OmniMetrix Preferred Stock. The dividend was payable on the first anniversary of the funding of the investment and quarterly thereafter for so long as the OmniMetrix Preferred Stock is outstanding and has not been converted to Common Stock. The dividend is payable in cash or the form of additional shares of OmniMetrix Preferred Stock at the election of the holder. Through December 31, 2016, a dividend payable of $115,000 was recorded with respect to the OmniMetrix Preferred Stock. On December 31, 2016, Mr. Woolard agreed to treat the $115,000 of accrued dividends (and to treat future accrued dividends) as a loan to OmniMetrix which bears interest at 8% per year. All amounts due (principal and interest) are due the later of April 30, 2018 or 90 days following the advance of a new loan (quarterly dividend accrual). In December 2016, Mr. Woolard provided OmniMetrix with a $50,000 loan under the same terms as the abovementioned accrued dividends. On December 31, 2017, OmniMetrix owed Mr. Woolard $283,000 comprised of $215,000 of accrued dividends, $50,000 of loans and $18,000 of accrued interest. In addition, OmniMetrix owes Acorn approximately $3.4 million for loans, accrued interest and expenses advanced to it by Acorn. Such amounts will only be repaid to Acorn when OmniMetrix is generating sufficient cash to allow such repayment.

As of December 31, 2017, we had approximately $450,000 of non-escrow corporate cash and cash equivalents. In February 2018, we sold of our remaining interest in DSIT for $5.8 million (see Recent Developments) and received cash proceeds of approximately $4.2 million (net of $1.6 million of our balance due to DSIT which was assigned to the purchasers) which was used to pay transaction costs, withholding taxes, repay our director loans and associated accrued interest and other liabilities. As of March 16, 2018, we had corporate cash of approximately $2.4 million.

We believe that our current cash plus the cash generated from operations and borrowing from the OmniMetrix Loan and Security Agreement, will provide more than sufficient liquidity to finance the operating activities of Acorn and OmniMetrix at their current level of operations for the foreseeable future and for the twelve months following the issuance of this report in particular.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of December 31, 2017.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Years Ending December 31, (in thousands)
	Total	2018	2019-2020	2021-2022	2023 and thereafter
Debt	$313	$313	$—	$—	$—
Operating leases	219	110	109	—	—
Due to directors	1,690	1,690	—	—	—
Due to DSIT	1,624	1,624	—	—	—
Total contractual cash obligations	$3,846	$3,737	$109	$—	$—

Of the $1,624,000 Due to DSIT at December 31, 2017, $1,600,000 was assigned to the purchasers in the 2018 DSIT Transaction (see Recent Developments). Of the $1,690,000 Due to directors at December 31, 2017, $1,407,000 was paid from the proceeds from the 2018 DSIT Transaction. We expect to finance the remaining contractual commitments from cash currently on hand and cash generated from operations.

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

We have reduced the carrying value of our investment in DSIT to $5.8 million representing the gross proceeds (before transaction costs and withholding taxes) from the 2018 DSIT Transaction (see Recent Developments).

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade accounts receivable. The Company’s cash and cash equivalents were deposited primarily with U.S. banks and brokerage firms and amounted to $481,000 at December 31, 2017. The Company does not believe there is significant risk of non-performance by these counterparties. Approximately 27% of the accounts receivable at December 31, 2017 was due from one customer who pay their receivables over usual credit periods. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base.

Interest Rate Risk

In October 2017, OmniMetrix renewed its Loan and Security Agreement providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1 million). Debt incurred under this financing arrangement bears interest at the greater of prime (4.50% at December 31, 2017) plus 2% or 6% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.9% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 17.3%. OmniMetrix also agreed to continue to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of one year beginning November 1, 2017.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Furnished at the end of this report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2017.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based upon the document “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment and those criteria, management concluded that due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2017.

The Company employs a decentralized internal control methodology, coupled with management’s oversight, whereby each subsidiary is responsible for mitigating its risks to financial reporting by implementing and maintaining effective control policies and procedures and subsequently translating that respective risk mitigation up and through to the parent level and to the Company’s external financial statements. Also, as the Company’s subsidiary is not large enough to effectively mitigate certain risks by segregating incompatible duties, management must employ compensating mechanisms throughout the Company in a manner that is feasible within the constraints it operates.

The material weaknesses management identified were caused by an insufficient complement of resources at the Company’s OmniMetrix subsidiary and limited IT system capabilities, such that individual control policies and procedures could not be implemented, maintained, or remediated when and where necessary. As a result, a majority of the significant process areas management identified for the Company’s OmniMetrix subsidiary had one or more material weaknesses present. This condition was further exacerbated as the Company could not demonstrate that each of the principles described within COSO’s document “Internal Control - Integrated Framework (2013)” were present and functioning.

Although a material weakness is defined as a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis, this material weakness did not result in any material misstatements of the Company’s consolidated financial statements and disclosures for any interim periods during, or for the annual period ended December 31, 2017.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is certain information concerning the directors and certain officers of the Company:

Name	Age	Position
Christopher E. Clouser	66	Director, Chairman of the Board and member of our Audit, Compensation and Nominating Committees
Jan H. Loeb	59	Director, President, Chief Executive Officer and member of our Nominating Committee
Mannie L. Jackson	78	Director and member of our Compensation Committee
Edgar S. Woolard Jr.	83	Director and member of our Audit and Nominating Committees
Samuel M. Zentman	72	Director and Chairman of our Audit Committee and member of our Compensation Committee
Michael Barth	57	Chief Financial Officer of the Company and DSIT
Walter Czarnecki	39	President and CEO of OmniMetrix

Christopher E. Clouser was appointed to the Board in November 2011 and became Chairman in November 2012. He is also a member of our Audit, Compensation and Nominating Committees and serves on the Board of Managers for OmniMetrix. Mr. Clouser has held senior level positions including: President of Burger King Brands; President and CEO of Preview Travel; CEO of the Minnesota Twins Major League Baseball Club; Senior Vice President & Chief Communications Officer of Northwest Airlines; Corporate Vice President of Public Affairs and Communications of Hallmark Cards; and Senior Vice President and Chief Administrative Officer of Sprint. In addition, he has served on the corporate Boards of Directors of Piper Jaffray Inc., Gibson Guitar/Baldwin Corp., Mall of America, Pepsi Americas, Marquette Bancshares, Delta Beverage and Mesaba Aviation. He is the immediate past chair of the Board and executive committee of the International Tennis Hall of Fame. He serves on the Advisory Boards Fila, Northstar, Mall of America and VML corporations. Prior to his current positions, he was President of the Association of Tennis Professions (ATP), where he also served as Chairman of ATP Properties and Chair of the ATP Foundation.

Key Attributes, Experience and Skills. Mr. Clouser brings to Acorn a wealth of operational and managerial experience culled from decades of service in key roles at major corporations. He has particular skills in marketing and business development, which will enable the Board to better position our companies for customer growth.

Jan H. Loeb has served as our President and CEO since January 28, 2016. He was appointed to our Board in August 2015 pursuant to the terms of our Loan and Security Agreement with Leap Tide Capital Partners III, LLC (the “Leap Tide Loan Agreement”) and is a member of our Nominating Committee. He was also appointed to the Board of our then DSIT subsidiary in August 2015 pursuant to the terms of the Leap Tide Loan Agreement and held that position until the recent sale of our remaining interest in DSIT in February 2018. Mr. Loeb has more than 35 years of money management and investment banking experience. He has been the Managing Member of Leap Tide Capital Management LLC since 2007. From 2005 to 2007, he served as the President of Leap Tide’s predecessor, Leap Tide Capital Management Inc., which was formerly known as AmTrust Capital Management Inc. He served as a Portfolio Manager of Chesapeake Partners from February 2004 to January 2005. From January 2002 to December 2004, he served as Managing Director at Jefferies & Company, Inc. From 1994 to 2001, he served as Managing Director at Dresdner Kleinwort Wasserstein, Inc. (formerly Wasserstein Perella & Co., Inc.). He served as a Lead Director of American Pacific Corporation from July 8, 2013 to February 27, 2014, and also served as its Director from January 1997 to February 27, 2014. He served as an Independent Director of Pernix Therapeutics Holdings Inc. (formerly, Golf Trust of America, Inc.) from 2006 to August 31, 2011. He served as a Director of TAT Technologies, Ltd. from August 2009 to December 21, 2016. He has been a Director of Keweenaw Land Association, Ltd. since December 2016.

Key Attributes, Experience and Skills. Mr. Loeb brings to the Acorn Board significant financial expertise, cultivated over more than 35 years of money management and investment banking experience, together with a background in public company management and audit committee experience.

Mannie L. Jackson was elected to the Board in September 2012 and is a member of our Compensation Committee. Mr. Jackson played professional basketball for a brief time before starting his business career at General Motors, Inc. He later served as President and General Manager of Honeywell’s Telecommunications Business and then as Corporate Executive VP of Worldwide Sales and Marketing before retiring as a Corporate Officer and Senior Vice President in 1993. Mr. Jackson helped found and chaired the Executive Leadership Council which represents the most senior African American corporate executives in Fortune 500 companies and previously served on the Board of Directors of several Fortune 500 companies, including Ashland Inc., Reebok International, Stanley Works, Jostens and True North. Mr. Jackson is currently President of Mannie Jackson Center For the Humanities (MJCH), Chairman of privately held Boxcar Holdings, LLC, and a former owner and Chairman of the Board of the Harlem Globetrotters. He is also former Chairman of the Board of Trustees of the Naismith Basketball Hall of Fame and is a member of the University of Illinois Foundation Board of Directors.

Key Attributes, Experience and Skills. Mr. Jackson brings to the Board deep operational, strategic planning and senior managerial experience; as well as access to a network of domestic and international business relationships.

Edgar S. Woolard Jr. joined the Board in November 2014 and serves as a member of our Audit and Nominating Committees. Mr. Woolard served as chairman and chief executive officer of DuPont from 1989 to 1995 and as chairman until 1997. He remained a director until his retirement from the board effective January 1, 2000. He also served as non-executive chairman of DuPont’s Conoco Inc. subsidiary where he oversaw that company’s IPO in 1998 and initiated its merger with Phillips Petroleum. He has served on the boards of the New York Stock Exchange, Inc., Telex Communications Inc., Apple Computer Inc., Citigroup, Inc., IBM, and Bell Atlantic, Delaware. He is also a former Chairman of the Business Council. He is a member of the National Academy of Engineering and the American Philosophical Society.

Key Attributes, Experience and Skills. Mr. Woolard brings to Acorn a distinguished background of operational and managerial experience at the highest levels of the energy industry, in addition to his outstanding and extensive service record of corporate management and oversight as a member of the boards of several major corporations.

Samuel M. Zentman has been one of our directors since November 2004 and currently serves as Chairman of our Audit Committee and is a member of our Compensation Committee. From 1980 until 2006, Dr. Zentman was the president and chief executive officer of a privately-held textile firm, where he also served as vice president of finance and administration from 1978 to 1980. From 1973 to 1978, Dr. Zentman served in various capacities at American Motors Corporation. He holds a Ph.D. in Complex Analysis. Dr. Zentman serves on the board of Hinson & Hale Medical Technologies, Inc., as well as several national charitable organizations devoted to advancing the quality of education.

Key Attributes, Experience and Skills. Dr. Zentman’s long-time experience as a businessman together with his experience with computer systems and software enables him to bring valuable insights to the Board. Dr. Zentman has a broad, fundamental understanding of the business drivers affecting our Company and also brings leadership and oversight experience to the Board.

Michael Barth has been our Chief Financial Officer and the Chief Financial Officer of DSIT since December 2005. For the six years prior, he served as Deputy Chief Financial Officer and Controller of DSIT. Mr. Barth holds an MBA in Accounting from Bernard M. Baruch College of the City University of New York. He is a Certified Public Accountant in both the U.S. and Israel and has over thirty years of experience in public and private accounting.

Walter Czarnecki serves as President and CEO of OmniMetrix. Mr. Czarnecki has over 15 years of management, strategy and P&L leadership experience building high-growth companies in technology and energy across global markets. Prior to his appointment at OmniMetrix, Walter served as Vice President of Business Development at Acorn, and previously as Director of Corporate Strategy at Ener1, Inc., a maker of lithium-ion energy storage solutions for electric vehicles, grid storage and military applications. There he negotiated and managed Ener1’s joint venture with China’s largest Tier I auto parts supplier, Wanxiang, a $26 billion global conglomerate. Prior to Ener1, Walter spent four years in Beijing, where he led the Energy Technology team for China Renaissance Group, a Chinese investment bank with over $80 billion in transactions. Prior to China Renaissance, Walter established the University of Maryland’s China strategy and increased revenue by $3.6 million. He began his career at Lehman Brothers Investment Banking in New York. Walter holds an MBA in Finance from the Wharton School and an MA in International Studies with a focus on Mandarin and East Asian Studies from the Lauder Institute at the University of Pennsylvania. He is professionally proficient in Mandarin Chinese and graduated Phi Beta Kappa from Bucknell University. In 2015, Walter was named in Wharton’s 40 Under 40 list. Walter serves as President of Technology Executives Roundtable, a leadership forum for Atlanta technology CEOs and CFOs.

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

Compensation Committee

Our executive compensation is administered by the Compensation Committee of the Board of Directors, which was reconstituted in 2017. The members of the Compensation Committee are Christopher E. Clouser, Mannie L. Jackson and Samuel M. Zentman, all of whom have been determined by the Board to be independent in accordance with NASDAQ’s requirement for independent director oversight of executive officer compensation.

Nominating Committee

The Nominating Committee of our Board of Directors, which was reconstituted in 2017, has overall responsibility for identifying, evaluating, recruiting and selecting qualified candidates for election, re-election or appointment to the Board. The Members of the Nominating Committee are Christopher E. Clouser, Jan H. Loeb and Edgar S. Woolard, Jr. The Board of Directors has determined that Messrs. Clouser and Woolard each meet the independence criteria prescribed by NASDAQ governing the qualifications of nominating committee members, and that Mr. Loeb does not.

Our stockholders may recommend potential director candidates by contacting the Secretary of the Company to receive a copy of the procedure to recommend a potential director candidate for consideration by the Nominating Committee, who will evaluate recommendations from stockholders in the same manner that they evaluate recommendations from other sources.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. These persons are also required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Further, we have implemented measures to assure timely filing of Section 16(a) reports by our executive officers and directors. Based solely on our review of such forms or written representations from certain reporting persons, we believe that during 2017 our executive officers and directors complied with the filing requirements of Section 16(a).

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
Jan H. Loeb	2017	204,000	(2)	—		9,282	(3)	—		213,282
President and CEO (1)	2016	200,161	(2)	—		2,886	(4)	—		203,047

Michael Barth	2017	197,726		20,985	(5)	—		30,896	(6)	249,607
CFO and CFO of DSIT	2016	184,364		8,490	(5)	—		28,625	(6)	221,479

Walter Czarnecki	2017	211,667		—		—		—		211,667
CEO and President of OmniMetrix	2016	200,000		—		—		—		200,000

(1)	Mr. Loeb was appointed as President and CEO on January 28, 2016.
(2)	Represents the consulting fee paid for the provision of Mr. Loeb’s services to the Company as President and CEO.
(3)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 35,000 options granted on February 21, 2017 with an exercise price of $0.36. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 2.24% (ii) an expected term of 7.0 years (iii) an assumed volatility of 84% and (iv) no dividends.
(4)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 35,000 warrants granted on March 16, 2016 with an exercise price of $0.13. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 1.79% (ii) an expected term of 7.0 years (iii) an assumed volatility of 78% and (iv) no dividends.
(5)	Consists of a bonus from DSIT.
(6)	Consists of automobile fringe benefits and the gross-up value of income taxes on such benefits.

Executive compensation for 2017. Changes in each named executive officer’s base compensation for 2017, together with the methodology for determining their respective bonuses, if any, are described below. The Boards of Directors of our companies (DSIT and OmniMetrix) determined the compensation of their own executive officers and other employees.

Jan H. Loeb. On January 28, 2016, Jan H. Loeb was appointed President and CEO of the Company, replacing outgoing President and CEO, John A. Moore, who resigned from those positions as of that date. Concurrent with the appointment of Mr. Loeb as President and CEO, the Company entered into a consulting arrangement (the “2016 Consulting Arrangement”) with Leap Tide Capital Management LLC pursuant to which Leap Tide Capital Management LLC received a monthly fee of $17,000 and provided the services of Mr. Loeb to the Company as President and CEO and such other services mutually agreed upon with the Company. Mr. Loeb is not an employee of the Company and did not receive any cash compensation from the Company in connection with his service as President and CEO in 2016. The 2016 Consulting Arrangement expired on January 7, 2017.

On February 21, 2017, the Company entered into a new consulting arrangement effective January 8, 2017 (the “2017 Consulting Arrangement”) between the Company and Mr. Loeb extending its arrangements for compensation of Mr. Loeb for his services as President and CEO of the Company. Pursuant to the 2017 Consulting Arrangement, Mr. Loeb received cash compensation of $17,000 per month. The 2017 Consulting Arrangement expired on January 7, 2018. Mr. Loeb has continued to provide services at the same rate of monthly cash compensation while a new agreement is being negotiated.

Mr. Loeb is the sole owner and manager of Leap Tide Capital Management LLC. Pursuant to the 2016 Consulting Arrangement, on March 16, 2016, the Company issued to Leap Tide Capital Management LLC, for nominal consideration, warrants exercisable for 35,000 shares of the Company’s common stock. The exercise price of the warrants is $0.13 per share. One-fourth of the warrants were immediately exercisable; the remainder became exercisable in equal increments on each of June 16, 2016, September 16, 2016 and December 16, 2016. The warrants expire on the earlier of (a) March 16, 2023 and (b) 18 months from the date Mr. Loeb ceases to be a director, officer, employee or consultant of the Company.

Pursuant to the 2017 Consulting Arrangement, Mr. Loeb received a grant of options to purchase 35,000 shares of Company common stock exercisable at a price of $0.36 per share (the closing price for the common stock on the last trading day preceding the date the new agreement was entered into). These options vest and become exercisable on the same terms as the stock options granted to directors of the Company, with one-fourth immediately exercisable and the remainder becoming exercisable in equal increments on each of April 1, 2017, July 1, 2017 and October 1, 2017. The options will expire on the earlier of January 8, 2024 or 18 months from the date Mr. Loeb ceases to be a director, officer, employee or consultant of Acorn.

Michael Barth. Mr. Barth’s base compensation for 2017 increased by approximately $13,000 due to currency exchange rates and contractual cost of living adjustments. He is due to receive a cash bonus of $20,985 for 2017 in accordance with the terms of his contract whereby he is entitled to a bonus payment equal to 1.50% of DSIT’s net income before income taxes. Mr. Barth received a bonus from DSIT of $8,490 in 2016 and no bonus from Acorn in 2016 or 2017.

Walter Czarnecki. Mr. Czarnecki’s base compensation increased from $200,000 per year in 2016 to $220,000 effective June 1, 2017. He did not receive a bonus in either 2016 or 2017.

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

Jan H. Loeb became our President and Chief Executive Officer on January 28, 2016. Concurrent with the appointment of Mr. Loeb as President and CEO, Acorn entered into a consulting arrangement with Leap Tide Capital Management LLC pursuant to which Leap Tide Capital Management LLC received a monthly fee of $17,000 and provided the services of Mr. Loeb to Acorn as President and CEO and such other services as mutually agreed upon with Acorn. Leap Tide Capital Management LLC also received 35,000 warrants as described above. Mr. Loeb is the sole owner and manager of Leap Tide Capital Management LLC. Mr. Loeb is not an employee of Acorn and did not receive any cash compensation from Acorn in connection with his service as President and CEO in 2016. On February 21, 2017, the Company entered into a new consulting agreement effective January 8, 2017 between the Company and Mr. Loeb (the “2017 Consulting Arrangement”) extending its arrangements for compensation of Mr. Loeb for his services as President and CEO of the Company. Pursuant to the 2017 Consulting Arrangement, Mr. Loeb received cash compensation of $17,000 per month. The 2017 Consulting Arrangement expired on January 7, 2018. Mr. Loeb has continued to provide services at the same rate of monthly cash compensation while a new agreement is being negotiated.

Pursuant to the 2017 Consulting Arrangement, Mr. Loeb also received a grant of options to purchase 35,000 shares of Company common stock exercisable at a price of $0.36 per share (the closing price for the common stock on the last trading day preceding the date the new agreement was entered into). These options vest and become exercisable on the same terms as the stock options granted to directors of the Company, with one-fourth immediately exercisable and the remainder becoming exercisable in equal increments on each of April 1, 2017, July 1, 2017 and October 1, 2017. The options will expire on the earlier of January 8, 2024 or 18 months from the date Mr. Loeb ceases to be a director, officer, employee or consultant of Acorn.

Michael Barth has served as Chief Financial Officer of the Company and Chief Financial Officer of DSIT beginning December 1, 2005. In August 2009, the Board approved new employment terms for Mr. Barth. According to the new employment terms, Mr. Barth was entitled to a salary of $175,000 per annum effective August 1, 2009. One half of Mr. Barth’s salary is fixed in NIS at the November 1, 2007 exchange rate and linked to the Israel CPI and adjusted semi-annually. The cost of Mr. Barth’s total compensation (excluding bonuses) is shared by an arrangement between Acorn (75%) and DSIT (25%). Mr. Barth’s current annual salary following such linkage adjustments is approximately $195,000. Each of Acorn and DSIT separately determine any bonus (if any) to be paid to Mr. Barth. In September 2012, DSIT’s board of directors made Mr. Barth eligible to receive an annual bonus equal to 1.5% of DSIT’s annual consolidated net income before tax, to be calculated and paid as soon as practicable following the end of DSIT’s fiscal year beginning with 2012. For 2016 and 2017, Mr. Barth did not receive any bonus from Acorn. For 2017, Mr. Barth is to receive a bonus of $20,985 based on DSIT’s 2017 performance. For 2016, Mr. Barth received a bonus of $8,490 based on DSIT’s 2016 performance.

Walter Czarnecki. Mr. Czarnecki has served as President and COO of OmniMetrix since March 2014 and as CEO since March 2015. Until June 1, 2017, Mr. Czarnecki had no employment agreement and was employed on an “at-will” basis. Mr. Czarnecki’s annual salary for 2016 and until June 1, 2017 was $200,000. Mr. Czarnecki and OmniMetrix entered into an Employment Agreement on June 19, 2017. The Employment Agreement has a three-year term and provides for a base annual salary of $220,000. Upon the achievement by OmniMetrix and Mr. Czarnecki of certain performance goals established annually by the Board of OmniMetrix, Mr. Czarnecki shall be entitled to increases in his annual salary and an annual bonus. If his employment should be terminated without Cause (as defined in the Employment Agreement), Mr. Czarnecki would be eligible for a severance payment equal to six-months’ base salary at the rate in effect at the time of termination, to be paid in equal installments over a six-month period subject to his continuing fulfillment of his ongoing obligations under the Agreement. Mr. Czarnecki did not receive a bonus for 2016 or 2017.

Outstanding Equity Awards at 2017 Fiscal Year End

The following tables set forth all outstanding equity awards made to each of the Named Executive Officers that were outstanding at December 31, 2017.

OPTIONS TO PURCHASE ACORN ENERGY, INC. STOCK
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Jan H. Loeb	16,666	8,334	(1)	0.20	August 13, 2022
	35,000	—		0.36	January 8, 2024

Michael Barth	25,000	—		7.57	December 13, 2019
	40,000	—		1.68	October 2, 2021

Walter Czarnecki	25,000	—		11.42	May 21, 2019
	10,000	—		7.57	December 13, 2019

(1)	The options vest on August 13, 2018.

WARRANTS TO PURCHASE ACORN ENERGY, INC. STOCK
Name	Number of Securities Underlying Unexercised Warrants (#) Exercisable	Number of Securities Underlying Unexercised Warrants (#) Unexercisable	Warrant Exercise Price ($)	Warrant Expiration Date
Jan H. Loeb	35,000	—	0.13	March 16, 2023

Michael Barth	—	—	—	—

Walter Czarnecki	—	—	—	—

Option and Warrant Exercises

None.

Non-qualified Deferred Compensation

The following table provides information on the executive non-qualified deferred compensation activity for each of our named executive officers for the year ended December 31, 2017.

Named Executive Officer	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)		Aggregate Earnings (Losses) in Last Fiscal Year ($)		Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Jan H. Loeb	$—	$—		$—		$—	$—

Michael Barth	—	41,190	(1)	11,763	(2)	—	482,264	(3)

Walter Czarnecki	—	—		—		—	—

(1)	Represents a contribution to a manager’s insurance policy. Such contributions are made on substantially the same basis as those made on behalf of other Israeli executives.
(2)	Represents the dollar value by which the aggregate balance of the manager’s insurance policy as of December 31, 2017 is more than the sum of (i) the balance of the manager’s insurance policy as of December 31, 2016, and (ii) the employer and employee contributions to the manager’s insurance policy during 2017. (Such amounts are estimated –accurate amounts are currently unavailable)
(3)	Represents the aggregate balance of the manager’s insurance policy as of December 31, 2017 (such amounts are estimated – accurate amounts are currently unavailable). Such amounts may be withdrawn only at retirement, death or upon termination under certain circumstances.

Payments and Benefits Upon Termination or Change in Control

Jan H. Loeb

Under the terms of the consulting agreement with Mr. Loeb, there are no amounts due under any termination scenario.

Michael Barth

Under the terms of the employment arrangement with Mr. Barth, our Chief Financial Officer, we are obligated to make certain payments to fund in part our severance obligations to him. We would be required to pay Mr. Barth an amount equal to 120% of his last month’s salary multiplied by the number of years (including partial years) that Mr. Barth worked DSIT. This severance obligation, which is customary for executives of Israeli companies, would be reduced by the amount contributed to certain Israeli pension and severance funds pursuant to Mr. Barth’s employment arrangement. As of December 31, 2017, the unfunded portion of these payments was $73,237. In addition, the arrangement with Mr. Barth provides for an additional payment equal to six times his last month’s total compensation, payable at the end of his employment.

The following table describes the potential payments and benefits upon termination of employment for Mr. Barth, as if his employment terminated as of December 31, 2017, the last day of our last fiscal year assuming that there is no earned, but unpaid base salary at the time of termination.

	Circumstances of Termination
Payments and benefits	Voluntary resignation		Termination not for cause		Change of control	Death or disability
Compensation:
Base salary	$32,483	(1)	$97,450	(2)	$—	$97,450	(2)
Benefits and perquisites:
Perquisites and other personal benefits	294,307	(3)	367,544	(4)	—	367,544	(4)
Total	$326,790		$464,994		$—	$464,994

(1)	The $32,483 represents a lump sum payment of two months’ salary due to Mr. Barth.
(2)	The $97,450 represents a lump sum payment of 6 months’ salary due to Mr. Barth upon termination without cause or by death or disability.
(3)	Includes $280,040 of severance pay based on the amounts funded in for Mr. Barth’s severance in accordance with Israeli labor law. Also includes accumulated, but unpaid vacation days ($52,841), car benefits ($2,000) and payments for pension and education funds ($7,426) less $48,000 of benefits waived in support of DSIT’s operations in 2007.
(4)	Includes $353,277 of severance pay based in accordance with Israeli labor law calculated based on his last month’s salary multiplied by the number of years (including partial years) that Mr. Barth worked for us multiplied by 120% in accordance with his contract. Of the $353,277 due Mr. Barth, we have funded $280,040 in an insurance fund. Also includes accumulated, but unpaid vacation days ($52,841), car benefits ($2,000) and payments for pension and education funds ($7,426) less $48,000 of benefits waived in support of DSIT’s operations in 2007.

Walter Czarnecki

Under the terms of the employment agreement with Mr. Czarnecki, Chief Executive Officer of our OmniMetrix subsidiary, we are obligated to make certain payments to him upon the termination of his employment.

The following table describes the potential payments and benefits upon termination of employment for Mr. Czarnecki, as if his employment terminated as of December 31, 2017, the last day of our last fiscal year assuming that there is no earned, but unpaid base salary at the time of termination.

	Circumstances of Termination
Payments and benefits	Voluntary resignation	Termination not for cause		Change of control	Death or disability
Compensation:
Base salary	$—	$110,000	(1)	$—	$—
Benefits and perquisites:
Perquisites and other personal benefits	—	—		—	—
Total	$—	$110,000		$—	$—

(1)	Represents a payment of six months’ salary due payable in equal installments over a six-month period to Mr. Czarnecki.

Compensation of Directors

Compensation of Directors in 2017 and 2018

In January 2016, the Board of Directors of the Company adopted a revised compensation policy for its non-employee Directors, which provides for reduced cash and equity compensation. The Board reviews non-employee director compensation on an annual basis. Our compensation policy for non-employee Directors for 2017 and 2018 is as follows:

The non-executive Chairman receives an annual retainer of $35,000, plus an annual grant on January 1 of an option to purchase 25,000 shares of Company Common Stock. The Company also pays $22,200 per annum for an administrative assistant in connection with the non-executive Chairman’s duties.

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

The chair of the Audit Committee receives an additional annual retainer of $10,000; each Audit Committee member other than the chair receives an additional annual retainer of $2,000.

Each Director may, in his or her discretion, elect by written notice delivered on or before the first day of each calendar year whether to receive, in lieu of some or all of his or her retainer and board fees, that number of shares of Company Common Stock as shall have a value equal to the applicable retainer and board fees, based on the closing price of the Company’s Common Stock on its then-current trading platform or exchange on the last trading day immediately preceding the first day of the applicable year. Once made, the election shall be irrevocable for such election year and the shares subject to the election shall vest and be issued one-fourth upon the first day of the election year and one-fourth as of the first day of each of the second through fourth calendar quarters thereafter during the remainder of the election year. A newly-elected or appointed Director may, in his or her discretion, make such an election for the balance of the year in which he or she was elected/appointed by written notice delivered on or before the tenth day after his or her election/appointment to the Board, with the number of shares of Company Common Stock subject to such newly elected/appointed Director’s election to be based on closing price of the Company’s Common Stock on its then-current trading platform or exchange on the last trading day immediately preceding the day of such newly elected/appointed Director’s election/appointment. For the 2017 calendar year, Messrs. Woolard and Jackson elected to receive Common Stock in lieu of retainer and board fees. For the 2018 calendar year, Mr. Woolard elected to receive Common Stock in lieu of retainer and board fees.

The following table sets forth information concerning the compensation earned for service on our Board of Directors during the fiscal year ended December 31, 2017 by each individual (other than Mr. Loeb who was not separately compensated for his Board service) who served as a director at any time during the fiscal year.

DIRECTOR COMPENSATION IN 2017

Name	Fees Earned or Paid in Cash ($)		Option Awards ($) (1)	All Other Compensation ($)		Total ($)
Christopher E. Clouser	37,000	(2)	3,284	—		40,284
Mannie L. Jackson	—		1,314	15,000	(3)	16,314
Edgar S. Woolard Jr.	—		1,314	17,000	(4)	18,314
Samuel M. Zentman	25,000	(5)	1,314	—		26,314

(1)	On January 1, 2017, Mannie L. Jackson, Edgar S. Woolard Jr. and Samuel M. Zentman were each granted 10,000 options to acquire stock in the Company. The options have an exercise price of $0.18 and expire on January 1, 2024. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 2.25% (ii) an expected term of 6.7 years (iii) an assumed volatility of 82% and (iv) no dividends. On January 1, 2017, Christopher E. Clouser was also granted 25,000 options to acquire stock in the Company. The options have an exercise price of $0.18 and expire on January 1, 2024. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 2.25% (ii) an expected term of 6.7 years (iii) an assumed volatility of 82% and (iv) no dividends. All options awarded to directors in 2017 remained outstanding at fiscal year-end. As of December 31, 2017, the number of stock options held by each of the above persons was: Christopher E. Clouser, 294,477; Mannie L. Jackson, 203,933; Edgar S. Woolard Jr., 185,187; and Samuel M. Zentman, 130,424.
(2)	Includes an annual retainer of $35,000 as non-executive Chairman of the Company and $2,000 received for services rendered as a member of the Audit Committee.
(3)	Represents the annual retainer of $15,000 as a non-employee director. Such amount was paid with 83,333 shares of Company Common Stock.
(4)	Represents the annual retainer of $15,000 as a non-employee director and $2,000 received for services rendered as a member of the Audit Committee. Such amounts were paid with 94,444 shares of Company Common Stock.
(5)	Represents the annual retainer of $15,000 as a non-employee director and $10,000 received for services rendered as Chairman of the Audit Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and the notes thereto set forth information, as of March 16, 2018 (except as otherwise set forth herein), concerning beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of common stock by (i) each director of the Company, (ii) each executive officer (iii) all executive officers and directors as a group, and (iv) each holder of 5% or more of the Company’s outstanding shares of common stock.

Name and Address of Beneficial Owner (1) (2)	Number of Shares of common stock Beneficially Owned (2)		Percentage of common stock Outstanding (2)
Jan H. Loeb	1,143,146	(3)	3.9%
Mannie L. Jackson	935,953	(4)	3.1%
Samuel M. Zentman	196,869	(5)	*
Christopher E. Clouser	600,477	(6)	2.0%
Edgar S. Woolard, Jr.	950,588	(7)	3.2%
Michael Barth	159,306	(8)	*
Walter Czarnecki	35,000	(9)	*
All executive officers and directors of the Company as a group (7 people)	4,021,339	(10)	13.2%

* Less than 1%

(1)	Unless otherwise indicated, the address for each of the beneficial owners listed in the table is in care of the Company, 3844 Kennett Pike, Wilmington, Delaware 19807.

(2)	Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of a given date which such person has the right to acquire within 60 days after such date. Percentage information is based on the 29,518,830 shares outstanding as of March 16, 2018.

(3)	Consists of 1,056,480 shares held by Mr. Loeb, 51,666 shares underlying currently exercisable options and 35,000 currently exercisable warrants held by Leap Tide Capital Management LLC. Mr. Loeb is the sole manager of each of Leap Tide Capital Partners III, LLC and Leap Tide Capital Management LLC, with sole voting and dispositive power over the securities held by each entity. Mr. Loeb disclaims beneficial ownership of the securities except to the extent of his pecuniary interest therein.

(4)	Consists of 727,020 shares (88,100 of which are held in a trust) and 208,933 shares underlying currently exercisable options.

(5)	Consists of 61,445 shares and 135,424 shares underlying currently exercisable options.

(6)	Consists of 293,500 shares (77,862 of which are held in a trust) and 306,977 shares underlying currently exercisable options.

(7)	Consists of 766,923 currently outstanding shares, 18,478 shares to be issued as of April 1, 2018 and 165,187 shares underlying currently exercisable options. Mr. Woolard also owns 2,000 shares of Series A Preferred Stock of OMX Holdings Inc. representing a 20% interest in OMX Holdings Inc.

(8)	Consists of 94,306 shares and 65,000 shares underlying currently exercisable options. Mr. Barth also owns 36,731 shares of DSIT representing approximately 1.7% of DSIT’s shares.

(9)	Consists solely of currently exercisable options.

(10)	Consists of 2,999,678 shares, 18,478 shares to be issued as of April 1, 2018, 968,187 shares underlying currently exercisable options and 35,000 shares underlying currently exercisable warrants.

EQUITY COMPENSATION PLAN INFORMATION

The table below provides certain information concerning our equity compensation plans as of December 31, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	1,199,610	$3.17	1,570,030
Equity Compensation Plans Not Approved by Security Holders	2,856,302	$1.72	—
Total	4,055,912	$2.15	1,570,030

The grants made under our equity compensation plans not approved by security holders includes 200,000 options which were granted under our 2006 Stock Incentive Plan during the period from the adoption of such plan in January 2007 and the date of the approval of such plan by stockholders in November 2008, and 1,879 options granted in 2015 under our 2006 Stock Option Plan for Non-Employee Directors but in excess of the maximum number of options available for grant under such plan as approved by stockholders. These grants were made to directors and officers at exercise prices equal to the fair market value on the date of the grant. The options generally vest over a three year period and expire five to ten years from the date of the grant. The grants made under our equity compensation plans not approved by security holders also includes 2,654,423 warrants issued as compensation to underwriters for services provided in connection capital raise transactions.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions With Related Persons

Loans from Directors

Loans from Directors in 2016

In January 2016, Acorn borrowed a total of $300,000 from two of its directors ($200,000 from Edgar S. Woolard, Jr., and $100,000 from an LLC owned by Mannie L. Jackson) under promissory notes which were to mature three days following the receipt of proceeds from the closing of a transaction for the initial sale of a portion of Acorn’s interests in DSIT. In March 2016, Acorn borrowed, on similar terms, an additional $75,000 from its Chairman, Christopher E. Clouser. Upon maturity, Acorn was to pay to each director a single payment equal to 115% of the amounts borrowed under the promissory notes. Mr. Clouser agreed to lend the Company up to an additional $75,000 upon request by the Company under similar terms.

On April 29, 2016, following the receipt of the net proceeds from the initial DSIT transaction, the Company repaid in full $275,000 ($200,000 from Mr. Woolard and $75,000 from Mr. Clouser), the principal amount of the promissory notes, plus interest equal to 15% ($30,000 and $11,250, respectively) of the amounts borrowed under the promissory notes. In addition, the LLC owned by Mannie L. Jackson, elected to convert the $100,000 of principal and the $15,000 of interest due into Common Stock of the Company. In accordance with the terms of the promissory note, the director received 465,587 shares of Common Stock of the Company.

Loans from Directors in 2017

On February 16, 2017, Acorn secured commitments for $1.9 million in funding in the form of loans from members of its Board of Directors, including $900,000 immediately funded. The $900,000 of initially funded loans accrued interest at the rate of 12.5% (payable at maturity) and was to mature at the earlier of April 30, 2018 or the receipt of proceeds from the sale of the Company’s 41.2% remaining ownership in DSIT (see below).

In addition to the $900,000 initially funded, one of Acorn’s directors agreed to loan up to an additional $1.0 million to the Company on or after July 7, 2017 on substantially identical terms as the February 2017 director loans. In the third quarter of 2017, the Company received $400,000 from the director on the aforementioned $1.0 million commitment. The $400,000 loan received in the third quarter of 2017 was to mature at the earlier of April 30, 2018 or the receipt of proceeds from the sale of the Company’s 41.2% ownership in DSIT (see below) and accrued interest at the rate of 8.0% per annum, payable at maturity.

During the year ended December 31, 2017, the Company accrued $107,000 of interest with respect to the 2017 director loans.

Following the closing of the 2018 DSIT Transaction (See Recent Developments), Acorn paid off the $1.3 million of principal of outstanding loans 2017 director and the accrued interest of $128,000 thereon (which includes 2018 interest).

OmniMetrix

On October 16, 2015, Edgar S. Woolard, Jr. one of Acorn’s directors acquired a 10% interest in Acorn’s OmniMetrix Holdings, Inc. subsidiary (“Holdings”) for $500,000 through the purchase of preferred stock. Holdings is the holder of 100% of the membership interests OmniMetrix, LLC. In the transaction, Mr. Woolard acquired 1,000 shares of Series A Preferred Stock (the “OmniMetrix Preferred Stock”) of Holdings. Subsequently, on November 23, 2015, Mr. Woolard acquired an additional 1,000 shares of OmniMetrix Preferred Stock for an additional $500,000 and currently owns a 20% interest in Holdings.

A dividend of 10% per annum accrues on the OmniMetrix Preferred Stock. The dividend was payable on the first anniversary of the funding of the investment and quarterly thereafter for so long as the OmniMetrix Preferred Stock is outstanding and has not been converted to Common Stock. The dividend is payable in cash or the form of additional shares of OmniMetrix Preferred Stock at the election of the holder. Through December 31, 2016, a dividend payable of $115,000 was recorded with respect to the OmniMetrix Preferred Stock. On December 31, 2016, Mr. Woolard agreed to treat the $115,000 of accrued dividends (and to treat future accrued dividends) as a loan to OmniMetrix which bears interest at 8% per year. All amounts due (principal and interest) are due the later of April 30, 2018 or 90 days following the advance of a new loan (quarterly dividend accrual). In December 2016, Mr. Woolard provided OmniMetrix with a $50,000 loan under the same terms as the abovementioned accrued dividends. On December 31, 2017, OmniMetrix owed Mr. Woolard $283,000 comprised of $215,000 of accrued dividends, $50,000 of loans and $18,000 of accrued interest.

The OmniMetrix Preferred Stock may convert at the option of the holder on a one-for-one basis into Common Stock, subject to appropriate adjustments for corporate reorganizations, mergers, stock splits, etc. The OmniMetrix Preferred Stock has full ratchet anti-dilution protection and will not be diluted by any issuances below a pre-money equity valuation of $5.5 million for OmniMetrix.

Director Independence

Applying the definition of independence provided under the NASDAQ rules, the Board has determined that with the exception of Jan H. Loeb, all of the members of the Board of Directors are independent. The Board has also determined that all of the members of the Audit Committee, the Compensation Committee and, with the exception of Mr. Loeb, the Nominating Committee are independent under the NASDAQ independence standards for such committees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Accounting Fees

Friedman LLP

The following table summarized the fees billed to Acorn for professional services rendered by Friedman LLP for the years ended December 31, 2017 and 2016.

	2017	2016
Audit Fees	$135,000	$160,000
Audit - Related Fees	7,000	15,000
Total	$142,000	$175,000

Audit Fees were for professional services rendered for the audits of the consolidated financial statements of the Company, assistance with review of documents filed with the SEC, consents, and other assistance required to be performed by our independent accountants.

Audit-Related Fees were for travel costs and administrative fees associated with our audit.

Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of the auditor. The Audit Committee pre-approved all audit and non-audit services rendered by our principal accountant in 2017 and 2016.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial Statements of the Registrant

The consolidated financial statements of the Registrant and the report thereon of the Registrant’s Independent Registered Public Accounting Firms are included in this Annual Report beginning on page F-1.

(a)(3) List of Exhibits

No.

3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

3.2	By laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S 1 (File No. 33 44027) (the “1992 Registration Statement”)).

3.3	Amendments to the By Laws of the Registrant adopted December 27, 1994 (incorporated herein by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K dated January 10, 1995).

4.1	Specimen certificate for the common stock (incorporated herein by reference to Exhibit 4.2 to the 1992 Registration Statement).

4.2	Form of Representative Warrant (incorporated herein by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed October 15, 2013)

4.3	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed December 20, 2010).

4.4	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.01 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

4.5	Form of Investor Warrant (incorporated herein by reference to Exhibit 4.02 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

4.6	Registration Rights Agreement, dated as of October 31, 2014 (incorporated herein by reference to Exhibit 4.03 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

4.7	Amended and Restated Articles of Incorporation of OMX Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016)

4.8	Promissory Note, dated January 14, 2016, of Acorn Energy, Inc., in favor of Edgar S. Woolard (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

4.9	Promissory Note, dated January 15, 2016, of Acorn Energy, Inc., in favor of Visionary Enhancement, LLC (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

4.10	Form of Warrant, dated as of March 16, 2016, of Acorn Energy, Inc., issued to Leap Tide Capital Management LLC (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

4.11	Promissory Note, dated March 28, 2016, of Acorn Energy, Inc., in favor of Christopher Clouser (incorporated herein by reference to Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

4.12	Promissory Note Amendment, dated March 28, 2016, to Promissory Note dated January 14, 2016, of Acorn Energy, Inc., in favor of Edgar S. Woolard (incorporated herein by reference to Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

4.13	Promissory Note Amendment, dated March 28, 2016, to Promissory Note dated January 15, 2016, of Acorn Energy, Inc., in favor of Visionary Enhancement, LLC (incorporated herein by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.1	Acorn Energy, Inc. 2006 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to the appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A filed July 26, 2012, and the Registrant’s Additional Definitive Proxy Soliciting Materials on Schedule 14A filed August 28, 2012).*

10.2	Acorn Energy, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to the appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A filed July 26, 2012, and the Registrant’s Additional Definitive Proxy Soliciting Materials on Schedule 14A filed August 28, 2012).*

10.3*	Forms of Option Award Certificate and Option Award Agreement under the Registrant’s Amended and Restated 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.52 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.4*	Forms of Option Award Certificate and Option Award Agreement under the Registrant’s Amended and Restated 2006 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.53 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.5	Amended and Restated Investors Rights Agreement by and among the Registrant, US Sensor Systems Inc. and other parties named therein dated as of February 23, 2010 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.6*	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual report on Form 10-K for the year ended December 31, 2011).

10.7*	2012 Stock Plan for US Seismic Systems, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.8*	Form of US Seismic Systems, Inc. 2012 Stock Plan Notice of Incentive Stock Option Grant (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.9*	Form of US Seismic Systems, Inc. 2012 Stock Plan Notice of Non-Statutory Stock Option Grant (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.10	Amended and Restated Stockholders’ Agreement by and among US Seismic Systems, Inc., Registrant and the other parties named therein dated March 19, 2012 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.11*	Employment Agreement, dated as of December 13, 2012, by and between Acorn Energy, Inc. and John A. Moore (incorporated herein by reference to Exhibit 10.68 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.12*	GridSense Employee Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.13*	Form of award for GridSense Employee Incentive Plan (incorporated herein by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.14*	GridSense Employment Agreement with Joseph Musanti (incorporated herein by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.15*	Secondment of Joseph Musanti to US Seismic Systems, Inc. (incorporated herein by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.16*	Amendment to Employment Agreement - Benny Sela (amendment to Hebrew-language original summarized under Item 11 in this Annual Report) (incorporated herein by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.17*	2006 DSIT Key Employee Option plan - As Amended (incorporated herein by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.18*	Form of Stock Option Agreement to employees under the DSIT 2006 Key Employee Share Option Plan (incorporated herein by reference to Exhibit 10.6 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.19*	Amendment to Employment Agreement between the Registrant and John A. Moore, effective as of November 11, 2013 (incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual report on Form 10-K for the year ended December 31, 2013).

10.20*	Amendment to Employment Agreement between DSIT Solutions Ltd. and Michael Barth, effective as of November 11, 2013 (amendment to Hebrew-language original summarized under Item 11 in this Annual Report) (incorporated herein by reference to Exhibit 10.35 to the Registrant’s Annual report on Form 10-K for the year ended December 31, 2013).

10.21*	Amendment to Employment Agreement - Michael Barth (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 3014).

10.22	Placement Agent Agreement, dated as of October 30, 2014 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

10.23	Form of Lockup Agreement (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

10.24	Securities Purchase Agreement, dated as of October 31, 2014 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

10.25	Loan and Security Agreement by and between Square 1 Bank and GridSense Inc. dated as of November 2, 2012 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.26	First Amendment to Loan and Security Agreement by and between Square 1 Bank and GridSense Inc. dated as of February 26, 2013 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.27	Second Amendment to Loan and Security Agreement by and between Square 1 Bank and GridSense Inc. dated as of August 13, 2013 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.28	Subordination Agreement by and between the Registrant and Square 1 Bank dated as of August 13, 2013 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.29	Third Amendment to Loan and Security Agreement by and between Square 1 Bank and GridSense Inc. dated as of November 8, 2013 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.30	Fourth Amendment to Loan and Security Agreement by and between Square 1 Bank and GridSense Inc. dated as of December 30, 2013 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.31	Unconditional Guaranty of the Registrant in favor of Square 1 Bank dated as of December 30, 2013 (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.32	Fifth Amendment to Loan and Security Agreement by and between Square 1 Bank and GridSense Inc. dated as of June 30, 2014 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.33	Sixth Amendment to Loan and Security Agreement by and between Square 1 Bank and GridSense Inc. dated as of July 16, 2014 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.34	Financing Agreement by and between GridSense Inc. and Square 1 Bank dated as of July 16, 2014 (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.35	Seventh Amendment to Loan and Security Agreement by and between Square 1 Bank and GridSense Inc. dated as of April 23, 2015 (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.36	Amendment to and Affirmation of Unconditional Guaranty of the Registrant in favor of Square 1 Bank dated as of April 23, 2015 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.37	Affirmation of Subordination Agreement by and between the Registrant and Square 1 Bank dated as of April 23, 2015 (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.38	Pledge and Security Agreement by and between the Registrant and Square 1 Bank dated as of April 23, 2015 (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.39	Letter Agreement by and among Square 1 Bank, the Registrant and GridSense Inc. dated as of April 30, 2015 (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.40	Loan and Security Agreement, dated as of August 13, 2015, by and between the Registrant, GridSense Inc., OMX Holdings Inc., OmniMetrix, LLC, Leap Tide Capital Partners III, LLC and the Guarantors as defined therein (incorporated herein by reference to Exhibit 10.1 to Amendment No.1 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on February 3, 2016).

10.41	Intellectual Property Security Agreement, dated as of August 13, 2015, by and between the Registrant, GridSense Inc., OmniMetrix, LLC, and Leap Tide Capital Partners III, LLC (incorporated herein by reference to Exhibit 10.2 to Amendment No.1 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on February 3, 2016).

10.42	Series A Preferred Stock Subscription Agreement, dated as of November 23, 2015, between OMX Holdings, Inc., and Edgar Woolard (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.43*	Consulting Agreement, dated as of January 8, 2016, by and between Acorn Energy, Inc. and Leap Tide Capital Management LLC (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.44	Share Purchase Agreement, dated as of January 28, 2016, between DSIT Solutions Ltd., Rafael Advanced Defense Systems Ltd., the sellers named therein and Michael Barth as Shareholders Representative (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.45*	Separation Agreement between John A. Moore and Acorn Energy, Inc., dated as of January 28, 2016 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.46	Letter Agreement, dated as of March 28, 2016, between Acorn Energy, Inc. and Christopher Clouser (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.47	Shareholders Agreement, dated as of April 21, 2016, by and among DSIT Solutions Ltd. and the Shareholders named therein (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.48	Letter Agreement, dated as of April 21, 2016, between Acorn Energy, Inc. and certain shareholders of DSIT Solutions Ltd. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.49	Asset Purchase Agreement, dated as of July 11, 2016, between Acorn Energy, Inc., GridSense, Inc. and Franklin Fueling Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.50*	Consulting Agreement dated as of January 8, 2017, by and between Acorn Energy, Inc. and Jan H. Loeb (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.51	Promissory Note of Acorn Energy, Inc., dated February 15, 2017, in favor of Christopher E. Clouser (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.52	Promissory Note of Acorn Energy, Inc., dated February 15, 2017, in favor of Edgar Woolard (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.53	Promissory Note of Acorn Energy, Inc., dated February 15, 2017, in favor of Samuel M. Zentman (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.54*	Employment Agreement dated as of June 19, 2017, by and between OmniMetrix LLC and Walter Czarnecki (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

10.55	Promissory Note of Acorn Energy, Inc., dated August 30, 2017, in favor of Edgar Woolard (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.56	Promissory Note of Acorn Energy, Inc., dated September 14, 2017, in favor of Edgar Woolard (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

#21.1	List of subsidiaries.

#23.1	Consent of Friedman LLP.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-K for the year ended December 31, 2017, filed on March 26, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wilmington, State of Delaware, on March 26, 2018.

ACORN ENERGY, INC.

By:	/s/ Jan H. Loeb
Jan H. Loeb
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jan H. Loeb	President; Chief Executive Officer; and	March 26, 2018
Jan H. Loeb	Director (Principal Executive Officer)

/s/ Michael Barth	Chief Financial Officer (Principal Financial Officer and	March 26, 2018
Michael Barth	Principal Accounting Officer)

/s/ Christopher E. Clouser	Director and Chairman of the Board	March 26, 2018
Christopher E. Clouser

/s/ Mannie L. Jackson	Director	March 26, 2018
Mannie L. Jackson

/s/ Edgar S. Woolard Jr.	Director	March 26, 2018
Edgar S. Woolard Jr.

/s/ Samuel M. Zentman	Director	March 26, 2018
Samuel M. Zentman

ACORN ENERGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Acorn Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acorn Energy, Inc. and its subsidiaries (the “Company”) as of December 31, 2017, and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016 the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2010.

Marlton, New Jersey

March 26, 2018

ACORN ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$481	$222
Escrow deposit	—	579
Accounts receivable, net	1,103	1,005
Inventory, net	229	202
Other current assets	1,090	932
Investment in DSIT	5,800	5,658
Current assets – discontinued operations	—	119
Total current assets	8,703	8,717
Property and equipment, net	139	214
Other assets	380	309
Total assets	$9,222	$9,240

LIABILITIES AND EQUITY
Current liabilities:
Short-term bank credit	$313	$376
Accounts payable	489	708
Accrued payroll, payroll taxes and social benefits	—	327
Deferred revenue	2,753	2,149
Due to Acorn directors	1,690	—
Due to DSIT	1,624	—
Other current liabilities	651	629
Current liabilities – discontinued operations	—	997
Total current liabilities	7,520	5,186
Long-term liabilities:
Deferred revenue	811	629
Other long-term liabilities	139	202
Due to Acorn director	—	165
Due to DSIT	—	1,171
Total long-term liabilities	950	2,167
Commitments and contingencies (Note 14)
Equity:
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share:
Authorized – 42,000,000 shares; Issued – 30,302,271 and 30,124,494 shares at December 31, 2017 and 2016, respectively	303	301
Additional paid-in capital	99,819	99,767
Warrants	1,600	1,600
Accumulated deficit	(98,215)	(97,046)
Treasury stock, at cost – 801,920 shares at December 31, 2017 and 2016	(3,036)	(3,036)
Accumulated other comprehensive loss	—	(254)
Total Acorn Energy, Inc. shareholders’ equity	471	1,332
Non-controlling interests	281	555
Total equity	752	1,887
Total liabilities and equity	$9,222	$9,240

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT NET LOSS PER SHARE DATA)

	Year ended December 31,
	2017	2016

Revenue	$4,350	$8,659
Cost of sales	1,903	5,134
Gross profit	2,447	3,525
Operating expenses:
Research and development expenses, net	518	927
Selling, general and administrative expenses	3,840	5,651
Total operating expenses	4,358	6,578
Operating loss	(1,911)	(3,053)
Finance expense, net	(231)	(572)
Gain on sale of interest in DSIT, net of transaction costs	—	3,543
Loss before income taxes	(2,142)	(82)
Income tax expense	(41)	(19)
Net loss after income taxes	(2,183)	(101)
Share of income in DSIT	450	268
Impairment of investment in DSIT	(308)	—
Income (loss) before discontinued operations	(2,041)	167
Income (loss) from discontinued operations, net of income taxes	698	(286)
Net loss	(1,343)	(119)
Non-controlling interest share of loss – continuing operations	174	264
Net income (loss) attributable to Acorn Energy, Inc. shareholders.	$(1,169)	$145

Basic and diluted net income (loss) per share attributable to Acorn Energy, Inc. shareholders:
From continuing operations	$(0.06)	$0.02
From discontinued operations	0.02	(0.01)
Net income (loss) per share attributable to Acorn Energy, Inc. shareholders	$(0.04)	$0.01
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic	29,423	28,488

Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders –diluted	29,423	28,531

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

	Year ended December 31,
	2017	2016

Net income (loss) attributable to Acorn Energy, Inc. shareholders	$(1,169)	$145
Other comprehensive income:
Foreign currency translation adjustments	—	6
Comprehensive income (loss)	(1,169)	151
Other comprehensive income attributable to non-controlling interests	—	2
Comprehensive income (loss) attributable to Acorn Energy, Inc. shareholders	$(1,169)	$153

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(IN THOUSANDS)

	Acorn Energy, Inc. Shareholders
	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Acorn Energy, Inc. Shareholders’ Equity	Non- controlling interests	Total Equity
Balances as of December 31, 2015	28,128	$281	$98,977	$1,597	$(97,191)	$(3,036)	$(262)	$366	$1,292	$1,658
Net income (loss)	—	—	—	—	145	—	—	145	(264)	(119)
Differences from translation of subsidiaries’ financial statements	—	—	—	—	—	—	8	8	(2)	6
Conversion of loan to Common Stock (see Note 18(b))	466	5	110	—	—	—	—	115	—	115
Shares issued in connection with loan from Leap Tide (see Note 5)	1,531	15	352	—	—	—	—	367	—	367
Deconsolidation of DSIT (see Note 3)	—	—	242	—	—	—	—	242	(371)	(129)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(100)	(100)
Warrants issued	—	—	(3)	3	—	—	—	—	—	—
Stock option compensation	—	—	89	—	—	—	—	89	—	89
Balances as of December 31, 2016	30,125	301	99,767	1,600	(97,046)	(3,036)	(254)	1,332	555	1,887
Net loss	—	—	—	—	(1,169)	—	—	(1,169)	(174)	(1,343)
Deconsolidation of GridSense (see Note 4)	—	—	—	—	—	—	254	254	—	254
Shares issued in lieu of director fees (see Note 18(a))	177	2	30	—	—	—	—	32	—	32
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(100)	(100)
Stock option compensation	—	—	22	—	—	—	—	22	—	22
Balances as of December 31, 2017	30,302	$303	$99,819	$1,600	$(98,215)	$(3,036)	$—	$471	$281	$752

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	2017	2016
Cash flows used in operating activities:
Net loss	$(1,343)	$(119)
Adjustments to reconcile net loss to net cash used in operating activities (see Schedule A)	(289)	(3,444)
Net cash used in operating activities – continuing operations	(1,632)	(3,563)
Net cash used in operating activities – discontinued operations	(44)	(956)
Net cash used in operating activities	(1,676)	(4,519)

Cash flows provided by (used in) investing activities:
Acquisitions of property and equipment	—	(33)
Restricted deposits	—	(75)
Release of restricted deposits	—	868
Proceeds from the sale of interests in DSIT, net of transaction costs and cash divested	—	3,947
Escrow deposits	—	(579)
Release of escrow deposits	579	100
Amounts funded for severance assets	—	(69)
Net cash provided by investing activities – continuing operations	579	4,159
Net cash provided by investing activities – discontinued operations	100	900
Net cash provided by investing activities	679	5,059
Cash flows provided by (used in) financing activities:
Short-term bank credit, net	(63)	1,156
Repayment of Leap Tide loan	—	(2,000)
Proceeds from director loans	1,300	425
Repayment of director loans	—	(275)
Proceeds from the exercise of DSIT options	—	391
Repayments of long-term debt	—	(43)
Net cash provided by (used in) financing activities – continuing operations	1,237	(346)
Net cash used in financing activities – discontinued operations	—	(138)
Net cash provided by (used in) financing activities	1,237	(484)

Effect of exchange rate changes on cash and cash equivalents – continuing operations	—	(5)
Effect of exchange rate changes on cash and cash equivalents – discontinued operations	—	18

Net increase in cash and cash equivalents	240	69
Cash and cash equivalents at beginning of year – discontinued operations	19	48
Cash and cash equivalents at beginning of year – continuing operations	222	124
Cash and cash equivalents at end of year – discontinued operations	—	19
Cash and cash equivalents at end of year – continuing operations	$481	$222

Supplemental cash flow information:
Cash paid during the year for:
Interest	$72	$323
Income taxes	$42	$270

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	2017	2016
A. Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income (loss) from discontinued operations	$(698)	$286
Depreciation and amortization	75	146
Accretion of Leap Tide discount	—	100
Common stock issued for Leap Tide interest accrued	—	281
Conversion to common stock of interest due to director	—	15
Gain on sale of interests in DSIT, net of income taxes and transaction costs	—	(3,543)
Share of income in DSIT	(450)	(268)
Impairment of investment in DSIT	308	—
Change in deferred taxes	—	18
Inventory write-down	—	9
Increase in liability for accrued severance	—	67
Stock-based compensation	22	89
Other	—	35
Changes in operating assets and liabilities:
Increase in accounts receivable	(98)	(218)
Increase in unbilled revenue	—	(949)
Increase in inventory	(27)	(2)
Increase in other current assets and other assets	(229)	(170)
Increase (decrease) in deferred revenue	786	(863)
Increase in accounts payable, accrued payroll, payroll taxes and social benefits, other current and non-current liabilities and balances due to Acorn directors and DSIT	22	1,087
	$(289)	$(3,444)
B. Non-cash investing and financing activities:
Adjustment of paid-in-capital and non-controlling interest from the deconsolidation of DSIT	$—	$242
Conversion of director loan and interest to common stock	$—	$115
Investment in DSIT from deconsolidation	$—	$5,390
Accrued preferred dividends to outside investor in OmniMetrix subsequently converted to long-term loan	$100	$100

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1—NATURE OF OPERATIONS

(a) Description of Business

Acorn Energy, Inc. (“Acorn” or “the Company”) is a Delaware corporation which is holding company focused on technology-driven solutions for energy infrastructure asset management. Following the sale of its remaining interests in DSIT Solutions Ltd. (“DSIT”) in February 2018 (the 2018 DSIT Transaction) (see below and Note 21 – Subsequent Events), the Company provides the following services and products through its OmniMetrixTM, LLC (“OmniMetrix”) subsidiary:

●	Power Generation (“PG”) monitoring. OmniMetrix’s PG activities provide wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications.

●	Cathodic Protection (“CP”) monitoring. OmniMetrix’s CP activities provide for remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies.

On April 21, 2016, the Company closed on a transaction for the sale of a portion of its interests in DSIT Solutions, Ltd. (the “2016 DSIT Transaction” - see Note 3). As a result of the transaction, the Company’s holdings in DSIT were reduced from 78.7% (on a fully diluted basis) to 41.2% and, subsequent to the 2016 DSIT Transaction, the Company had limited representation on the DSIT Board of directors. Accordingly, following the sale, the Company no longer consolidates the assets, liabilities or results of DSIT. Operating results for DSIT through April 21, 2016 are consolidated in continuing operations while the Company’s share of DSIT’s results for the period from April 22, 2016 to December 31, 2016 are included in the Company’s Consolidated Statements of Operations in the line “Share of income in DSIT” under the equity method of accounting.

On January 18, 2018, the Company entered into a Share Purchase Agreement for the sale of its remaining interest in DSIT to an Israeli investor group. Following the closing of the transaction on February 14, 2018, the Company will no longer report DSIT’s results on the equity method. See Note 21 – Subsequent Events.

The Company’s operations are based in the United States and in Israel through its investment in DSIT until the closing of the 2018 DSIT Transaction. Acorn’s shares are traded on the OTCQB marketplace under the symbol ACFN.

See Note 19 for segment information and major customers.

(b) Liquidity

As of December 31, 2017, the Company had approximately $450 of corporate cash and cash equivalents. In February 2018, the Company sold its remaining interest in DSIT for $5,800 (see Note 20 – Subsequent Events) and received cash proceeds of approximately $4,200 (net of $1,600 of the balance due to DSIT which was assigned to the purchasers) which was used to pay transaction costs, withholding taxes, repay director loans and accrued interest and other liabilities. As of March 16, 2018, the Company had corporate cash of approximately $2,367. Such cash plus the cash generated from operations and borrowing from the OmniMetrix Loan and Security Agreement, will provide sufficient liquidity to finance the operating activities of Acorn and OmniMetrix at their current level of operations for the foreseeable future and for the twelve months from the issuance of these financial statements in particular.

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

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to uncertainties with respect to income taxes, inventories, account receivable allowances, contingencies and analyses of the possible impairments.

(e) Amounts in the footnotes in the Financial Statements

All dollar amounts in the footnotes of the consolidated financial statements are in thousands except for per share data.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. In these consolidated financial statements, “subsidiaries” are companies that are over 50% controlled, the accounts of which are consolidated with those of the Company. Significant intercompany transactions and balances are eliminated in consolidation; profits from intercompany sales, are also eliminated; non-controlling interests are included in equity. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity’s operating and financial decisions, the Company applies the equity method of accounting in which it records in earnings its share of income or losses of the entity. The Company applies the equity method of accounting to its investment in DSIT following the 2016 DSIT Transaction (see Note 3). See Note 21 – Subsequent Events with respect to the 2018 DSIT Transaction.

Discontinued Operations

In April 2016, the Company announced that it decided to cease operations of its GridSense subsidiary and initiate the liquidation of the GridSense assets. Following the decision to cease GridSense operations, the Company wrote down all GridSense assets to their estimated realizable values at the time and accrued for estimated severance costs and lease commitments. As a result of this decision, GridSense is reported as a discontinued operation in its consolidated financial statements for all periods presented (see Note 4).

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

During the years ended December 31, 2017 and 2016, $0 and $28 was charged to expense, respectively. At December 31, 2017 and 2016, the balance in allowance for doubtful accounts was $11 and $11, respectively.

Inventory

Inventories are comprised of components (raw materials), work-in-process and finished goods, which are measured at net realizable value.

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

Non-Controlling Interests

The Financial Accounting Standards Board (“FASB”) requires that non-controlling interests be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and upon a loss of control, retained ownership interest be re-measured at fair value, with any gain or loss recognized in earnings. The Company attributes income and losses to the non-controlling interests associated with OmniMetrix and DSIT (up to the 2016 DSIT Transaction – see Note 3).

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

Sales of OmniMetrix monitoring systems have multiple elements which include the sale of equipment and of monitoring services. Sales of OmniMetrix equipment do not qualify as a separate unit of accounting. As a result, revenues (and related costs) associated with sale of equipment are recorded to deferred revenue (and deferred charges) upon shipment for PG and CP units. Revenue and related costs with respect to the sale of equipment are recognized over the estimated life of the units which is estimated to be 24 months. Revenues from the prepayment of monitoring fees (generally paid 12 months in advance) are initially recorded as deferred revenue upon receipt of payment from the customer and then amortized to revenue over the monitoring service period.

Warranty Provision

OmniMetrix generally grants their customers a one-year warranty on their products. Estimated warranty obligations are provided for as a cost of sales in the period in which the related revenues are recognized, based on management’s estimate of future potential warranty obligations and limited historical experience. Adjustments are made to accruals as warranty claim data and historical experience warrant.

The Company’s warranty obligations may be materially affected by product or service failure rates and other costs incurred in correcting a product or service failure. Should actual product or service failure rates or other related costs differ from the Company’s estimates, revisions to the accrued warranty liability would be required.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, escrow deposits and trade accounts receivable. The Company’s cash and cash equivalents were deposited primarily with U.S. banks and brokerage firms and amounted to $481 at December 31, 2017. The Company does not believe there is significant risk of non-performance by these counterparties. See Note 19(d) with respect to revenue from significant customers and concentrations of trade accounts receivables.

Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values, due to the short maturity of such instruments.

Research and Development Expenses

Research and development expenses consist primarily of labor and related expenses and are charged to operations as incurred.

Advertising Expenses

Advertising expenses are charged to operations as incurred. Advertising expense was $17 and $9 for each of the years ended December 31, 2017 and 2016, respectively.

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

Deferred Income Taxes

Deferred income taxes reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are classified as non-current in accordance with ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Valuation allowances are established against deferred tax assets if it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in operations in the period that includes the enactment date. See Note 17(e) for the impact of the Tax Cuts and Jobs Act of 2017.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to Acorn Energy, Inc. by the weighted average number of shares outstanding during the year, excluding treasury stock. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding plus the dilutive potential of common shares which would result from the exercise of stock options and warrants. The dilutive effects of stock options and warrants are excluded from the computation of diluted net loss per share if doing so would be antidilutive. The weighted average number of options and warrants that were excluded from the computation of diluted net loss per share, as they had an antidilutive effect, was approximately 4,172,000 and 4,904,000 for the years ending December 31, 2017 and 2016, respectively.

The following data represents the amounts used in computing EPS and the effect on net income and the weighted average number of shares of dilutive potential common stock:

	Year ended December 31,
	2017	2016
Net income (loss) available to common stockholders	$(1,169)	$145

Weighted average shares outstanding:
-Basic	29,423	28,488
Add: Warrants	—	24
Add: Stock options	—	19
-Diluted	29,423	28,531

Basic and diluted net income (loss) per share	$(0.04)	$0.01

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

See Notes 15, 20 and 21.

Recently Issued Accounting Principles

Other than the announcement noted below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2017, that are of material significance, or have potential material significance, to the Company.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with adjustment of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The FASB issued several subsequent standards in 2016 and 2017 containing implementation guidance related to the new standard. These standards provide additional guidance related to principal versus agent considerations, licensing, and identifying performance obligations. Additionally, these standards provide narrow-scope improvements and practical expedients as well as technical corrections and improvements. Overall, the new guidance is to be effective for the fiscal year beginning after December 15, 2017. Companies are able to early adopt the pronouncement, however not before fiscal years beginning after December 15, 2016. The Company will adopt this standard using the modified retrospective method. The adoption of the new revenue standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718),” to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and forfeitures, as well as classification in the statement of cash flows. The Company adopted ASU 2016-09 on January 1, 2017, and the adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 3—DSIT SOLUTIONS, LTD. (“DSIT”)

On April 21, 2016 (the “Closing Date”), the Company closed on the 2016 DSIT Transaction initially entered into on January 28, 2016 for the sale of a portion of its interests DSIT Solutions, Ltd. business to Rafael Advanced Defense Systems Ltd., a major Israeli defense company. At closing, Acorn received gross proceeds of $4,913 before escrow, fees and taxes. From the gross proceeds, the Company deposited approximately $579 to satisfy the escrow requirements in the sale. The Company also paid an Israeli withholding tax of approximately $266 and incurred transaction costs of $184. In connection with the 2016 DSIT Transaction, the Company recorded a gain of $3,543 (of which $2,574 is the portion related to the step-up in value of the Company’s retained non-controlling investment). The Company is also eligible to receive its 82.4% pro-rata share of a $1,000 earn-out over a three-year period if certain operating results targets are met. The earn-out is not included in the determination of the gain in the 2016 DSIT Transaction as management does not believe it is probable that certain thresholds will be met. DSIT did not meet the operating result targets for the 2016 or 2017 earn-out.

Prior to the Closing Date, all options in the DSIT Key Employee Stock Option Plan were exercised and DSIT received proceeds of $391, and the Company’s holdings in DSIT were reduced from 88.3% to 78.7%. As a result of the 2016 DSIT Transaction, the Company’s holdings in DSIT were reduced from 78.7% to 41.2%, and subsequent to the 2016 DSIT Transaction, the Company has limited representation on the DSIT Board of directors. Accordingly, after the Closing Date, the Company no longer consolidates the results of DSIT.

The escrow deposit in the 2016 DSIT Transaction was released to the Company in October 2017 less $42 of Israeli withholding taxes.

Assets and liabilities related to the deconsolidated operations of DSIT are as follows:

	December 31, 2017	December 31, 2016	At the Closing Date
	(unaudited)	(unaudited)	(unaudited)
Current assets:
Cash and cash equivalents	$112	$1,047	516
Restricted deposits	353	2,648	2,517
Accounts receivable	7,601	2,825	5,166
Unbilled revenue	3,433	4,918	4,779
Inventory	755	481	297
Due from Acorn	1,624	—	—
Other current assets	1,051	795	935
Total current assets	14,929	12,714	14,210
Property and equipment, net	563	569	620
Severance assets	4,168	3,915	3,762
Restricted deposits	2	646	1,815
Due from Acorn	—	1,171	916
Goodwill	—	—	536
Other assets	348	339	80
Total assets	$20,010	$19,354	21,939

Current liabilities:
Short-term bank credit and current maturities of long-term bank debt	$339	$1,239	2,655
Accounts payable	730	1,461	2,072
Accrued payroll, payroll taxes and social benefits	1,627	1,142	1,286
Deferred revenue	682	431	2,219
Other current liabilities	3,088	2,736	1,615
Total current liabilities	6,466	7,009	9,847
Accrued severance	5,383	5,374	5,209
Other long-term liabilities	106	9	38
Total liabilities	$11,955	$12,392	15,094

The Due from Acorn balance at December 31, 2017 is comprised of a loan of $340 from DSIT and unreimbursed expenses of $999, both of which accrue interest at 3.15% per annum. Such balances are due the earlier of April 30, 2018 or the sale of Acorn’s remaining shares in DSIT. In addition to the above balances, the Due from Acorn balance also includes $285 with respect to provisions for severance and vacation for the Company’s CFO who is an employee of DSIT. The loan from DSIT to Acorn is secured by the Company’s shares of DSIT. See Note 21 – Subsequent Events for the sale of the Company’s remaining investment in DSIT in February 2018.

DSIT’s results that were included in the Company’s Consolidated Statements of Operations for the period from January 1, 2016 until the closing of the 2016 DSIT Transaction can be seen below:

January 1, 2016 – April 21, 2016
(unaudited)
Revenue	$5,074
Cost of sales	3,443
Gross profit	1,631
Research and development expenses, net	469
Selling, general and administrative expenses	1,063
Operating income	99
Finance expense, net	(39)
Income before income taxes	60
Income tax expense	(19)
Net income	41
Net income attributable to non-controlling interests	(9)
Net loss attributable to Acorn Energy Inc.	$32

DSIT’s results and the Company’s share of its net income for the year ended December 31, 2017 and the period from the Closing Date to December 31, 2016 and can be seen below:

	Year Ended December 31, 2017	Closing Date to December 31, 2016
	(unaudited)	(unaudited)
Revenue	$17,245	$11,777
Cost of sales	10,644	7,795
Gross profit	6,601	3,982
Research and development expenses, net	1,211	642
Selling, general and administrative expenses	3,979	2,721
Operating income	1,411	619
Finance expense, net	(62)	(134)
Income before income taxes	1,349	485
Income tax (expense) benefit	(256)	169
Net income	$1,093	$654
Acorn’s share of net income in DSIT	$450	$268

As indicated above, after the Closing Date, the Company no longer consolidates the results of DSIT. After the Closing Date, the Company accounts for its investment in DSIT under the equity method. The initial balance of the Company’s investment in DSIT ($5,390) was determined based on the fair value of its 41.2% holdings in DSIT following the 2016 DSIT Transaction and the $13,100 value attributed to DSIT in the 2016 DSIT Transaction.

In the 2018 DSIT Transaction (see Note 21 – Subsequent Events), the Company received proceeds of $5,800 before transaction costs and withholding taxes which was less than the book value of the Company’s equity investment balance in DSIT at December 31, 2017. Accordingly, the Company recorded an impairment charge of $308 on its DSIT investment to bring its investment balance in DSIT in line with the gross proceeds from the sale transaction.

Equity Investment balance in DSIT
Balance at the Closing Date	$5,390
Acorn’s share of net income in DSIT for the period from the Closing Date to December 31, 2016	268
Balance at December 31, 2016	5,658
Acorn’s share of net income in DSIT for the year ended December 31, 2017	450
Impairment	(308)
Balance at December 31, 2017	$5,800

NOTE 4—Discontinued Operations

On April 21, 2016, the Company announced that it decided to cease operations of its GridSense subsidiary and initiate the liquidation of the GridSense assets. As a result of this decision, GridSense is being reported as a discontinued operation. Following the decision to cease GridSense operations, the Company wrote down all GridSense assets to their estimated realizable values at the time and accrued for estimated severance costs of $140 and lease commitments of $100 in GridSense’s first 2016 quarter results.

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

With the proceeds from the July 2016 sale, GridSense paid off approximately $240 of previously accrued severance and other payroll costs. GridSense recorded a gain of $944 (net of transaction costs) on this transaction as the value of the GridSense assets sold had previously been written down to nearly zero. Such gain was included in discontinued operations in the third quarter of 2016.

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

On September 25, 2017 (the “Liquidation Date”), the Board of Directors of GridSense Inc. decided to dissolve and wind up the affairs of GridSense Inc. and adopted a Plan of Liquidation and Dissolution (the “Plan”). In accordance with the Plan, which was adopted on the same date, GridSense Inc. filed and executed Articles of Dissolution of the Corporation with the State of Colorado and established a liquidating trust to which all assets and liabilities of GridSense Inc. were transferred to in order to implement the winding up of the business. In addition, GridSense Pty Ltd. (“GPL”), the parent company of GridSense’s former operating company in Australia, has been deregistered by the Australian Securities& Investments Commission (“ASIC”). As a result of the deregistration, which is akin to a Chapter 7 bankruptcy in the US, (i) GPL has ceased to exist as a legal entity and its property is deemed vested in ASIC, (ii) the former officers and directors of GPL no longer have the right to deal with property registered in GPL’s name and (iii) legal proceedings against GPL cannot be commenced or continued.

Accordingly, following the two aforementioned events, GridSense (GridSense Inc. and GPL) has been deconsolidated from the books of the Company. The Company recorded a gain on the deconsolidation of GridSense comprised of the elimination of the net liabilities of GridSense of $914 (see below) and the Accumulated Other Comprehensive Loss of $254 associated with GridSense.

Assets and liabilities related to the discontinued operations of GridSense are as follows:

	As of
	The Liquidation Date*	December 31, 2016

Cash	$10	$19
Other current assets and non-current assets	—	100
Total assets	$10	$119
Accounts payable	$430	$501
Accrued payroll, payroll taxes and social benefits	90	90
Other current and non-current liabilities	404	406
Total liabilities	$924	$997
Net liabilities	$914	$878

* Just prior to the deconsolidation

GridSense’s operating results for the year ended December 31, 2016 and the period from January 1, 2017 to the Liquidation Date are included in “Income (loss) from discontinued operations, net of income taxes” in the Company’s Consolidated Statements of Operations. Selected financial information for GridSense’s operations for those periods are presented below:

	Year ended December 31,
	2017	2016
Revenue	$—	$212
Gross profit	$—	$28

Net income (loss)	$38	$(286)
Gain on deconsolidation	660	—
Income (loss) from discontinued operations, net of income taxes	$698	$(286)

NOTE 5—LEAP TIDE FINANCING TRANSACTION

On August 13, 2015, the Company executed a Loan and Security Agreement with Leap Tide Capital Partners III, LLC (“Leap Tide”), pursuant to which the Company borrowed $2,000 from Leap Tide (the “LT Loan”). Principal and accrued interest was due and payable on August 13, 2016. Interest accrued and was payable quarterly at a rate of 10% per annum. On April 29, 2016, following the receipt of the net proceeds from the 2016 DSIT Transaction (see Note 3), the Company repaid in full the $2,000 of principal and all accrued interest in full satisfaction of the cash due to Leap Tide under the LT Loan.

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

The value of the Initial Shares ($162) at closing was treated as a discount to the loan and was being amortized to interest expense over the one-year period of the LT Loan. The $100 of unamortized discount associated with the Initial Shares of at January 1, 2016 was amortized in the year ended December 31, 2016.

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

A dividend of 10% per annum accrues on the OmniMetrix Preferred Stock. The dividend is payable on the first anniversary of the funding of the investment and quarterly thereafter for so long as the OmniMetrix Preferred Stock is outstanding and has not been converted to Common Stock. The dividend is payable in cash or the form of additional shares of OmniMetrix Preferred Stock at the election of the holder. Through December 31, 2016, a dividend payable of $115 was recorded with respect to the OmniMetrix Preferred Stock. On December 31, 2016, the director agreed to treat the $115 of accrued dividends as a loan to OmniMetrix which bears interest at 8% per year. Such loan is in addition to the $50 loan given by the director to OmniMetrix in December of 2016. During the year ended December 31, 2017, $100 of dividends accrued on the Preferred Stock and added to the loan balance. All amounts due (principal and interest) are due the later of April 30, 2018 or 90 days following the advance of any new loans (such as the quarterly dividend accrual). During the year ended December 31, 2017, the Company accrued $16 of interest with respect to these director loans.

The OmniMetrix Preferred Stock may convert at the option of the holder on a one-for-one basis into Common Stock, subject to appropriate adjustments for corporate reorganizations, mergers, stock splits, etc. The OmniMetrix Preferred Stock has full ratchet anti-dilution protection and will not be diluted by any issuances below a pre-money equity valuation of $5,500 for OmniMetrix.

The Company has the right to drag along the holder in the event of a sale by Acorn of at least a majority of its shares in OmniMetrix and the holder of the OmniMetrix Preferred Stock has the right to tag along on any such sale.

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

At December 31, 2015, $204 of lease payments associated with the reduced utilization of leased facilities remained unpaid. During the year ended December 31, 2016, OmniMetrix paid $45 of this liability. The remaining accrued restructuring balance at December 31, 2016 of $159 is included in Other current liabilities ($46) and Other long-term liabilities ($113) in the Company’s Consolidated Balance Sheets. During the year ended December 31, 2017, OmniMetrix paid $46 of this liability and accrued an additional $16 which is included in Selling, general and administrative expense in the year ended December 31, 2017. The remaining accrued restructuring balance at December 31, 2017 of $129 is included in Other current liabilities ($64) and Other long-term liabilities ($65) in the Company’s Consolidated Balance Sheets.

NOTE 8—INVENTORY

	As of December 31,
	2017	2016
Raw materials	$182	$156
Finished goods	47	46
	$229	$202

During 2017 and 2016 the Company recorded inventory impairment charges of $0 and $9, respectively, in its PG segment. At December 31, 2017 and 2016, the Company’s inventory reserve was $0 and $31, respectively.

NOTE 9—OTHER CURRENT ASSETS

Other current assets consist of the following:

	As of December 31,
	2017	2016
Prepaid expenses and deposits	$69	$83
Deferred costs	999	829
Other	22	20
	$1,090	$932

NOTE 10—PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	Estimated Useful Life (in years)	As of December 31,
		2017	2016
Cost:
Computer hardware and software	3 - 5	$55	$78
Equipment	7	145	218
Leasehold improvements	Term of lease	339	339
		539	635
Accumulated depreciation and amortization
Computer hardware and software		55	61
Equipment		96	159
Leasehold improvements		249	201
		400	421
Property and equipment, net		$139	$214

Depreciation and amortization in respect of property and equipment amounted to $75 and $146 for 2017 and 2016, respectively.

NOTE 12—DEBT

(a) OmniMetrix

In February 2016, OmniMetrix signed a Loan and Security Agreement with a lender providing OmniMetrix with access to accounts receivable formula-based financing of up to $500. In connection with this financing arrangement, OmniMetrix granted the lender a security interest in OmniMetrix’s receivables, inventory and certain other assets. Debt incurred under this financing arrangement bore interest at the greater of prime (3.75% at December 31, 2016) plus 2% or 6% per year. In addition, OmniMetrix was to pay a monthly service charge of 1.125% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 19.5%.

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

In October 2017, OmniMetrix renewed its Loan and Security Agreement providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1,000. Debt incurred under this financing arrangement bears interest at the greater of prime (4.50% at December 31, 2017) plus 2% or 6% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.9% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 17.3%. OmniMetrix also agreed to continue to maintain a minimum loan balance of $150 in its line-of-credit with the lender for a minimum of one year beginning November 1, 2017.

OmniMetrix had an outstanding balance of $313 and $376 as of December 31, 2017 and 2016, respectively, pursuant to the Loan and Security Agreement. OmniMetrix availability under the Loan and Security agreement was $182 at December 31, 2017.

NOTE 13—OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	As of December 31,
	2017	2016
Accrued expenses	$466	$518
Taxes	90	38
Warranty provision	31	27
Restructuring liabilities	64	46
	$651	$629

NOTE 14—COMMITMENTS AND CONTINGENCIES

(a) Leases of Property and Equipment

Office rental and automobile leasing expenses for 2017 and 2016 were $79 and $245, respectively (not including $67 in 2016 related to discontinued operations). Leasing expenses include $179 in 2016 related to DSIT. Following the closing of the 2016 DSIT Transaction (see Note 3), the Company no longer consolidates the assets, liabilities or results of DSIT, but rather reports its investment in DSIT using the equity method. Accordingly, the Company no longer reports DSIT’s leasing expenses.

The Company and its OmniMetrix subsidiary lease office space and equipment under operating lease agreements. Those leases will expire on different dates from 2018 to 2019. Future minimum lease payments on non-cancelable operating leases as of December 31, 2017 are as follows:

Years ending December 31,
2018	$110
2019	109
$219

NOTE 15—EQUITY

(a) General

At a special meeting of the stockholders on March 16, 2016, the Company’s stockholders approved an amendment to its restated certificate of incorporation to increase the number of authorized shares of capital stock from 30,000,000 shares to 42,000,000 shares, all of which shall be common stock.

At December 31, 2017 the Company had issued and outstanding 29,500,351 shares of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when, as and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company. Holders of common stock do not have subscription, redemption, conversion or other preemptive rights. Holders of the common stock are entitled to elect all of the Directors on the Company’s Board. Holders of the common stock do not have cumulative voting rights, meaning that the holders of more than 50% of the common stock can elect all of the Company’s Directors. Except as otherwise required by Delaware General Corporation Law, all stockholder action is taken by vote of a majority of shares of common stock present at a meeting of stockholders at which a quorum (a majority of the issued and outstanding shares of common stock) is present in person or by proxy or by written consent pursuant to Delaware law (other than the election of Directors, who are elected by a plurality vote).

On August 8, 2017, the Company’s stockholders approved an amendment to the Company’s restated certificate of incorporation to authorize a reverse split of the Company’s common stock at any time prior to August 8, 2018, at a ratio between one-for-ten and one-for-twenty, if and as determined by the Company’s Board of Directors.

The Company is not authorized to issue preferred stock. Accordingly, no preferred stock is issued or outstanding.

(b) Leap Tide Financing Transaction – See Note 5.

(c) Shares issued in lieu of director’s fees – See Note 18(a).

(c) Conversion of director loan to common stock – See Note 18(b).

(d) Summary Employee Option Information

The Company’s stock option plans provide for the grant to officers, directors and other key employees of options to purchase shares of common stock. The purchase price may be paid in cash or at the end of the option term, if the option is “in-the-money”, it is automatically exercised “net”. In a net exercise of an option, the Company does not require a payment of the exercise price of the option from the optionee, but reduces the number of shares of common stock issued upon the exercise of the option by the smallest number of whole shares that has an aggregate fair market value equal to or in excess of the aggregate exercise price for the option shares covered by the option exercised. Each option is exercisable to one share of the Company’s common stock. Most options expire within five to ten years from the date of the grant, and generally vest over three year period from the date of the grant. At the annual meeting of stockholders on September 11, 2012, the Company’s stockholders approved an Amendment to the Company’s 2006 Stock Incentive Plan to increase the number of available shares by 1,000,000 and an Amendment to the Company’s 2006 Stock Incentive Plan for Non-Employee Directors to increase the number of available shares by 200,000. At December 31, 2017, 1,590,030 options were available for grant under the 2006 Amended and Restated Stock Incentive Plan and no options were available for grant under the 2006 Director Plan. In 2017 and 2016, 90,000 and 65,000 options were granted to directors and employees, respectively. In 2016 there were no grants to non-employees. In 2017, 1,500 options were granted to a non-employee. The Black-Scholes value of such options were immaterial.

No options were exercised in the years ended December 31, 2017 or 2016. The intrinsic value of options outstanding and of options exercisable at December 31, 2017 was $8 and $8, respectively.

The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	2017	2016
Risk-free interest rate	2.2%	1.5%
Expected term of options, in years	6.6	6.5
Expected annual volatility	83%	80%
Expected dividend yield	—%	—%
Determined weighted average grant date fair value per option	$0.18	$0.11

The expected term of the options is the length of time until the expected date of exercising the options. With respect to determining expected exercise behavior, the Company has grouped its option grants into certain groups in order to track exercise behavior and establish historical rates. The Company estimated volatility by considering historical stock volatility over the expected term of the option. The risk-free interest rates are based on the U.S. Treasury yields for a period consistent with the expected term. The Company expects no dividends to be paid. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in determining the estimated fair value of the Company’s stock options granted in the years ended December 31, 2016 and 2017. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

(e) Summary Option Information

A summary of the Company’s option plans as of December 31, 2017 and 2016, as well as changes during each of the years then ended, is presented below:

	2017		2016
	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	2,050,369	$3.62	2,364,918	$3.51
Granted at market price	91,500	0.25	65,000	0.15
Exercised	—	—	—	—
Forfeited or expired	(740,380)	3.54	(379,549)	2.29
Outstanding at end of year	1,401,489	3.45	2,050,369	3.62
Exercisable at end of year	1,393,155	$3.47	2,004,534	$3.69

Summary information regarding the options outstanding and exercisable at December 31, 2017 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in shares)	(in years)		(in shares)
$0.14 – $0.77	372,523	4.4	$0.50	364,189	$0.51
$0.97 – $2.49	422,785	3.6	$1.55	422,785	$1.55
$3.51 – $5.91	215,466	1.9	$4.66	215,466	$4.66
$6.31 – $7.57	227,356	1.9	$6.79	227,356	$6.79
$7.60 - $11.42	163,359	1.9	$8.82	163,359	$8.82
	1,401,489			1,393,155

Stock-based compensation expense included in Selling, general and administrative expense in the Company’s Consolidated Statements of Operations was $22 and $89 in the years ending December 31, 2017 and 2016, respectively.

As of December 31, 2017, the total compensation cost related to non-vested awards not yet recognized was immaterial.

(f) Warrants

The Company has issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

	2017		2016
	Number of shares underlying warrants	Weighted Average Exercise Price	Number of shares underlying warrants	Weighted Average Exercise Price
Outstanding at beginning of year	2,654,423	$1.46	2,619,423	$1.48
Granted	—	—	35,000	0.13
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding and exercisable at end of year	2,654,423	$1.46	2,654,423	$1.46

The warrants outstanding at December 31, 2017 have a weighted average remaining contractual life of 2.2 years.

The fair value of the warrants granted in 2016 ($0.08 per warrant) was estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	1.79%
Expected term of warrants	7.0 years
Expected annual volatility	78%
Expected dividend yield	—%

NOTE 16—FINANCE EXPENSE, NET

Finance income (expense), net consists of the following:

	Year ended December 31,
	2017	2016
Interest income	$1	$1
Interest expense*	(232)	(604)
Exchange gain, net	—	31
	$(231)	$(572)

* Interest expense includes $446 associated with the LT Loan in 2016 (see Note 5) and $123 and $56 with respect to Loans from Directors in the years ended December 31, 2017 and 2016, respectively (see Notes 6 and 18).

NOTE 17—INCOME TAXES

(a) Composition of income (loss) from continuing operations before income taxes is as follows:

	Year ended December 31,
	2017	2016
Domestic	$(2,142)	$(142)
Foreign	—	60
	$(2,142)	$(82)

Income tax expense consists of the following:

	Year ended December 31,
	2017	2016
Current:
Federal	$—	$—
State and local	—	—
Foreign	41	—
	41	—
Deferred:
Federal	—	—
State and local	—	—
Foreign	—	19
	—	19
Total income tax expense	$41	$19

(b) Effective Income Tax Rates

Set forth below is a reconciliation between the federal tax rate and the Company’s effective income tax rates with respect to continuing operations:

	Year ended December 31,
	2017	2016
Statutory Federal rates	34%	34%
Increase (decrease) in income tax rate resulting from:
Tax on foreign activities	2	(2)
Other, net (primarily permanent differences)	(1)	(200)
Valuation allowance	(37)	145
Effective income tax rates	(2)%	(23)%

(c) Analysis of Deferred Tax Assets and (Liabilities)

	As of December 31,
	2017	2016
Deferred tax assets (liabilities) consist of the following:
Employee benefits and deferred compensation	$1,089	$1,745
Investments and asset impairments	1,772	2,619
Other temporary differences	(686)	(807)
Net operating loss and capital loss carryforwards	15,643	21,977
	17,818	25,534
Valuation allowance	(17,818)	(25,534)
Net deferred tax assets	$--	$--

Valuation allowances relate principally to net operating loss carryforwards related to the Company's consolidated tax losses as well as state tax losses related the Company's OmniMetrix subsidiary and book-tax differences related asset impairments and stock compensation expense of the Company. During the year ended December 31, 2017, the valuation allowance decreased by $7,716. The decrease was primarily the result of the decrease in corporate Federal Income Tax rates from 34% to 21% (see Note 17(e) below).

(d) Summary of Tax Loss Carryforwards

As of December 31, 2017, the Company had various net operating loss carryforwards expiring as follows:

Expiration	Federal	Capital Loss	State
2022	$—	$8,717	$—
2023 – 2031*	1,748	—	—
2032 – 2034	45,957	—	8,872
2035 – 2036	14,776	—	4,179
Total	$62,481	$8,717	$13,051

* The utilization of a portion of these net operating loss carryforwards is limited due to limits on utilizing net operating loss carryforwards under Internal Revenue Service regulations following a change in control.

(e) Taxation in the United States

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The most significant impact of the legislation for the Company was a reduction of the value of the Company’s net deferred tax assets (which represent future tax benefits) as a result of lowering the U.S. corporate income tax rate from 35% to 21% (see Note 17(c) above). The Act also includes a requirement to pay a one-time transition tax (the “Transition Tax”) on the cumulative value of earnings and profits that were previously not repatriated for U.S. income tax purposes. The Company does not believe that it will be required to pay any Transition Tax on its previously unrepatriated earnings and profits of its previously consolidated foreign subsidiaries.

As a holding company without other business activity in Delaware, the Company is exempt from Delaware state income tax. Thus, the Company’s statutory income tax rate on domestic earnings is the federal rate of 21%.

(f) Uncertain Tax Positions (UTP)

As of December 31, 2016 and 2017, no interest or penalties were accrued on the balance sheet related to UTP.

During the years ending December 31, 2016 and 2017, the Company had no changes in unrecognized tax benefits or associated interest and penalties as a result of tax positions made during the current or prior periods with respect to its continuing or discontinued operations.

The Company is subject to U.S. Federal and state income tax. As of January 1, 2017, the Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2014, for years before 2013 for state income taxes.

NOTE 18—RELATED PARTY BALANCES AND TRANSACTIONS

a) Director Fees

The Company recorded fees to directors of $94 and $101 for each of the years ended December 31, 2017 and 2016, respectively, all of which are included in Selling, general and administrative expenses.

Each Director of the Company may elect by written notice delivered on or before the first day of each calendar year whether to receive, in lieu of some or all of his or her retainer and board fees, that number of shares of Company Common Stock as shall have a value equal to the applicable retainer and board fees, based on the closing price of the Company’s Common Stock on its then-current trading platform or exchange on the last trading day immediately preceding the first day of the applicable year. Once made, the election shall be irrevocable for such election year and the shares subject to the election shall vest and be issued one-fourth upon the first day of the election year and one-fourth as of the first day of each of the second through fourth calendar quarters thereafter during the remainder of the election year. For the 2017 calendar year, Messrs. Woolard and Jackson elected to receive Common Stock in lieu of retainer and board fees of $17 and $15, respectively which is included in the fees to directors above. Accordingly, Messrs. Woolard and Jackson were issued for 2017 94,444 and 83,333 shares of Common Stock, respectively.

b) 2016 Director Loans

In January 2016, the Company borrowed a total of $300 ($200 from one director and $100 from another director) under promissory notes which were to mature three days following the receipt of proceeds from the closing of the 2016 DSIT Transaction. In March 2016, the Company borrowed, on similar terms, an additional $75 from another director. Upon maturity, the Company was to pay to each director a single payment equal to 115% of the amounts borrowed under the promissory notes. Under the terms of each promissory note, at maturity, the lender could elect to convert the entire amount due under the promissory note into Common Stock of the Company at a conversion price equal to the closing price of the Company’s Common Stock on the trading day immediately preceding the maturity date of the loan.

On April 29, 2016, following the receipt of the net proceeds from the 2016 DSIT Transaction (see Note 3), the Company repaid in full $275 ($200 from one director and $75 from another director) of the principal amount of the promissory notes plus interest equal to 15% of the amounts borrowed under the promissory notes.

In addition, a third director who had lent the Company $100, elected to convert the principal and the $15 of interest due into Common Stock of the Company. In accordance with the terms of the promissory note, the director received 465,587 shares of Common Stock of the Company.

During 2016, the Company recorded $56 of interest expense with respect to these director loans.

c) 2017 Director Loans

On February 16, 2017, the Company secured commitments for $1,900 in funding in the form of loans from members of the Company’s Board of Directors, including $900 immediately funded. The $900 of initially funded loans accrued interest at the rate of 12.5% (payable at maturity) and matures at the earlier of April 30, 2018 or the receipt of proceeds from the sale of the Company’s 41.2% ownership in DSIT. See Note 21 – Subsequent Events.

In addition to the $900 initially funded, one of the Company’s directors agreed to loan up to an additional $1,000 to the Company on or after July 7, 2017 on substantially identical terms as the currently funded loans. In the third quarter of 2017, the Company received $400 from the director on the aforementioned $1,000 commitment. The $400 of loans received in the third quarter of 2017 mature at the earlier of April 30, 2018 or the receipt of proceeds from the sale of the Company’s 41.2% ownership in DSIT and accrues interest at the rate of 8.0% per annum, payable at maturity.

During the year ended December 31, 2017, the Company accrued $107 of interest with respect to these director loans.

d)	See Note 6 for information related to the sale of OmniMetrix Preferred Stock to one of the Company’s directors and a loan from the director to OmniMetrix.

e)	See Note 15(e) for information related to options and stock awards to directors and officers.

NOTE 19—SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

(a) General Information

As of December 31, 2017, the Company operates in two reportable operating segments, both of which are performed though the Company’s OmniMetrix subsidiary:

●	The PG segment provides wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications.

●	The CP segment provides for remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies.

In addition, up to the closing of the 2016 DSIT Transaction (see Note 3), the Company reported its activities in the Energy & Security Sonar Solutions segment. This segment, whose activities were performed by DSIT, provides sonar and acoustic related solutions for energy, defense and commercial markets with a focus on underwater site security for strategic energy installations and other advanced acoustic systems and real-time embedded hardware and software development and production. “Other” operations include certain IT activities (protocol management software for cancer patients and billing software) and outsourced consulting activities performed by the Company’s DSIT subsidiary that did not meet the quantitative thresholds under applicable accounting principles.

Following the closing of the 2016 DSIT Transaction, the Company no longer consolidates the results of DSIT, but rather reports on its investment in DSIT on the equity method. Accordingly, effective April 21, 2016, the Company no longer consolidates the results of DSIT’s Energy & Security Sonar Solutions segment or the activities of its “Other” segment.

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

The following tables represent segmented data for the years ended December 31, 2017 and 2016:

	PG	CP	Energy & Security Sonar Systems*	Other*	Total
Year ended December 31, 2017:
Revenues from external customers	$3,355	$995	$—	$—	$4,350
Intersegment revenues	—	—	—	—	—
Segment gross profit	2,017	430	—	—	2,447
Depreciation and amortization	58	17	—	—	75
Segment loss before income taxes	(531)	(340)	—	—	(871)
Segment assets	1,398	1,446	—	—	2,844
Expenditures for segment assets	—	—	—	—	—

Year ended December 31, 2016:
Revenues from external customers	$2,903	$682	$4,620	$454	$8,659
Intersegment revenues	—	—	—	—	—
Segment gross profit	1,516	378	1,517	114	3,525
Depreciation and amortization	65	15	53	10	143
Segment income (loss) before income taxes	(848)	(352)	82	(10)	(1,128)
Segment assets	1,673	879	—	—	2,552
Expenditures for segment assets	—	—	30	3	33

(c) The following tables represent a reconciliation of the segment data to consolidated statement of operations and balance sheet data for the years ended and as of December 31, 2017 and 2016:

	Year ended December 31,
	2017	2016
Total net loss before income taxes for reportable segments	$(871)	$(1,118)
Other operational segment net loss before income taxes	—	(10)
Segment loss before income taxes	(871)	(1,128)
Gain on sale of interest in DSIT, net of transaction costs	—	3,543
Unallocated net income (cost) of DSIT headquarters*	—	6
Unallocated net cost of corporate headquarters**	(1,271)	(2,491)
Consolidated net loss before taxes on income	$(2,142)	$(82)

* Results for the year ended December 31, 2016 only include DSIT’s results for the period January 1, 2016 to April 21, 2016. See Note 3.

** Includes $22 and $89 of stock compensation expense for the years ended December 31, 2017 and 2016, respectively. Also includes $446 of interest expense associated with the LT Loan for the year ended December 31, 2016 (see Note 5) $107 and $56 of interest expense with respect to director loans for the years ended December 31, 2017 and 2016, respectively (See Note 18).

	As of December 31,
	2017	2016
Assets:
Total assets for reportable segments	$2,844	$2,552
Assets of discontinued operations	—	119
Unallocated assets of OmniMetrix headquarters	87	213
Assets of corporate headquarters *	6,291	6,356
Total consolidated assets	$9,222	$9,240

* Includes the investment in DSIT of $5,800 at December 31, 2017. Includes the investment in DSIT of $5,658 and the escrow deposit of $579 from the 2016 DSIT Transaction at December 31, 2016.

Other Significant Items	Segment Totals	Adjustments	Consolidated Totals
Year ended December 31, 2017
Depreciation and amortization	$75	$—	$75
Year ended December 31, 2016
Depreciation and amortization	$143	$3	$146
Expenditures for assets	33	—	33

Other adjustments are primarily unallocated DSIT and corporate headquarters data which are not included in the segment information. None of the other adjustments are significant.

	Year ended December 31,
	2017	2016
Revenues based on location of customer:
United States	$4,327	$3,550
Israel	—	3,061
Asia	—	2,013
Other	23	35
	$4,350	$8,659

All of the Company’s long-lived assets are located in the United States.

(d) Revenues and Accounts Receivable Balances from Major Customers

Customers A and B are all related to DSIT’s Energy & Security Sonar Solutions segment. Customer C is related to OmniMetrix’s CP segment.

	Revenue				Accounts Receivable**
	2017		2016		2017		2016
Customer	Balance	%	Balance	%	Balance	%	Balance		%
A	$—	—%	$1,828	21%	*	*		*	*
B	$—	—%	$1,295	15%	*	*	$	*	*	%
C	*	*	*	*	$297	27%		283	28

* Balance is not significant

** Following the closing of the 2016 DSIT Transaction (see Note 3), the Company no longer consolidates the assets, liabilities or results of DSIT, but rather reports its investment in DSIT using the equity method. Accordingly, the Company no longer reports DSIT’s Accounts Receivable or Unbilled Revenue balances.

NOTE 20—FAIR VALUE MEASUREMENTS

Financial items measured at fair value are classified in the table below in accordance with the hierarchy established in applicable accounting principles.

	As at December 31, 2016
	Level 1	Level 2	Level 3	Total
Escrow deposits – continuing operations	$579	—	—	$579
Escrow deposits – discontinued operations	100	—	—	100
Total	$679	$—	$—	$679

Escrow deposits – continuing operations relate to escrow requirements from the 2016 DSIT Transaction (see Note 3).

See Note 3 for the determination of the fair value of the Company’s equity investment in DSIT at December 31, 2016 and 2017. The Company had no other financial items for fair value measurement in at December 31, 2017.

NOTE 21—SUBSEQUENT EVENTS

Sale of DSIT Investment

On February 14, 2018, the Company closed on the 2018 DSIT Transaction initially entered into on January 18, 2018 for the sale of the Company’s remaining 41.15% interest in its DSIT Solutions Ltd. business to an Israeli investor group. At closing, Acorn received gross proceeds of $5,800 before transaction costs, professional fees and withholding taxes. As the carrying value of the Company’s investment in DSIT at December 31, 2017 (see Note 3) was greater than the gross proceeds from the 2018 DSIT Transaction, the Company recorded an impairment of its investment in DSIT to reduce its carrying value at December 31, 2017 to be equal to the gross proceeds from the 2018 DSIT Transaction. In the first quarter of 2018, the Company will record its 41.15% share of DSIT’s income or loss through February 14, 2018. In addition, the Company will also record the approximately $460 of transaction costs and $388 of withholding taxes associated with the transaction.

The Unaudited Pro Forma Condensed Consolidated Balance Sheet below (the “Pro Forma Balance Sheet”) has been prepared as if the 2018 DSIT Transaction occurred on December 31, 2017. This Pro Forma Balance Sheet gives effect to unaudited pro forma adjustments necessary to account for the sale (including transaction costs and withholding taxes), the assignment of the amounts due to DSIT to the purchasers and the subsequent repayment of amounts due to directors.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

As of December 31, 2017

(in thousands, except per share data)

	Acorn consolidated	Pro Forma Adjustments	Note	Pro Forma
Cash, cash equivalents and escrow	$481	$1,945	(1)	$2,426
Investment in DSIT	5,800	(5,800)	(2)	—
Other current assets	2,422			2,422
Total current assets	8,703	(3,855)		4,848
Other non-current assets	519			519
Total assets	$9,222	$(3,855)		$5,367

Due to DSIT	$1,624	$(1,600)	(3)	$24
Due to Acorn directors	1,690	(1,407)	(4)	283
Other current liabilities	4,206			4,206
Non-current liabilities	950			950
Total liabilities	8,470	(3,007)		5,463
Total Acorn Energy, Inc. shareholders’ equity (deficiency)	471	(848)	(5)	(377)
Non-controlling interests	281			281
Total equity (deficiency)	752	(848)		(96)
Total liabilities and equity	$9,222	$(3,855)		$5,367

(1) – Represents the gross proceeds from the 2018 DSIT Transaction ($5,800) less the assignment of $1,600 of the amounts Due to DSIT, payment of $1,407 of amounts Due to Acorn directors at December 31, 2017, withholding taxes of $388 and estimated transaction costs of $460.

(2) –Represents the elimination of the Investment in DSIT following the 2018 DSIT Transaction.

(3) – Represents assignment of $1,600 of the Due to DSIT balance to the purchasers in the 2018 DSIT Transaction.

(4) – Represents repayment of 2017 Director Loans and interest accrued through December 31, 2017 (see Note 18(c))

(5) – Represents the net loss effect of the 2018 DSIT Transaction comprised of withholding taxes of $388 and estimated transaction costs of $460.

Repayment of Loans from Directors

On February 22, 2018, following the receipt of the proceeds from the 2018 DSIT Transaction (see above), the Company repaid in full $1,300 of principal and $128 accrued interest due through that date with respect to the 2017 Director Loans (see Note 18(c)).

