Form 10-Q
period 2018-03-31
ACORN ENERGY, INC.
filed 2018-05-15
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2018
Common Stock, $0.01 par value per share	29,537,308

ACORN ENERGY, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended March 31, 2018

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

PART I

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of March 31, 2018	As of December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,421	$481
Accounts receivable, net	1,011	1,103
Inventory, net	202	229
Investment in DSIT	—	5,800
Deferred charges	963	999
Other current assets	144	91
Total current assets	4,741	8,703
Property and equipment, net	122	139
Other assets	438	380
Total assets	$5,301	$9,222
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Short-term credit	$503	$313
Accounts payable	328	489
Accrued expenses	542	466
Deferred revenue	2,758	2,753
Due to Acorn directors	312	1,690
Due to DSIT	116	1,624
Other current liabilities	192	185
Total current liabilities	4,751	7,520
Non-current liabilities:
Deferred revenue	840	811
Other non-current liabilities	69	139
Total non-current liabilities	909	950
Commitments and contingencies
Equity (Deficit):
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share:
Authorized – 42,000,000 shares; Issued – 30,320,750 and 30,302,271 shares at March 31, 2018 and December 31, 2017, respectively	303	303
Additional paid-in capital	99,830	99,819
Warrants	1,600	1,600
Accumulated deficit	(99,285)	(98,215)
Treasury stock, at cost – 801,920 shares at March 31, 2018 and December 31, 2017	(3,036)	(3,036)
Total Acorn Energy, Inc. shareholders’ equity (deficit)	(588)	471
Non-controlling interests	229	281
Total equity (deficit)	(359)	752
Total liabilities and equity (deficit)	$5,301	$9,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended March 31,
	2018	2017

Revenue	$1,209	$1,096
Cost of sales	464	482
Gross profit	745	614
Operating expenses:
Research and development expense	129	92
Selling, general and administrative expense	984	859
Total operating expenses	1,113	951
Operating loss	(368)	(337)
Finance expense, net	(52)	(34)
Loss before income taxes	(420)	(371)
Income tax expense	—	—
Net loss after income taxes	(420)	(371)
Share of income in DSIT	33	36
Impairment of investment in DSIT	(33)	—
Loss on sale of interest in DSIT, net of withholding taxes and transaction costs	(829)	—
Loss before discontinued operations	(1,249)	(335)
Income from discontinued operations, net of income taxes	—	65
Net loss	(1,249)	(270)
Non-controlling interest share of net loss	27	50
Net loss attributable to Acorn Energy, Inc. shareholders	$(1,222)	$(220)

Basic and diluted net income (loss) per share attributable to Acorn Energy, Inc. shareholders:
Continuing operations	$(0.04)	$(0.01)
Discontinued operations	—	0.00
Total attributable to Acorn Energy, Inc. shareholders	$(0.04)	$(0.01)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic	29,513	29,335
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders –diluted	29,513	29,323

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT) (UNAUDITED)

(IN THOUSANDS)

	Acorn Energy, Inc. Shareholders
	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Total Acorn Energy, Inc. Shareholders’ Equity (Deficit)	Non-controlling interests	Total Equity (Deficit)
Balances as of December 31, 2017	30,302	$303	$99,819	$1,600	$(98,215)	$(3,036)	$471	$281	$752
Adjustment of retained earnings in accordance with ASC 606 (see Note 10)	—	—	—	—	152	—	152	—	152
Net loss	—	—	—	—	(1,222)	—	(1,222)	(27)	(1,249)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(25)	(25)
Shares granted in lieu of director fees	19	*	4	—	—	—	4	—	4
Stock option compensation	—	—	7	—	—	—	7	—	7
Balances as of March 31, 2018	30,321	$303	$99,830	$1,600	$(99,285)	$(3,036)	$(588)	$229	$(359)

* Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Three months ended March 31,
	2018	2017
Cash flows used in operating activities:
Net loss	$(1,249)	$(270)
Income from discontinued operations	—	(65)
Depreciation and amortization	17	20
Loss on sale of investment in DSIT, net of income taxes and transaction costs	829	—
Impairment of investment in DSIT	33	—
Share of income in DSIT	(33)	(36)
Stock-based compensation	7	13
Director fees paid in common stock	4	8
Change in operating assets and liabilities:
Decrease in accounts receivable	92	351
Decrease in inventory	27	14
Decrease in deferred charges	18	24
Decrease in other current assets and other assets	59	1
Decrease in accounts payable and accrued expenses	(85)	(391)
Increase in deferred revenue	34	30
Increase (decrease) in amounts due to DSIT and directors	(1,271)	87
Decrease in other current liabilities and non-current liabilities	(63)	(143)
Net cash used in operating activities – continuing operations	(1,581)	(357)
Net cash used in operating activities – discontinued operations	—	(7)
Net cash used in operating activities	(1,581)	(364)

Cash flows provided by (used in) investing activities:
Proceeds from the sale of interests in DSIT, net of transaction costs	4,971	—
Net cash provided by investing activities	4,971	—

Cash flows provided by (used in) financing activities:
Short-term credit, net	190	(102)
Proceeds from loans from directors	—	900
Repayment of director loans	(1,300)	—
Repayments of loans from DSIT	(340)	—
Net cash provided by (used in) financing activities	(1,450)	798

Net increase in cash and cash equivalents	1,940	434
Cash and cash equivalents at the beginning of the year – discontinued operations	—	19
Cash and cash equivalents at the beginning of the year – continuing operations	481	222
Cash and cash equivalents at the end of the period – discontinued operations	—	12
Cash and cash equivalents at the end of the period – continuing operations	$2,421	$663

Non-cash investing and financing activities:
Accrual of preferred dividends to outside investor in OmniMetrix and subsequent conversion to loan	$25	$25

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1— BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. All dollar amounts in the notes to the condensed consolidated financial statements are in thousands except for per share data.

Certain reclassifications have been made to the Company’s condensed consolidated financial statements for the three-month period ended March 31, 2017 to conform to the current period’s condensed consolidated financial statement presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

NOTE 2—RECENT AUTHORITATIVE GUIDANCE

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). This update outlines a new comprehensive revenue recognition model that supersedes most current revenue recognition guidance and requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has issued several updates to ASU 2014-09, which collectively with ASU 2014-09, represent the FASB Accounting Standards Codification Topic 606 (“ASC 606”). On January 1, 2018, we adopted ASC 606 for all contracts using the modified retrospective method, which means the historical periods are presented under the previous revenue standards with the cumulative net income effect being adjusted through retained earnings. See Note 10.

In February 2016, the FASB issued ASU 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under ASU 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customer (Topic 606), Leases (Topic 840) and Leases (Topic 842), which provides additional implementation guidance on the previously issued ASU 2016-02 Leases (Topic 842). The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3—INVESTMENT IN DSIT SOLUTIONS, LTD. (“DSIT”)

On February 14, 2018 (the “Closing Date”), the Company closed on a transaction (the “2018 DSIT Transaction”) initially entered into on January 18, 2018 for the sale of the Company’s remaining 41.15% interest in its DSIT Solutions Ltd. business to an Israeli investor group, and received gross proceeds of $5,800 before transaction costs, professional fees and withholding taxes. From the gross proceeds, the Company paid $388 of withholding taxes, paid or accrued $441 of transaction costs and recorded a loss of $829 as the carrying value of the Company’s investment in DSIT had previously been written down to the gross proceeds of the 2018 DSIT Transaction. From the proceeds, the Company also repaid $1,600 of amounts due to DSIT and $1,428 of loan principal and interest due to directors.

The Company’s share of DSIT’s net income for the period from January 1, 2018 to the Closing Date and the three-month period ended March 31, 2017 can be seen below:

	Period from January 1, 2018 to the Closing Date	Three months ending March 31, 2017

Revenue	$4,481	$4,061
Cost of sales	2,842	2,766
Gross profit	1,639	1,295

Net income	$160	$86

Acorn’s share of net income in DSIT	$33	$36

The activity of the Company’s Investment in DSIT for the period from January 1, 2018 to March 31, 2018 can be seen below:

Equity Investment balance in DSIT
Balance at December 31, 2017	$5,800
Acorn’s share of net income in DSIT for the period from January 1, 2018 to the Closing Date	33
Impairment	(33)
Sale of Investment in DSIT	(5,800)
Balance at March 31, 2018	$—

NOTE 4—Discontinued Operations

In April 2016, the Company announced that it had decided to cease operations of its GridSense activities. As a result of this decision, GridSense activities are reported as a discontinued operation.

GridSense’s operating results for the three months ended March 31, 2018 and 2017 are included in “Income from discontinued operations, net of income taxes” in the Company’s Condensed Consolidated Statements of Operations. Summarized financial information for GridSense’s operations for the three months ended March 31, 2018 and 2017 are presented below:

	Three months ended March 31,
	2018	2017

Revenue	$—	$—
Gross profit	$—	$—

Income from discontinued operations, net of income taxes	$—	$65

NOTE 5—Loans from Directors AND OTHER COMMITMENTS

(a) Director Loans to Acorn

On February 16, 2017, the Company secured commitments for $1,900 in funding in the form of loans from members of the Company’s Board of Directors, of which $900 was immediately funded and an additional $400 was funded in the third quarter of 2017. On February 22, 2018, following the receipt of the proceeds from the 2018 DSIT Transaction (see Note 3), the Company repaid in full $1,300 of principal and $128 accrued interest due through that date with respect to these loans.

The Company accrued $21 and $13 of interest expense in the three months ended March 31, 2018 and 2017, respectively, with regard to these director loans.

(b) Director Investment and Loans to OmniMetrix Holdings

In 2015, one of the Company’s directors (the “Director”) acquired a 20% interest in the Company’s OmniMetrix Holdings, Inc. subsidiary (“Holdings”) through the purchase of $1,000 of OmniMetrix Preferred Stock (“Preferred Stock”). Holdings is the holder of 100% of the membership interests OmniMetrix, LLC through which the Company operates its Power Generation and Cathodic Protection monitoring activities. The $1,000 investment by the director was recorded as an increase in non-controlling interests.

A dividend of 10% per annum accrued on the Preferred Stock. The dividend was payable on the first anniversary of the funding of the investment and quarterly thereafter for so long as the Preferred Stock is outstanding and has not been converted to Common Stock. Through December 31, 2016, a dividend payable of $115 was recorded with respect to the Preferred Stock. On December 31, 2016, the Director agreed to treat the $115 of accrued dividends and all subsequent accrued and unpaid dividends as a loan to Holdings which bears interest at 8% per year. In December 2016, the Director provided Holdings with an additional $50 loan under the same terms as the abovementioned accrued dividends.

Through March 31, 2018, a total of $241 of dividends accrued on the Preferred Stock and was added to the loan balance. Accrued interest on unpaid balances at March 31, 2018 was $22. All principal and interest were due on April 30, 2018. In May 2018, the Company entered into a payment arrangement with the Director. See Note 11 – Subsequent Events.

(c) OmniMetrix Amounts due to Acorn

OmniMetrix owes Acorn approximately $3,480 for loans, accrued interest and expenses advanced to it by Acorn since its acquisition in 2012. Such amounts are eliminated in consolidation and will only be repaid to Acorn when OmniMetrix is generating sufficient cash to allow such repayment.

NOTE 6— RESTRUCTURING AND RELATED CHARGES

In 2013, OmniMetrix restructured its operations to better align expenses with revenues following a change in management. The restructuring involved employee severance and termination benefits as well as a charge for a significant reduction in the utilization of its leased facility in Buford and a write-down of a majority of the remaining book value of leasehold improvements associated with the leased facility. At December 31, 2017, $129 of lease payments associated with the reduced utilization of leased facilities remained unpaid. During the three months ended March 31, 2018, OmniMetrix paid $16 of this liability. The total remaining accrued restructuring balance of $113 is expected to be paid in full by December 31, 2019 and is included in Other current liabilities ($64) and Other liabilities ($49) in the Company’s condensed consolidated balance sheets.

NOTE 7—SHORT-TERM CREDIT FACILITY

In October 2017, OmniMetrix renewed its Loan and Security Agreement providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1,000. Debt incurred under this financing arrangement bears interest at the greater of prime (4.75% at March 31, 2018) plus 2% or 6% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.9% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 17.3%. OmniMetrix also agreed to continue to maintain a minimum loan balance of $150 in its line-of-credit with the lender for a minimum of one year beginning November 1, 2017.

OmniMetrix had an outstanding balance of $503 and $313 as of March 31, 2018 and December 31, 2017, respectively, pursuant to the Loan and Security Agreement. OmniMetrix’s availability under the Loan and Security agreement was $69 and $182 at March 31, 2018 and December 31, 2017, respectively.

NOTE 8—EQUITY

(a) Acorn Stock Options

A summary of stock option activity for the three months ended March 31, 2018 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,401,489	$3.45
Granted	60,000	0.23
Exercised	—
Forfeited or expired	(7,500)	$0.14
Outstanding at March 31, 2018	1,453,989	$3.33	3.0 years	$25
Exercisable at March 31, 2018	1,400,655	$3.45	2.9 years	$20

The options granted in 2018 were to directors (55,000) and a non-employee (5,000) with an exercise price of $0.23. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	2.3%
Expected term of options	6.7 years
Expected annual volatility	85%
Expected dividend yield	—%

(b) Stock-based Compensation Expense

Stock-based compensation expense included in Selling, general and administrative expenses in the Company’s Condensed Statements of Operations was $7 and $13 for the three month-periods ended March 31, 2018 and March 31, 2017, respectively.

(c) Common Stock in Lieu of Board Fees

Each Director of the Company may elect by written notice delivered on or before the first day of each calendar year whether to receive, in lieu of some or all of his or her retainer and board fees, that number of shares of Company Common Stock as shall have a value equal to the applicable retainer and board fees, based on the closing price of the Company’s Common Stock on its then-current trading platform or exchange on the last trading day immediately preceding the first day of the applicable year. Once made, the election shall be irrevocable for such election year and the shares subject to the election shall vest and be issued one-fourth upon the first day of the election year and one-fourth as of the first day of each of the second through fourth calendar quarters thereafter during the remainder of the election year. For the 2018 calendar year, Mr. Woolard elected to receive Common Stock in lieu of retainer and board fees of $17. Accordingly, Mr. Woolard was issued 18,479 shares of Common Stock in January 2018 for the first quarter of 2018, and 18,478 shares of Common Stock on April 2, 2018 for the second quarter of 2018. He is to receive an additional 18,478 shares on each of July 1 and October 1, 2018.

(d) Warrants

The Company previously issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2017	2,654,423	$1.46
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2018	2,654,423	$1.46	1.9 years

NOTE 9— SEGMENT REPORTING

The Company currently operates in two reportable operating segments, both of which are performed though the Company’s OmniMetrix subsidiary:

● The Power Generation (“PG”) segment provides wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications.

● The Cathodic Protection (“CP”) segment provides for remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies.

The following tables represent segmented data for the three-month periods ended March 31, 2018 and March 31, 2017:

	PG	CP	Total
Three months ended March 31, 2018:
Revenue from external customers	$886	$323	$1,209
Intersegment revenue	—	—	—
Segment gross profit	589	156	745
Depreciation and amortization	12	5	17
Segment loss before income taxes	(22)	(63)	(85)

Three months ended March 31, 2017:
Revenue from external customers	$898	$198	$1,096
Intersegment revenue	—	—	—
Segment gross profit	520	94	614
Depreciation and amortization	16	4	20
Segment loss before income taxes	(145)	(64)	(209)

Reconciliation of Segment Loss to Consolidated Net Loss Before Income Taxes

	Three months ended March 31,
	2018	2017
Total net loss before income taxes for reportable segments	$(85)	$(209)
Unallocated cost of corporate headquarters	(335)	(162)
Consolidated loss before income taxes	$(420)	$(371)

NOTE 10—REVENUE

The core principle of ASC 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASC 606 defines a five-step process to achieve this core principle, which includes: (1) identifying contracts with customers, (2) identifying performance obligations within those contracts, (3) determining the transaction price, (4) allocating the transaction price to the performance obligation in the contract, which may include an estimate of variable consideration, and (5) recognizing revenue when or as each performance obligation is satisfied.

Sales of OmniMetrix monitoring systems include the sale of equipment (“HW”) and of monitoring services (“Monitoring”). Revenue (and related costs) associated with sale of equipment are recorded to deferred revenue (and deferred charges) upon shipment for PG and CP monitoring units. Revenue and related costs with respect to the sale of equipment are recognized over the estimated life of the units which are currently estimated to be three years (two years up to December 31, 2017). Revenues from the prepayment of monitoring fees (generally paid twelve months in advance) are initially recorded as deferred revenue upon receipt of payment from the customer and then amortized to revenue over the monitoring service period.

The following table disaggregates the Company’s revenue for the three-month periods ended March 31, 2018 and 2017:

	HW	Monitoring	Total
Three months ended March 31, 2018:
PG Segment	$293	$593	$886
CP Segment	274	49	323
Total Revenue	$567	$642	$1,209

	HW	Monitoring	Total
Three months ended March 31, 2017:
PG Segment	$375	$524	$898
CP Segment	179	18	198
Total Revenue	$554	$542	$1,096

Deferred revenue activity for the three months ended March 31, 2018 can be seen in the table below:

	HW	Monitoring	Total
Balance at December 31, 2017	$2,227	$1,337	$3,564
Additions during the period	589	654	1,243
Recognized as revenue	(567)	(642)	(1,209)
Balance at March 31, 2018	2,249	1,349	$3,598

Amounts to be recognized as revenue in the year ending:
March 31, 2019	1,565	1,193	2,758
March 31, 2020	539	149	688
March 31, 2021 and thereafter	145	7	152
	$2,249	$1,349	$3,598

Deferred charges relate only to the sale of equipment. Deferred charges activity for the three months ended March 31, 2018 can be seen in the table below:

Balance at December 31, 2017	$1,374
Additions during the period	277
Recognized as cost of sales	(295)
Balance at March 31, 2018	$1,356

Amounts to be recognized as cost of sales in the year ending:
March 31, 2019	$963
March 31, 2020	313	*
March 31, 2021 and thereafter	80	*
	$1,356

* Amounts included in Other Assets in the Company’s Unaudited Condensed Consolidated Balance Sheets at March 31, 2018.

The Company pays its employees sales commissions for sales of HW and for first sales of monitoring services (not for renewals). In accordance with Topic 606, Revenue from Contracts with Customers, of the FASB Accounting Standards Codification ( “ASC 606”), the Company capitalizes as a contract asset the sales commissions on these sales. Contract assets associated with HW are amortized over the estimated life of the units which are currently estimated to be three years (two years up to December 31, 2017). Contract assets associated with monitoring services are amortized over the expected monitoring life including renewals. The contract asset balance at December 31, 2017 of $152 has been recorded as an adjustment to retained earnings in adopting ASC 606 under the modified retrospective method.

The following table provides a reconciliation of the Company’s sales commissions contract assets for the three-month period ended March 31, 2018:

	HW	Monitoring	Total
Balance at December 31, 2017	$125	$2	$152
Additions during the period	23	4	27
Amortization of sales commissions	(25)	(2)	(27)
Balance at March 31, 2018	$123	$29	$152

The capitalized sales commissions are included in Other Current Assets ($111) and Other Assets ($41) in the Company’s Unaudited Condensed Consolidated Balance Sheets at March 31, 2018.

NOTE 11—SUBSEQUENT EVENTS

New CEO Consulting Agreement

On April 9, 2018, the Company entered into a new consulting agreement (the “New Consulting Agreement”) with Jan H. Loeb extending the arrangements for compensation of Mr. Loeb for his services as President and CEO of the Company. The New Consulting Agreement expires on December 31, 2019. Pursuant to the New Consulting Agreement, Mr. Loeb will receive cash compensation of $12 per month commencing May 1, 2018. Mr. Loeb also received a bonus of $100 payable as of May 1, 2018, in recognition of his performance in the sale of the Company’s remaining shares of DSIT Solutions Ltd. He will be eligible for two additional bonuses during the term of the New Consulting Agreement: $150 upon consummation of a corporate acquisition transaction approved by the Company’s Board, and $150 upon consummation of a corporate financing/funding transaction approved by the Company’s Board. Mr. Loeb also received a grant on May 1, 2018 of options to purchase 35,000 shares of the Company’s common stock, which shall be exercisable at an exercise price of $0.35 per share, which was the closing price of the Company’s common stock on April 30, 2018. Fifty percent (50%) of the options vested immediately; the remaining options shall vest in two equal increments on July 1, 2018 and October 1, 2018. The exercise period and other terms are substantially the same as the terms of the options granted by the Company to its outside directors.

Executive Chairman of the Board

On April 9, 2018, Christopher E. Clouser, a member of the Company’s Board of Directors, was appointed to the newly-created position of Executive Chairman of the Board, and Edgar S. Woolard, Jr., another member of our Board of Directors, was appointed to the newly-created position of Vice Chairman of the Board.

For the performance of his additional duties as Executive Chairman, Mr. Clouser’s compensation will be increased by $36 per year (to an annual rate of $71). Mr. Clouser was also awarded a bonus, payable as of May 1, 2018, of $50 in recognition of his performance in the sale of the Company’s shares of DSIT Solutions Ltd.

Loans to OmniMetrix Holdings

On May 14, 2018, Holdings and the Director entered into an agreement whereby effective May 1, 2018, the dividend on the Preferred Stock was reduced to 8%. In addition, all the amounts due to the Director (accrued dividends, loan and accrued interest) and all future dividends that shall accrue on the Preferred Stock through June 30, 2020 will be paid by Holdings to the Director as follows:

In the year ending March 31, 2019	$140
In the year ending March 31, 2020	$280
In the year ending March 31, 2021	$83

The payments in the agreement will be made only to the extent permitted under OmniMetrix’s credit facility. Dividends shall be paid only to the extent provided under Holdings’ Amended and Restated Certificate of Incorporation and permitted under Delaware law.

ACORN ENERGY, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017.

FINANCIAL RESULTS BY COMPANY

The following table shows, for the periods indicated, the financial results (dollar amounts in thousands) attributable to each of our consolidated companies.

	Three months ended March 31, 2018
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$1,209	$—	$1,209
Cost of Sales	464	—	464
Gross profit	745	—	745
Gross profit margin	62%		62%
R& D expenses	129	—	129
Selling, general and administrative expenses	671	313	984
Operating loss	$(55)	$(313)	$(368)

	Three months ended March 31, 2017
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$1,096	$—	$1,096
Cost of Sales	482	—	482
Gross profit	614	—	614
Gross profit margin	56%		56%
R& D expenses	92	—	92
Selling, general and administrative expenses	718	141	859
Operating loss	$(196)	$(141)	$(337)

BACKLOG

As of March 31, 2018, our backlog of work to be completed (primarily deferred revenue) at our OmniMetrix subsidiary totaled approximately $3.8 million.

RECENT DEVELOPMENTS

New CEO Consulting Agreement

On April 9, 2018, we entered into a new consulting agreement (the “New Consulting Agreement”) with Jan H. Loeb extending the arrangements for compensation of Mr. Loeb for his services as President and CEO. The previous consulting agreement with Mr. Loeb (the “2017 Consulting Agreement”) expired on January 7, 2018. Following the expiration of the 2017 Consulting Agreement, Mr. Loeb continued to provide us with consulting and other services and was compensated at the same rate of monthly cash compensation provided for in the 2017 Consulting Agreement. The New Consulting Agreement expires on December 31, 2019.

Pursuant to the New Consulting Agreement, Mr. Loeb will receive cash compensation of $12,000 per month commencing May 1, 2018. Mr. Loeb also received a bonus of $100,000, payable as of May 1, 2018, in recognition of his performance in the sale of our remaining shares of DSIT Solutions Ltd. He will be eligible for two additional bonuses during the term of the New Consulting Agreement: $150,000 upon consummation of a corporate acquisition transaction approved by our Board, and $150,000 upon consummation of a corporate financing/funding transaction approved by our Board. Mr. Loeb also received a grant on May 1, 2018 of options to purchase 35,000 shares of our common stock, which shall be exercisable at an exercise price of $0.35 per share, which was the closing price of our common stock on April 30, 2018. Fifty percent (50%) of the options vested immediately; the remaining options shall vest in two equal increments on July 1, 2018 and October 1, 2018. The exercise period and other terms are substantially the same as the terms of the options we have granted to our outside directors.

Executive Chairman of the Board

On April 9, 2018, Christopher E. Clouser, a member of our Board of Directors, was appointed to the newly-created position of Executive Chairman of the Board, and Edgar S. Woolard, Jr., another member of our Board of Directors, was appointed to the newly-created position of Vice Chairman of the Board.

For the performance of his additional duties as Executive Chairman, Mr. Clouser’s compensation will be increased by $36,000 per year (to an annual rate of $71,000). Mr. Clouser was also awarded a bonus, payable as of May 1, 2018, of $50,000 in recognition of his performance in the sale of our shares of DSIT Solutions Ltd.

Loans to OmniMetrix Holdings

In 2015, Edgar S. Woolard, Jr., one Acorn’s directors, acquired a 20% interest in Acorn’s OmniMetrix Holdings, Inc. subsidiary (“Holdings”) through the purchase of preferred stock (the “Preferred Stock”) for $1.0 million. Holdings is the holder of 100% of the membership interests OmniMetrix, LLC through which our OmniMetrix subsidiary operates.

On May 14, 2018, Holdings and Mr. Woolard entered into an agreement whereby effective May 1, 2018, the dividend on the Preferred Stock was reduced to 8%. In addition, all the amounts due to the Director (accrued dividends, loan and accrued interest) and all future dividends that shall accrue on the Preferred Stock through June 30, 2020 will be paid by Holdings to the Mr. Woolard as follows:

In the year ending March 31, 2019	$140,000
In the year ending March 31, 2020	$280,000
In the year ending March 31, 2021	$83,000

The payments in the agreement will be made only to the extent permitted under OmniMetrix’s credit facility. Dividends shall be paid only to the extent provided under Holdings’ Amended and Restated Certificate of Incorporation and permitted under Delaware law.

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

On January 18, 2018, we entered into a Share Purchase Agreement for the sale of our remaining interest in DSIT to an Israeli investor group (the “2018 DSIT Transaction”). Following the closing of the transaction on February 14, 2018, we will no longer report DSIT’s results on the equity method.

Each of our PG and CP activities represents a reportable segment. The following analysis should be read together with the segment information provided in Note 9 to the interim unaudited condensed consolidated financial statements included in this quarterly report.

OmniMetrix

OmniMetrix LLC is a Georgia limited liability company based in Buford, Georgia that develops and markets wireless remote monitoring and control systems and services for multiple markets in the Internet of Things (“IoT) ecosystem: critical assets (including stand-by power generators, pumps, pumpjacks, light towers, turbines, compressors, as well as other industrial equipment) as well as cathodic protection for the pipeline industry (gas utilities and pipeline companies). Acorn owns 80% of OmniMetrix with one of Acorn’s directors owning the remaining 20%.

Following the emergence of machine-to-machine and IoT applications whereby companies aggregate multiple sensors and monitors into a simplified dashboard for customers, OmniMetrix believes it plays a key role in this new economic ecosystem and can expand that role in the years ahead. In addition, OmniMetrix sees a growing need for backup power infrastructure to secure critical military and government assets against emergency events including terrorist attacks, natural disasters, and cybersecurity threats. As residential and industrial standby generators, as well as turbines, compressors, pumps, engines and other industrial equipment that are part of the critical infrastructure, increasingly becoming monitored in IoT applications, and given that OmniMetrix monitors all major brands of critical equipment, OmniMetrix believes it is well-positioned to be a competitive participant in this market.

Sales of OmniMetrix monitoring systems include the sale of equipment and of monitoring services. Revenue (and related costs) associated with sale of equipment are recorded to deferred revenue (and deferred charges) upon shipment for PG and CP monitoring units. Revenue and related costs with respect to the sale of equipment are recognized over the estimated life of the units which are currently estimated to be three years (two years up to December 31, 2017). Revenues from the prepayment of monitoring fees (generally paid twelve months in advance) are initially recorded as deferred revenue upon receipt of payment from the customer and then amortized to revenue over the monitoring service period.

OmniMetrix has two divisions: PG and CP. In the first three months of 2018, OmniMetrix recognized $1,209,000 of revenue ($886,000 in PG activities and $323,000 in CP activities) as compared to $1,096,000 ($898,000 in PG activities and $198,000 in CP activities) recorded in the first three months of 2017, representing an increase in revenue of 10%. Revenue from monitoring revenue increased 18% from $542,000 in the first three months of 2017 to $642,000 in the first three months of 2018 while revenue recognized from the sale of hardware increased 2% from $554,000 in the first three months of 2017 to $567,000 in the first three months of 2018. The increase in revenue is driven by a significant increase in monitoring revenue resulting from the increased number of units being monitored. First quarter 2018 revenue increased 8% as compared to fourth quarter 2017’s revenue.

Gross profit of $745,000 for the first three months of 2018 reflected a gross margin of 62% on the period’s revenue. Such gross profit represents significant increase from first three months of 2017’s gross profit of $614,000 (gross margin of 56%). The increase in the gross profit compared to the first three months of 2017 was attributable to a combination of increased revenue as well as increased gross margins.

OmniMetrix’s gross margin on hardware revenue increased from 27% in the first quarter of 2017 to 37% in the first quarter of 2018. The increase in hardware gross margin was the result of increased PG hardware margins from 20% in the three-month period in 2017 to 32% in the three-month period in 2018. This increase was due to a change in the sales mix to higher-margin PG products. The margin on monitoring revenue decreased slightly from 86% in the first three months of 2017 to 83% in the first three months of 2018. The decline in the monitoring margin was due to a change in the product mix of products monitored.

During the first three months of 2018, OmniMetrix recorded $129,000 of R&D expense as compared to approximately $92,000 of R&D in the first three months of 2017. The increase is related to the continued development of next generation PG and CP monitors.

During the first three months of 2018, OmniMetrix recorded $671,000 of SG&A (“Selling, General and Administrative”) expense. Such costs reflect a decrease of $47,000 (7%) as compared to SG&A expense of $718,000 in the first quarter of 2017. First quarter 2018 SG&A expense was also slightly below fourth quarter 2017 SG&A expense of $687,000. We do not expect SG&A expense to materially change in the coming quarters.

Corporate

Corporate general and administrative (“G&A”) expense of $313,000 in the first three months of 2018 reflected an increase of $172,000 from the $141,000 of expense reported in the first three months of 2017. First quarter 2017 G&A expense includes the $167,000 benefit recorded from a settlement reached with a professional service provider on an outstanding invoice. Excluding this one-time adjustment, G&A expense in the first quarter of 2018 was virtually unchanged from G&A expense in the first quarter of 2017. First quarter 2018 G&A expense was also slightly below fourth quarter 2017 G&A expense of $331,000. With the exception of the bonuses to be paid to our CEO and Executive Chairman of the Board (see Recent Developments) in recognition of their performance in the 2018 DSIT Transaction, which will be recorded in the second quarter of 2018, we believe our quarterly corporate G&A expense will not materially change.

On February 14, 2018, we closed on the 2018 DSIT Transaction initially entered into on January 18, 2018 for the sale of our remaining 41.15% interest in our DSIT Solutions Ltd. business to an Israeli investor group. At closing, we received gross proceeds of $5.8 million before transaction costs, professional fees and withholding taxes. From the gross proceeds, we paid $388,000 of withholding taxes, paid or accrued $441,000 of transaction costs and recorded a loss of $829,000 as the carrying value of our investment in DSIT had previously been written down to the gross proceeds of the 2018 DSIT Transaction. From the proceeds, we also repaid $1,600,000 of amounts due to DSIT and $1,428,000 of loan principal and interest due to directors.

On February 21, 2018, following the receipt of the proceeds from the 2018 DSIT Transaction, we repaid the entire $1.3 million borrowed from certain directors during 2017 along with accrued interest of $128,000.

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three-month periods ended March 31, 2018 and March 31, 2017, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. For segment data, see Note 9 to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

	Three months ended March 31,
	2018		2017		Change from
	($,000)	% of revenues	($,000)	% of revenues	2017 to 2018
Revenue	$1,209	100%	$1,096	100%	10%
Cost of sales	464	38%	482	44%	(4)%
Gross profit	745	62%	614	56%	21%
R&D expenses	129	11%	92	8%	40%
SG&A expenses	984	81%	859	78%	15%
Operating loss	(368)	(30)%	(337)	(31)%	9%
Finance expense, net	(52)	(4)%	(34)	(3)%	53%
Loss before income taxes	(420)	(35)%	(371)	(34)%	13%
Income tax expense	—	—%	—	—%
Net loss after income taxes	(420)	(35)%	(371)	(34)%	13%
Share of income in DSIT	33	3	36	3%	(8)%
Impairment of investment in DSIT	(33)	(3)	—	—%
Loss on sale of DSIT	(829)	(69)%	—	—%
Loss before discontinued operations	(1,249)	(103)%	(335)	(31)%	273%
Income from discontinued operations, net of income taxes	—	—%	65	6%	(100)%
Net loss	(1,249)	(103)%	(270)	(25)%	(363)%
Non-controlling interests share of net loss	27	2%	50	5%	(46)%
Net loss attributable to Acorn Energy, Inc.	$(1,222)	(101)%	$(220)	(20)%	455%

Revenue. Revenue in the first three months of 2018 increased by $113,000, or 10%, from $1,096,000 in the first three months of 2017 to $1,209,000 in the first three months of 2018. OmniMetrix’s increased revenue was primarily attributable to increased monitoring which increased from $542,000 in the first three months of 2017 to $642,000 in the first three months of 2018. The increase in monitoring revenue resulted from an increase in the number of units being monitored.

Gross profit. Gross profit in the first three months of 2018 reflected an increase of $131,000 (21%) as compared to the first three months of 2017. OmniMetrix’s gross profit increased from $614,000 in the first three months of 2017 to $745,000 in the first three months of 2018. OmniMetrix’s increased gross profit was attributable to a combination of its increased revenue and increased gross margin from 56% in the first three months of 2017 to 62% in the first three months of 2018. The increased gross margin is due to a change in the sales mix to higher-margin products.

Research and development (“R&D”) expenses. OmniMetrix’s R&D expense increased from $92,000 in the first three months of 2017 to $129,000 in the first three months of 2018 as it continues development of next-generation PG and CP monitors.

Selling, general and administrative (“SG&A”) expenses. SG&A expenses in the first three months of 2018 reflected an increase of $125,000 (15%) as compared to the first three months of 2017. OmniMetrix’s SG&A expense decreased from $718,000 in the first three months of 2017 to $671,000 in the first three months of 2018. Corporate expense increased from $141,000 in the first three months of 2017 to $313,000 in the first three months of 2018. The decrease at OmniMetrix was due to certain one-time marketing initiatives taken in 2017. The increase in corporate expense was due to a $167,000 benefit from a settlement reached with a professional service provider recorded in the first quarter of 2017. Excluding this one-time adjustment, corporate expense in the first quarter of 2018 was virtually unchanged from the first quarter of 2017.

Loss on sale of DSIT. In the first quarter of 2018, we closed on the sale of our remaining interests in DSIT Solutions Ltd., receiving gross proceeds of $5.8 million before transaction costs, professional fees and withholding taxes. We recorded a loss on the sale of $829,000 as the carrying value of our investment in DSIT had previously been written down to the gross proceeds of the 2018 DSIT Transaction.

Net loss attributable to Acorn Energy. We had a net loss attributable to Acorn shareholders of $1,222,000 in the first three months of 2018 compared to a net loss of $220,000 in the first three months of 2017. Our loss in 2018 is comprised of a loss at OmniMetrix of $85,000, corporate expense of $335,000 and the loss of $829,000 on the sale of our remaining interests in DSIT. These losses were partially offset by $27,000 representing the non-controlling interest share of our loss in OmniMetrix.

Liquidity and Capital Resources

At March 31, 2018 we had a negative working capital of $10,000. Our working capital includes approximately $2.4 million of cash and cash equivalents and deferred revenue of approximately $2.8 million. Such deferred revenue does not require significant cash outlay in order for the revenue to be recognized. Net cash increased during the three months ended March 31, 2018 by $1,940,000, of which $1,581,000 was used in operating activities, $4,971,000 was provided by investing activities and $1,450,000 was used in financing activities.

During the first three months of 2018, our OmniMetrix subsidiary used $175,000 in its operations while our corporate headquarters used $1,406,000 during the same period. Of the cash used in our corporate operating activities, $1,168,000 was used to pay off accumulated unpaid operating expenses that had been advanced in previous periods by DSIT.

Net cash of $4,971,000 was provided by investing activities from the sale of our remaining shares of DSIT.

Net cash of $1,450,000 was used in financing activities during the first three months of 2018. During the period, we repaid $1.3 million of director loans which were received in 2017 and we repaid our $340,000 loan from DSIT. These uses of cash were partially offset by the net proceeds of $190,000 by OmniMetrix under its Loan and Security Agreement (see below).

In October 2017, OmniMetrix renewed its Loan and Security Agreement with a lender providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1.0 million (an increase of $500,000 from the previous Loan and Security Agreement). Debt incurred under this financing arrangement bears interest at the greater of prime (4.75% at March 31, 2018) plus 2% or 6% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.9% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 16.8%. OmniMetrix also agreed to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of one year beginning November 1, 2017. At March 31, 2018, OmniMetrix’s loan balance under the Loan and Security Agreement was approximately $500,000 and it had additional availability of approximately $69,000. At May 8, 2018, OmniMetrix’s loan balance under the Loan and Security Agreement was approximately $160,000 and it had additional availability of approximately $500,000.

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

In 2015, Edgar S. Woolard, Jr., one Acorn’s directors, acquired a 20% interest in Acorn’s OmniMetrix Holdings, Inc. subsidiary (“Holdings”) through the purchase of preferred stock (the “Preferred Stock”) for $1.0 million. Holdings is the holder of 100% of the membership interests OmniMetrix, LLC, through which our OmniMetrix subsidiary operates.

A dividend of 10% per annum accrued on the Preferred Stock. The dividend was payable on the first anniversary of the funding of the investment and quarterly thereafter for so long as the Preferred Stock is outstanding and has not been converted to Common Stock. Through December 31, 2016, a dividend payable of $115,000 was recorded with respect to the Preferred Stock. On December 31, 2016, the director agreed to treat the these accrued dividends and all subsequent accrued and unpaid dividends as a loan to Holdings which bears interest at 8% per year. In December 2016, the director provided Holdings with an additional $50,000 loan under the same terms as the abovementioned accrued dividends.

Through March 31, 2018, a total of $241,000 of dividends accrued on the Preferred Stock and was added to the loan balance. Accrued interest on unpaid balances at March 31, 2018 was $22,000. All principal and interest were due on April 30, 2018.

On May 14, 2018, Holdings and Mr. Woolard entered into an agreement whereby effective May 1, 2018, the dividend on the Preferred Stock was reduced to 8%. In addition, all the amounts due to the Director (accrued dividends, loan and accrued interest) and all future dividends that shall accrue on the Preferred Stock through June 30, 2020 will be paid by Holdings to the Mr. Woolard as follows:

In the year ending March 31, 2019	$140,000
In the year ending March 31, 2020	$280,000
In the year ending March 31, 2021	$83,000

The payments in the agreement will be made only to the extent permitted under OmniMetrix’s credit facility. Dividends shall be paid only to the extent provided under Holdings’ Amended and Restated Certificate of Incorporation and permitted under Delaware law.

In addition to the amounts owed to Mr. Woolard, OmniMetrix owes Acorn approximately $3.5 million for loans, accrued interest and expenses advanced to it by Acorn. Such amounts will only be repaid to Acorn when OmniMetrix is generating sufficient cash to allow such repayment.

We had approximately $2,370,000 of corporate cash and cash equivalents on March 31, 2018, and approximately $1,950,000 on May 8, 2018. We believe that our current cash plus the cash expected to be generated from operations and borrowing from available lines of credit, if necessary, will provide sufficient liquidity to finance the operating activities of Acorn and the operations of its operating subsidiaries for at least the next 12 months.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of March 31, 2018.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Years Ending March 31, (in thousands)
	Total	2019	2020-2021	2022-2023	2024 and thereafter
Debt	$503	$503	$—	$—	$—
Operating leases	192	110	82	—	—
Due to directors	312	140	172	—	—
Total contractual cash obligations	$1,007	$753	$254	$—	$—

We expect to finance the contractual commitments for continuing operations from cash currently on hand and cash generated from operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, escrow deposits and trade accounts receivable. The Company’s cash, cash equivalents and escrow deposits were deposited primarily with U.S. banks and brokerage firms and amounted to approximately $2.4 million at March 31, 2018. The Company does not believe there is significant risk of non-performance by these counterparties. Approximately 55% of the accounts receivable at March 31, 2018 was due from two customers (42% and 13%) who pay their receivables over usual credit periods (the Company collected $441,000 of the $552,000 due from these two customers in April 2018). Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base.

Fair Value of Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values due to the short maturity of such investments.

Interest Rate Risk

In October 2017, OmniMetrix renewed its Loan and Security Agreement with a lender providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1.0 million (an increase of $500,000 from the previous Loan and Security Agreement). Debt incurred under this financing arrangement bears interest at the greater of prime (4.75% at March 31, 2018) plus 2% or 6% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.9% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 16.8%. OmniMetrix also agreed to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of one year beginning November 1, 2017.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses noted in our Annual Report on Form 10-K for the year ended December 31, 2017, to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As noted in our Annual Report on Form 10-K for the year ended December 31, 2017, we employ a decentralized internal control methodology, coupled with management’s oversight, whereby each subsidiary is responsible for mitigating its risks to financial reporting by implementing and maintaining effective control policies and procedures and subsequently translating that respective risk mitigation up and through to the parent level and to our external financial statements. In addition, as our subsidiaries are not large enough to effectively mitigate certain risks by segregating incompatible duties, management must employ compensating mechanisms throughout our company in a manner that is feasible within the constraints it operates.

The material weaknesses management identified were caused by an insufficient complement of resources at our OmniMetrix subsidiary and limited IT system capabilities, such that individual control policies and procedures at certain subsidiaries could not be implemented, maintained, or remediated when and where necessary. As a result, a majority of the significant process areas management identified for our OmniMetrix subsidiary had one or more material weaknesses present.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6.	EXHIBITS.

#10.1	Letter Agreement, dated December 31, 2016, between OMX Holdings, Inc. and Edgar Woolard.

#10.2	Grid Note of OmniMetrix LLC and OMX Holdings, Inc. in favor of Edgar Woolard, dated December 31, 2016.

#10.3	Share Purchase Agreement, dated as of January 18, 2018, by and between Acorn Energy, Inc., Danbel Holdings Ltd. and M.N. Wasserman Ltd.

#10.4	Consulting Agreement, dated as of April 9, 2018, by and between Acorn Energy, Inc. and Jan H. Loeb.

#10.5	Letter Agreement, dated as of May 1, 2018, between OMX Holdings, Inc. and Edgar Woolard.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-Q for the quarter ended March 31, 2018, filed on May 15, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: May 15, 2018

	By:	/s/ MICHAEL BARTH
Michael Barth
Chief Financial Officer

