Form 10-Q
period 2018-06-30
ACORN ENERGY, INC.
filed 2018-08-14
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

Commission file number: 001-33886

ACORN ENERGY, INC.

(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2786081 (I.R.S. Employer Identification No.)

1000 N West Street, Suite 1200, Wilmington, Delaware (Address of principal executive offices)	19801 (Zip Code)

302-656-1708

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2018
Common Stock, $0.01 par value per share	29,555,786

ACORN ENERGY, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended June 30, 2018

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

PART I

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of June 30, 2018	As of December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,781	$481
Accounts receivable, net	754	1,103
Inventory, net	257	229
Investment in DSIT	—	5,800
Deferred charges	917	999
Other current assets	176	91
Total current assets	3,885	8,703
Property and equipment, net	106	139
Other assets	485	380
Total assets	$4,476	$9,222
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Short-term credit	$190	$313
Accounts payable	423	489
Accrued expenses	499	466
Deferred revenue	2,762	2,753
Due to Acorn directors	180	1,690
Due to DSIT	―	1,624
Other current liabilities	186	185
Total current liabilities	4,240	7,520
Non-current liabilities:
Deferred revenue	965	811
Due to Acorn directors	163	―
Other non-current liabilities	47	139
Total non-current liabilities	1,175	950
Commitments and contingencies
Equity (Deficit):
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share:
Authorized – 42,000,000 shares; Issued – 30,339,228 and 30,302,271 shares at June 30, 2018 and December 31, 2017, respectively	303	303
Additional paid-in capital	99,846	99,819
Warrants	1,600	1,600
Accumulated deficit	(99,823)	(98,215)
Treasury stock, at cost – 801,920 shares at June 30, 2018 and December 31, 2017	(3,036)	(3,036)
Total Acorn Energy, Inc. shareholders’ equity (deficit)	(1,110)	471
Non-controlling interests	171	281
Total equity (deficit)	(939)	752
Total liabilities and equity (deficit)	$4,476	$9,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Six months ended June 30,		Three months ended June 30,
	2018	2017	2018	2017

Revenue	$2,439	$2,141	$1,230	$1,045
Cost of sales	958	933	494	451
Gross profit	1,481	1,208	736	594
Operating expenses:
Research and development expenses	260	268	131	176
Selling, general and administrative expenses	2,133	1,784	1,149	925
Total operating expenses	2,393	2,052	1,280	1,101
Operating loss	(912)	(844)	(544)	(507)
Finance expense, net	(79)	(86)	(27)	(52)
Loss before income taxes	(991)	(930)	(571)	(559)
Income tax expense	—	―	—	—
Net loss after income taxes	(991)	(930)	(571)	(559)
Shares of income in DSIT	33	69	―	33
Impairment of investment in DSIT	(33)	―	―	―
Loss on sale of interest in DSIT, net of withholding taxes and transaction costs	(829)	―	―	―
Loss before discontinued operations	(1,820)	(861)	(571)	(526)
Income from discontinued operations, net of income taxes	—	65	—	―
Net loss	(1,820)	(796)	(571)	(526)
Non-controlling interest share of net loss	60	85	33	35
Net loss attributable to Acorn Energy, Inc. shareholders	$(1,760)	$(711)	$(538)	$(491)

Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders:
Continuing operations	$(0.06)	$(0.02)	$(0.02)	$(0.02)
Discontinued operations	―	$0.00	—	―
Total attributable to Acorn Energy, Inc. shareholders	$(0.06)	$(0.02)	$(0.02)	$(0.02)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic	29,531	29,368	29,537	29,402
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders –diluted	29,531	29,368	29,537	29,402

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT) (UNAUDITED)

(IN THOUSANDS)

	Acorn Energy, Inc. Shareholders
	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Total Acorn Energy, Inc. Shareholders’ Equity (Deficit)	Non-controlling interests	Total Equity (Deficit)
Balances as of December 31, 2017	30,302	$303	$99,819	$1,600	$(98,215)	$(3,036)	$471	$281	$752
Adjustment of retained earnings in accordance with ASC 606 (see Note 10)	—	—	—	—	152	—	152	—	152
Net loss	—	—	—	—	(1,760)	—	(1,760)	(60)	(1,820)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(50)	(50)
Shares granted in lieu of director fees	37	*	9	—	—	—	9	—	9
Stock option compensation	—	—	18	—	—	—	18	—	18
Balances as of June 30, 2018	30,339	$303	$99,846	$1,600	$(99,823)	$(3,036)	$(1,110)	$171	$(939)

* Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Six months ended June 30,
	2018	2017
Cash flows used in operating activities:
Net loss	$(1,820)	$(796)
Income from discontinued operations	—	(65)
Depreciation and amortization	33	40
Loss on sale of investment in DSIT, net of income taxes and transaction costs	829	—
Impairment of investment in DSIT	33	—
Share of income in DSIT	(33)	(69)
Stock-based compensation	18	18
Director fees paid in common stock	9	16
Change in operating assets and liabilities:
Decrease in accounts receivable	349	411
Increase in inventory	(28)	(2)
Decrease in deferred charges	64	—
Increase in other current assets and other assets	(20)	—
Decrease in accounts payable and accrued expenses	(33)	(441)
Increase in deferred revenue	163	124
Decrease in amounts due to DSIT and directors	(1,381)	—
Decrease in other current liabilities and non-current liabilities	(91)	—
Net cash used in operating activities – continuing operations	(1,908)	(764)
Net cash used in operating activities – discontinued operations	—	(7)
Net cash used in operating activities	(1,908)	(771)

Cash flows provided by investing activities:
Proceeds from the sale of interests in DSIT, net of transaction costs	4,971	—
Net cash provided by investing activities – continuing operations	4,971	―
Net cash provided by investing activities – discontinued operations	―	50
Net cash provided by investing activities	4,971	50

Cash flows provided by (used in) financing activities:
Short-term credit, net	(123)	(91)
Proceeds from loans from directors	—	900
Repayment of director loans	(1,300)	—
Repayments of loans from DSIT	(340)	—
Net cash provided by (used in) financing activities	(1,763)	809

Net increase in cash and cash equivalents	1,300	88
Cash and cash equivalents at the beginning of the year – discontinued operations	—	19
Cash and cash equivalents at the beginning of the year – continuing operations	481	222
Cash and cash equivalents at the end of the period – discontinued operations	—	12
Cash and cash equivalents at the end of the period – continuing operations	$1,781	$317

Non-cash investing and financing activities:
Accrual of preferred dividends to outside investor in OmniMetrix and subsequent conversion to loan	$50	$50

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1— BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. All dollar amounts in the notes to the condensed consolidated financial statements are in thousands except for per share data.

Certain reclassifications have been made to the Company’s condensed consolidated financial statements for the six-month period ended June 30, 2018 to conform to the current period’s condensed consolidated financial statement presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard will be effective in the first quarter of fiscal year 2020, although early adoption is permitted (but no sooner than the adoption of Topic 606). The Company is currently evaluating the effect the adoption of this ASU will have on its financial statements.

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

The Company’s share of DSIT’s net income for the period from January 1, 2018 to the Closing Date and the six-month period ended June 30, 2017 can be seen below:

	Period from January 1, 2018 to the Closing Date	Six months ending June 30, 2017

Revenue	$4,481	$8,062
Cost of sales	2,842	5,315
Gross profit	1,639	2,747

Net income	$160	$169

Acorn’s share of net income in DSIT	$33	$69

The activity of the Company’s Investment in DSIT for the period from January 1, 2018 to June 30, 2018 can be seen below:

Equity Investment balance in DSIT
Balance at December 31, 2017	$5,800
Acorn’s share of net income in DSIT for the period from January 1, 2018 to the Closing Date	33
Impairment	(33)
Sale of Investment in DSIT	(5,800)
Balance at June 30, 2018	$—

NOTE 4—Discontinued Operations

In April 2016, the Company announced that it had decided to cease operations of its GridSense activities. As a result of this decision, GridSense activities are reported as a discontinued operation.

GridSense’s operating results for the six months ended June 30, 2018 and 2017 are included in “Income from discontinued operations, net of income taxes” in the Company’s Condensed Consolidated Statements of Operations. Summarized financial information for GridSense’s operations for the six months ended June 30, 2018 and 2017 are presented below:

	Six months ended June 30,
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

Prior to the repayment of these loans on February 22, 2018, the Company accrued $21 of interest expense in the six months ended June 30, 2018 compared to $41 of interest expense accrued in the six months ended June 30, 2017, with regard to these director loans.

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

On May 14, 2018, Holdings and the Director entered into an agreement whereby effective May 1, 2018, the dividend on the Preferred Stock was reduced to 8%. In addition, all the amounts due to the Director (accrued dividends, loan and accrued interest) and all future dividends that shall accrue on the Preferred Stock through June 30, 2020 will be paid by Holdings to the Director as follows:

In the year ending June 30, 2019	$180
In the year ending June 30, 2020	$323

At June 30, 2018, the obligation to the Director was $343 including accrued interest on unpaid balances of $27.

The payments in the agreement will be made only to the extent permitted under OmniMetrix’s credit facility.

(c) OmniMetrix Amounts due to Acorn

OmniMetrix owes Acorn approximately $3,533 for loans, accrued interest and expenses advanced to it by Acorn since its acquisition in 2012. Such amounts are eliminated in consolidation and will only be repaid to Acorn when OmniMetrix is generating sufficient cash to allow such repayment.

NOTE 6— RESTRUCTURING AND RELATED CHARGES

In 2013, OmniMetrix restructured its operations to better align expenses with revenues following a change in management. The restructuring involved employee severance and termination benefits as well as a charge for a significant reduction in the utilization of its leased facility in Buford and a write-down of a majority of the remaining book value of leasehold improvements associated with the leased facility. At December 31, 2017, $129 of lease payments associated with the reduced utilization of leased facilities remained unpaid. During the six months ended June 30, 2018, OmniMetrix paid $32 of this liability. The total remaining accrued restructuring balance of $97 is expected to be paid in full by December 31, 2019 and is included in Other current liabilities ($64) and Other liabilities ($33) in the Company’s condensed consolidated balance sheets.

NOTE 7—SHORT-TERM CREDIT FACILITY

In October 2017, OmniMetrix renewed its Loan and Security Agreement providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1,000. Debt incurred under this financing arrangement bears interest at the greater of prime (5.00% at June 30, 2018) plus 2% or 6% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.9% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 17.8%. OmniMetrix also agreed to continue to maintain a minimum loan balance of $150 in its line-of-credit with the lender for a minimum of one year beginning November 1, 2017.

OmniMetrix had an outstanding balance of $190 and $313 as of June 30, 2018 and December 31, 2017, respectively, pursuant to the Loan and Security Agreement. OmniMetrix’s additional availability under the Loan and Security agreement was $130 and $182 at June 30, 2018 and December 31, 2017, respectively.

NOTE 8—EQUITY

(a) Acorn Stock Options

A summary of stock option activity for the six months ended June 30, 2018 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,401,489	$3.45
Granted	125,000	0.31
Exercised	—
Forfeited or expired	(7,500)	$0.14
Outstanding at June 30, 2018	1,518,989	$3.21	2.7 years	$25
Exercisable at June 30, 2018	1,433,155	$3.38	2.7 years	$22

The options granted in 2018 were to directors (90,000 with an exercise price ranging from $0.23 to $0.35), an employee (30,000 with an exercise price of $0.41) and a non-employee (5,000 with an exercise price of $0.23). The fair value of the options granted is $29 and was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	2.6%
Expected term of options	6.6 years
Expected annual volatility	85%
Expected dividend yield	—%

(b) Stock-based Compensation Expense

Stock-based compensation expense included in Selling, general and administrative expenses in the Company’s Condensed Statements of Operations was $18 and $18 for the six-month periods ended June 30, 2018 and June 30, 2017, respectively, and $11 and $5 for the three-month periods ended June 30, 2018 and June 30, 2017, respectively. The balance of unamortized stock compensation as of June 30, 2018 was $23.

(c) Common Stock in Lieu of Board Fees

Each director of the Company may elect by written notice delivered on or before the first day of each calendar year whether to receive, in lieu of some or all of his or her retainer and board fees, that number of shares of Company Common Stock as shall have a value equal to the applicable retainer and board fees, based on the closing price of the Company’s Common Stock on its then-current trading platform or exchange on the last trading day immediately preceding the first day of the applicable year. Once made, the election shall be irrevocable for such election year and the shares subject to the election shall vest and be issued one-fourth upon the first day of the election year and one-fourth as of the first day of each of the second through fourth calendar quarters thereafter during the remainder of the election year. For the 2018 calendar year, one of our directors elected to receive Common Stock in lieu of retainer and board fees of $17. Accordingly, this director was issued 18,479 shares of Common Stock in January 2018 for the first quarter of 2018, 18,478 shares of Common Stock on April 2, 2018 for the second quarter of 2018 and 18,478 shares of Common Stock on July 2, 2018 for the third quarter of 2018. This director resigned from the Company’s Board of Directors on August 6, 2018.

(d) Warrants

The Company previously issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2017	2,654,423	$1.46
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2018	2,654,423	$1.46	1.7 years

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

The following tables represent segmented data for the six- and three-month periods ended June 30, 2018 and June 30, 2017:

	PG	CP	Total
Six months ended June 30, 2018:
Revenues from external customers	$1,767	$672	$2,439
Intersegment revenues	—	—	—
Segment gross profit	1,181	300	1,481
Depreciation and amortization	24	9	33
Segment loss before income taxes	(39)	(155)	(194)

Six months ended June 30, 2017:
Revenues from external customers	$1,712	$429	$2,141
Intersegment revenues	—	—	—
Segment gross profit	1,018	190	1,208
Depreciation and amortization	32	8	40
Segment loss before income taxes	(274)	(149)	(423)

Three months ended June 30, 2018:
Revenues from external customers	$881	$349	$1,230
Intersegment revenues	—	—	—
Segment gross profit	593	143	736
Depreciation and amortization	12	4	16
Segment loss before income taxes	(18)	(92)	(110)

Three months ended June 30, 2017:
Revenues from external customers	$814	$231	$1,045
Intersegment revenues	—	—	—
Segment gross profit	498	96	594
Depreciation and amortization	16	4	20
Segment loss before income taxes	(129)	(85)	(214)

Reconciliation of Segment Loss to Consolidated Net Loss Before Income Taxes

	Six months ended June 30,		Three months ended June 30,
	2018	2017	2018	2017
Total net loss before income taxes for reportable segments	$(194)	$(423)	$(110)	$(214)
Unallocated cost of corporate headquarters	(797)	(507)	(461)	(345)
Consolidated loss before income taxes	(991)	(930)	(571)	(559)

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

Sales of OmniMetrix monitoring systems include the sale of equipment (“HW”) and of monitoring services (“Monitoring”). Sales of OmniMetrix monitoring systems have multiple elements which include the sale of equipment and of monitoring services. Sales of OmniMetrix equipment do not qualify as a separate unit of accounting. As a result, revenue (and related costs) associated with sale of equipment are recorded to deferred revenue (and deferred charges) upon shipment for PG and CP monitoring units. Revenue and related costs with respect to the sale of equipment are recognized over the estimated life of the units which are currently estimated to be three years (two years up to December 31, 2017). Revenues from the prepayment of monitoring fees (generally paid twelve months in advance) are initially recorded as deferred revenue upon receipt of payment from the customer and then amortized to revenue over the monitoring service period.

The following table disaggregates the Company’s revenue for the six- and three-month periods ended June 30, 2018 and 2017:

	HW	Monitoring	Total
Six months ended June 30, 2018:
PG Segment	$568	$1,199	$1,767
CP Segment	572	100	672
Total Revenue	$1,140	$1,299	$2,439

	HW	Monitoring	Total
Six months ended June 30, 2017:
PG Segment	$667	$1,045	$1,712
CP Segment	387	42	429
Total Revenue	$1,054	$1,087	$2,141

	HW	Monitoring	Total
Three months ended June 30, 2018:
PG Segment	$275	$606	$881
CP Segment	298	51	349
Total Revenue	$573	$657	$1,230

	HW	Monitoring	Total
Three months ended June 30, 2017:
PG Segment	$293	$521	$814
CP Segment	207	24	231
Total Revenue	$500	$545	$1,045

Deferred revenue activity for the six months ended June 30, 2018 can be seen in the table below:

	HW	Monitoring	Total
Balance at December 31, 2017	$2,227	$1,337	$3,564
Additions during the period	1,217	1,385	2,602
Recognized as revenue	(1,140)	(1,299)	(2,439)
Balance at June 30, 2018	2,304	1,423	$3,727

Amounts to be recognized as revenue in the year ending:
June 30, 2019	1,515	1,247	2,762
June 30, 2020	527	171	698
June 30, 2021 and thereafter	262	5	267
	$2,304	$1,423	$3,727

Deferred charges relate only to the sale of equipment. Deferred charges activity for the six months ended June 30, 2018 can be seen in the table below:

Balance at December 31, 2017	$1,374
Additions during the period	681
Recognized as cost of sales	(691)
Balance at June 30, 2018	$1,364

Amounts to be recognized as cost of sales in the year ending:
June 30, 2019	$917
June 30, 2020	304	*
June 30, 2021 and thereafter	143	*
	$1,364

* Amounts included in Other Assets in the Company’s Unaudited Condensed Consolidated Balance Sheets at June 30, 2018.

The Company pays its employees sales commissions for sales of HW and for first sales of monitoring services (not for renewals). In accordance with Topic 606, Revenue from Contracts with Customers, of the FASB Accounting Standards Codification (“ASC 606”), the Company capitalizes as a contract asset the sales commissions on these sales. Contract assets associated with HW are amortized over the estimated life of the units which are currently estimated to be three years (two years up to December 31, 2017). Contract assets associated with monitoring services are amortized over the expected monitoring life including renewals. The contract asset balance at December 31, 2017 of $152 has been recorded as an adjustment to retained earnings in adopting ASC 606 under the modified retrospective method.

The following table provides a reconciliation of the Company’s sales commissions contract assets for the six-month period ended June 30, 2018:

	HW	Monitoring	Total
Balance at December 31, 2017	$125	$27	$152
Additions during the period	45	9	54
Amortization of sales commissions	(47)	(5)	(52)
Balance at June 30, 2018	$123	$31	$154

The capitalized sales commissions are included in Other Current Assets ($121) and Other Assets ($33) in the Company’s Unaudited Condensed Consolidated Balance Sheets at June 30, 2018.

NOTE 11—COMMITMENTS

New CEO Consulting Agreement

On April 9, 2018, the Company entered into a new consulting agreement (the “New Consulting Agreement”) with Jan H. Loeb extending the arrangements for compensation of Mr. Loeb for his services as President and CEO. The previous consulting agreement with Mr. Loeb (the “2017 Consulting Agreement”) expired on January 7, 2018. Following the expiration of the 2017 Consulting Agreement, Mr. Loeb continued to provide the Company with consulting and other services and was compensated at the same rate of monthly cash compensation provided for in the 2017 Consulting Agreement. The New Consulting Agreement expires on December 31, 2019.

Pursuant to the New Consulting Agreement, Mr. Loeb receives cash compensation of $12 per month commencing May 1, 2018. Mr. Loeb also received a bonus of $100 in recognition of his performance in the sale of the Company’s remaining shares of DSIT Solutions Ltd. He will be eligible for two additional bonuses during the term of the New Consulting Agreement: $150 upon consummation of a corporate acquisition transaction approved by the Company’s Board, and $150 upon consummation of a corporate financing/funding transaction approved by the Company’s Board. Mr. Loeb also received a grant on May 1, 2018 of options to purchase 35,000 shares of the Company’s common stock, which shall be exercisable at an exercise price of $0.35 per share, which was the closing price of the Company’s common stock on April 30, 2018. Fifty percent (50%) of the options vested immediately, twenty-five percent (25%) of the options vested on July 1, 2018, and the remaining twenty-five percent (25%) of the options will vest on October 1, 2018. The fair value of these options was $9. The exercise period and other terms are substantially the same as the terms of the options the Company has granted to its outside directors.

Executive Chairman of the Board

On April 9, 2018, Christopher E. Clouser, a member of the Company’s Board of Directors, was appointed to the newly-created position of Executive Chairman of the Board.

For the performance of his additional duties as Executive Chairman, Mr. Clouser’s compensation was increased by $36 per year (to an annual rate of $71) effective May 1, 2018. Mr. Clouser was also awarded a bonus of $50 in recognition of his performance in the sale of the Company’s shares of DSIT Solutions Ltd.

Mr. Clouser’s service as Executive Chairman and as a member of the Company’s Board of Directors terminated at the 2018 Annual Meeting of Stockholders on August 6, 2018.

CFO Consulting Agreement

On June 1, 2018, the Company entered into a Consulting Agreement with Tracy Clifford Consulting, LLC, for the provision of the services of Tracy Clifford as the Company’s Chief Financial Officer following the resignation of Michael Barth, the Company’s previous Chief Financial Officer. In such capacity, Ms. Clifford acts as a consultant to, and not an employee of, the Company. The initial term of the Consulting Agreement began on June 1, 2018, and expires on June 1, 2019, and will automatically renew unless terminated as provided therein. Pursuant to the Consulting Agreement, Ms. Clifford receives cash compensation at a rate of $102 per annum. Ms. Clifford will also receive additional cash compensation at the rate of $0.2 per hour for each hour worked in excess of an aggregate of 520 hours during any one-year term. Ms. Clifford also received a grant on June 1, 2018 of options to purchase 30,000 shares of the Company’s common stock, with an exercise price of $0.41 per share, which was the closing price of the common stock on May 31, 2018. The fair value of these options was $9. The options will vest and become exercisable on the first anniversary of the date of grant, and shall expire upon the earlier of (a) seven years from grant or (b) 18 months from the date Ms. Clifford ceases to be a consultant to the Company. At the beginning of each additional one-year term, the Company shall grant Ms. Clifford an additional 30,000 stock options, which shall have an exercise price equal to the most recent closing price immediately preceding the grant date and otherwise have the same terms as the options described above.

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

	Six months ended June 30, 2018
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$2,439	$—	$2,439
Cost of Sales	958	—	958
Gross profit	1,481	—	1,481
Gross profit margin	61%		61%
R& D expenses	260	—	260
Selling, general and administrative expenses	1,354	779	2,133
Operating loss	$(133)	$(779)	$(912)

	Six months ended June 30, 2017
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$2,141	$—	$2,141
Cost of Sales	933	—	933
Gross profit	1,208	—	1,208
Gross profit margin	56%		56%
R& D expenses	268	—	268
Selling, general and administrative expenses	1,336	448	1,784
Operating loss	$(396)	$(448)	$(844)

	Three months ended June 30, 2018
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$1,230	$—	$1,230
Cost of Sales	494	—	494
Gross profit	736	—	736
Gross profit margin	60%		60%
R& D expenses	131	—	131
Selling, general and administrative expenses	683	466	1,149
Operating loss	$(78)	$(466)	$(544)

	Three months ended June 30, 2017
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$1,045	$—	$1,045
Cost of Sales	451	—	451
Gross profit	594	—	594
Gross profit margin	57%		57%
R& D expenses	176	—	176
Selling, general and administrative expenses	618	307	925
Operating loss	$(200)	$(307)	$(507)

BACKLOG

As of June 30, 2018, our backlog of work to be completed (primarily deferred revenue) at our OmniMetrix subsidiary totaled approximately $3.7 million.

RECENT DEVELOPMENTS

New CEO Consulting Agreement

As previously disclosed, on April 9, 2018, we entered into a new consulting agreement (the “New Consulting Agreement”) with Jan H. Loeb extending the arrangements for compensation of Mr. Loeb for his services as President and CEO. The previous consulting agreement with Mr. Loeb (the “2017 Consulting Agreement”) expired on January 7, 2018. Following the expiration of the 2017 Consulting Agreement, Mr. Loeb continued to provide us with consulting and other services and was compensated at the same rate of monthly cash compensation provided for in the 2017 Consulting Agreement. The New Consulting Agreement expires on December 31, 2019.

Pursuant to the New Consulting Agreement, Mr. Loeb receives cash compensation of $12,000 per month commencing May 1, 2018. Mr. Loeb also received a bonus of $100,000 in recognition of his performance in the sale of our remaining shares of DSIT Solutions Ltd. He will be eligible for two additional bonuses during the term of the New Consulting Agreement: $150,000 upon consummation of a corporate acquisition transaction approved by our Board, and $150,000 upon consummation of a corporate financing/funding transaction approved by our Board. Mr. Loeb also received a grant on May 1, 2018 of options to purchase 35,000 shares of our common stock, which shall be exercisable at an exercise price of $0.35 per share, which was the closing price of our common stock on April 30, 2018. Fifty percent (50%) of the options vested immediately, twenty-five percent (25%) of the options vested on July 1, 2018, and the remaining twenty-five percent (25%) of the options will vest on October 1, 2018. The exercise period and other terms are substantially the same as the terms of the options we have granted to our outside directors.

Executive Chairman of the Board

As previously disclosed, on April 9, 2018, Christopher E. Clouser, a member of our Board of Directors, was appointed to the newly-created position of Executive Chairman of the Board.

For the performance of his additional duties as Executive Chairman, Mr. Clouser’s compensation was increased by $36,000 per year (to an annual rate of $71,000) effective May 1, 2018. Mr. Clouser was also awarded a bonus of $50,000 in recognition of his performance in the sale of our shares of DSIT Solutions Ltd.

Mr. Clouser’s service as Executive Chairman and as a member of our Board of Directors terminated at the 2018 Annual Meeting of Stockholders on August 6, 2018.

Loans to OmniMetrix Holdings

In 2015, Edgar S. Woolard, Jr., one of Acorn’s directors, acquired a 20% interest in Acorn’s OmniMetrix Holdings, Inc. subsidiary (“Holdings”) through the purchase of preferred stock (the “Preferred Stock”) for $1.0 million. Holdings is the holder of 100% of the membership interests OmniMetrix, LLC through which our OmniMetrix subsidiary operates.

As previously disclosed, on May 14, 2018, Holdings and Mr. Woolard entered into an agreement whereby effective May 1, 2018, the dividend on the Preferred Stock was reduced to 8%. In addition, all the amounts due to the Director (accrued dividends, loan and accrued interest) and all future dividends that shall accrue on the Preferred Stock through June 30, 2020 will be paid by Holdings to Mr. Woolard as follows:

In the year ending June 30, 2019	$180,000
In the year ending June 30, 2020	$323,000

The payments in the agreement will be made only to the extent permitted under OmniMetrix’s credit facility.

CFO Consulting Agreement

On June 1, 2018, we entered into a Consulting Agreement with Tracy Clifford Consulting, LLC, for the provision of the services of Tracy Clifford as our Chief Financial Officer following the resignation of Michael Barth, our previous Chief Financial Officer. In such capacity, Ms. Clifford acts as a consultant to, and not an employee of ours. The initial term of the Consulting Agreement began on June 1, 2018, and expires on June 1, 2019, and will automatically renew unless terminated as provided therein. Pursuant to the Consulting Agreement, Ms. Clifford receives cash compensation of $102,000 per annum. Ms. Clifford will also receive additional cash compensation at the rate of $200 per hour for each hour worked in excess of an aggregate of five hundred twenty (520) hours during any one-year term. Ms. Clifford also received a grant on June 1, 2018 of options to purchase 30,000 shares of our common stock, with an exercise price of $0.41 per share, which was the closing price of the common stock on May 31, 2018. The options will vest and become exercisable on the first anniversary of the date of grant, and shall expire upon the earlier of (a) seven years from grant or (b) 18 months from the date Ms. Clifford ceases to be a consultant to us. At the beginning of each additional one-year term, we shall grant Ms. Clifford an additional 30,000 stock options, which shall have an exercise price equal to the most recent closing price immediately preceding the grant date and otherwise have the same terms as the options described above.

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

On January 18, 2018, we entered into a Share Purchase Agreement for the sale of our remaining interest in DSIT to an Israeli investor group (the “2018 DSIT Transaction”). Following the closing of the transaction on February 14, 2018, we no longer report DSIT’s results on the equity method.

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

OmniMetrix has two divisions: PG and CP. In the first six months of 2018, OmniMetrix recognized $2,439,000 of revenue ($1,767,000 in PG activities and $672,000 in CP activities) as compared to $2,141,000 of revenue ($1,712,000 in PG activities and $429,000 in CP activities) recorded in the first six months of 2017, representing an increase of 14%. Monitoring revenue increased 20% from $1,087,000 in the first six months of 2017 to $1,299,000 in the first six months of 2018, while revenue recognized from the sale of hardware increased 8% from $1,054,000 in the first six months of 2017 to $1,140,000 in the first six months of 2018. The increase in recognized revenue from the sale of hardware is due to increase in sales period over period. The increase in monitoring revenue is driven by a significant increase in number of units being monitored. Total revenue increased in second quarter 2018 by 2% as compared to total revenue in first quarter 2018.

OmniMetrix’s gross profit of $1,481,000 for the first six months of 2018 reflected a gross margin of 61% on the period’s revenue. Such gross profit represents an increase from first six months of 2017’s gross profit of $1,208,000 (gross margin of 56%). The increase in the gross profit compared to the first six months of 2017 was attributable to a combination of increased revenue as well as increased gross margins.

OmniMetrix’s gross margin on hardware revenue increased from 27% in the first six months of 2017 to 35% in the first six months of 2018. The increase in hardware gross margin was the result of increased PG hardware margins from 20% in the six-month period in 2017 to 29% in the six-month period in 2018. This increase was due to a change in the sales mix to higher-margin PG and CP products. The underlying cost of these units has been reduced as a result of our product development efforts which resulted in the increase in the margin. The margin on monitoring revenue decreased slightly from 85% in the first six months of 2017 to 83% in the first six months of 2018.

During the first six months of 2018, OmniMetrix recorded $260,000 of R&D expense as compared to approximately $268,000 of R&D expense in the first six months of 2017. OmniMetrix R&D expense is focused on continuing its development of next-generation PG and CP monitors.

During the first six months of 2018, OmniMetrix recorded $1,354,000 of SG&A (“Selling, General and Administrative”) expense. Such costs reflect an increase of $18,000 (1%) as compared to SG&A expense of $1,336,000 in the first six months of 2017. Second quarter 2018 SG&A expense of $683,000 was also slightly above (2%) first quarter 2018 SG&A expense of $671,000. We do not expect SG&A expense to materially change in the coming quarters but are currently evaluating a potential investment in technology and additional sales personnel in that latter half of 2018.

Corporate

Corporate general and administrative (“G&A”) expense of $779,000 in the first six months of 2018 reflected an increase of $331,000 from the $448,000 of G&A expense reported in the first six months of 2017. The first six months of 2017 G&A expense includes the $167,000 benefit recorded from a settlement reached with a professional service provider on an outstanding invoice. In addition, first six months 2018 G&A expense included combined one-time bonuses of $150,000 paid to our CEO and Executive Chairman of the Board (see Recent Developments) in recognition of their performance in the 2018 DSIT Transaction and $20,000 in the aggregate of transition consulting fees paid to our former CFO. Excluding these non-recurring items from 2017 and 2018, G&A expense for the first six months of 2018 decreased $6,000, essentially flat when compared to G&A expense of $615,000 for the first six months of 2017. Excluding the aforementioned bonuses, second quarter 2018 G&A expense was also virtually unchanged from first quarter 2018 G&A expense. Excluding the non-recurring bonuses recorded in the second quarter of 2018, we do not expect our quarterly corporate G&A expense to materially change.

On February 14, 2018, we closed on the 2018 DSIT Transaction initially entered into on January 18, 2018 for the sale of our remaining 41.15% interest in our DSIT Solutions Ltd. business to an Israeli investor group. At closing, we received gross proceeds of $5.8 million before transaction costs, professional fees and withholding taxes. From the gross proceeds, we paid $388,000 of withholding taxes, paid or accrued $441,000 of transaction costs and recorded a loss of $829,000 as the carrying value of our investment in DSIT had previously been written down to the gross proceeds of the 2018 DSIT Transaction. From the proceeds, we also repaid $1,600,000 of amounts due to DSIT and the entire outstanding amount of loan principal ($1.3 million) and interest ($128,000) due to directors.

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the six-month periods ended June 30, 2018 and June 30, 2017, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. For segment data, see Note 9 to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

	Six months ended June 30,
	2018		2017		Change from
	($,000)	% of revenues	($,000)	% of revenues	2017 to 2018
Revenue	$2,439	100%	$2,141	100%	14%
Cost of sales	958	39%	933	44%	3%
Gross profit	1,481	61%	1,208	56%	23%
R&D expense	260	11%	268	13%	(3)%
SG&A expense	2,133	87%	1,784	83%	20%
Operating loss	(912)	(37)%	(844)	(39)%	8%
Finance expense, net	(79)	(3)%	(86)	(4)%	(8)%
Loss before income taxes	(991)	(41)%	(930)	(43)%	7%
Income tax expense	—	—%	—	—%
Net loss after income taxes	(991)	(41)%	(930)	(43)%	7%
Share of income in DSIT	33	1%	―	― %	(8)%
Impairment of investment in DSIT	(33)	(1)%	—	—%	100%
Loss on sale of DSIT	(829)	(34)%	69	3%	(1301)%
Loss before discontinued operations	(1,820)	(75)%	(861)	(40)%	111%
Income from discontinued operations, net of income taxes	—	—%	65	3%	(100)%
Net loss	(1,820)	(75)%	(796)	(37)%	129%
Non-controlling interests share of net loss	60	2%	85	4%	(29)%
Net loss attributable to Acorn Energy, Inc.	$(1,760)	(72)%	$(711)	(33)%	148%

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three-month periods ended June 30, 2018 and June 30, 2017, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. For segment data, see Note 9 to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

	Three months ended June 30,
	2018		2017		Change from
	($,000)	% of revenues	($,000)	% of revenues	2017 to 2018
Revenue	$1,230	100%	$1,045	100%	18%
Cost of sales	494	40%	451	43%	10%
Gross profit	736	60%	594	57%	24%
R&D expenses	131	11%	176	17%	(26)%
SG&A expenses	1,149	93%	925	89%	24%
Operating loss	(544)	(44)%	(507)	(49)%	7%
Finance expense, net	(27)	(2)%	(52)	(5)%	(48)%
Loss before income taxes	(571)	(46)%	(559)	(53)%	2%
Income tax expense	—	—%	—	—%	―
Net loss after income taxes	(571)	(46)%	(559)	(53)%	2%
Share of income in DSIT	―	―	33	3%	(100)%
Impairment of investment in DSIT	―	―	—	—%	―
Loss on sale of DSIT	―	―	―	― %	―
Loss before discontinued operations	(571)	(46)%	(526)	(50)%	9%
Income from discontinued operations, net of income taxes	—	—%	―	― %	― %
Net loss	(571)	(46)%	(526)	(50)%	9%
Non-controlling interests share of net loss	33	3%	35	3%	(6)%
Net loss attributable to Acorn Energy, Inc.	$(538)	(44)%	$(491)	(47)%	10%

Revenue. Revenue in the first six months of 2018 increased by $298,000, or 14%, from $2,141,000 in the first six months of 2017 to $2,439,000 in the first six months of 2018. OmniMetrix’s increased revenue was attributable to an increase in monitoring revenue which increased from $1,087,000 in the first six months of 2017 to $1,299,000 in the first six months of 2018 and to an increase of hardware sales revenue which increased from $1,054,000 in the first six months of 2017 to $1,140,000 in the first six months of 2018. Hardware sales revenue is recognized over the estimated useful life of the hard which is thirty-six months. The increase in monitoring revenue resulted from an increase in the number of units being monitored.

Gross profit. Gross profit in the first six months of 2018 reflected an increase of $273,000 (23%) as compared to the first six months of 2017. OmniMetrix’s gross profit increased from $1,208,000 in the first six months of 2017 to $1,481,000 in the first six months of 2018. OmniMetrix’s increased gross profit was attributable to a combination of its increased revenue and increased gross margin from 56% in the first six months of 2017 to 61% in the first six months of 2018. The increased gross margin is due to a change in the sales mix to higher-margin products.

Research and development (“R&D”) expenses. OmniMetrix’s R&D expense decreased from $268,000 in the first six months of 2017 to $260,000 in the first six months of 2018.

Selling, general and administrative (“SG&A”) expenses. SG&A expenses in the first six months of 2018 reflected an increase of $349,000 (20%) as compared to the first six months of 2017. OmniMetrix’s SG&A expense increased from $1,336,000 in the first six months of 2017 to $1,354,000 in the first six months of 2018. Corporate SG&A expense increased from $448,000 in the first six months of 2017 to $779,000 in the first six months of 2018. The increase at OmniMetrix was due to an increase in compensation expense due to the changes in certain positions. The increase in corporate SG&A expense was primarily due to the combined one-time bonuses of $150,000 paid to our CEO and Executive Chairman of the Board in recognition of their performance in the 2018 DSIT Transaction (see Recent Developments). Second quarter 2018 SG&A expense increased by $165,000 over first quarter 2018 which was driven by an increase in expenses at OmniMetrix,primarily compensation expense, and the payment of certain non-recurring expenses at Corporate including the $170,000 in bonuses and transition consulting fees that were offset by savings realized in the corporate overhead as a result of streamlining the operations to the U.S. after the sale of DSIT.

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

Net loss attributable to Acorn Energy. We had a net loss attributable to Acorn shareholders of $1,760,000 in the first six months of 2018 compared to a net loss of $711,000 in the first six months of 2017. Our loss in 2018 is comprised of a loss at OmniMetrix of $300,000, corporate expense of $692,000 and the loss of $829,000 on the sale of our remaining interests in DSIT. These losses were partially offset by $60,000 representing the non-controlling interest share of our loss in OmniMetrix.

Liquidity and Capital Resources

At June 30, 2018, we had a negative working capital of $355,000. Our working capital includes approximately $1.8 million of cash and cash equivalents and deferred revenue of approximately $2.8 million. Such deferred revenue does not require significant cash outlay in order for the revenue to be recognized. Net cash increased during the six months ended June 30, 2018 by $1,300,000, of which $1,908,000 was used in operating activities, $4,971,000 was provided by investing activities and $1,763,000 was used in financing activities.

During the first six months of 2018, our OmniMetrix subsidiary used $132,000 in its operations while our corporate headquarters used $2,040,000 during the same period. Of the cash used in our corporate operating activities, $1,284,000 was used to pay off accumulated unpaid operating expenses previously funded by loans from directors and through advances in previous periods by DSIT.

Net cash of $4,971,000 was provided by investing activities from the sale of our remaining shares of DSIT.

Net cash of $1,763,000 was used in financing activities during the first six months of 2018. During the period, we repaid $1.3 million of director loans which were received in 2017 and we repaid our $340,000 loan from DSIT. In addition OmniMetrix made net payments of $123,000 under its Loan and Security Agreement (see below).

In October 2017, OmniMetrix renewed its Loan and Security Agreement with a lender providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1.0 million (an increase of $500,000 from the previous Loan and Security Agreement). Debt incurred under this financing arrangement bears interest at the greater of prime (5.00% at June 30, 2018) plus 2% or 7% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.9% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 17.8%. OmniMetrix also agreed to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of one year beginning November 1, 2017. At June 30, 2018, OmniMetrix’s loan balance under the Loan and Security Agreement was approximately $190,000 and it had additional availability of approximately $130,000. At August 8, 2018, OmniMetrix’s loan balance under the Loan and Security Agreement was approximately $85,000 and it had additional availability of approximately $251,000.

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

A dividend of 10% per annum accrued on the Preferred Stock. The dividend was payable on the first anniversary of the funding of the investment and quarterly thereafter for so long as the Preferred Stock is outstanding and has not been converted to Common Stock. Through December 31, 2016, a dividend payable of $115,000 was recorded with respect to the Preferred Stock. On December 31, 2016, the Director agreed to treat these accrued dividends and all subsequent accrued and unpaid dividends as a loan to Holdings which bears interest at 8% per year. In December 2016, the Director provided Holdings with an additional $50,000 loan under the same terms as the abovementioned accrued dividends.

Through June 30, 2018, a total of $265,000 of dividends accrued on the Preferred Stock and was added to the loan balance. Accrued interest on unpaid balances at June 30, 2018 was $27,000. All principal and interest were originally due on April 30, 2018.

On May 14, 2018, Holdings and Mr. Woolard entered into an agreement whereby effective May 1, 2018, the dividend on the Preferred Stock was reduced to 8%. In addition, all the amounts due to the Director (accrued dividends, loan and accrued interest) and all future dividends that shall accrue on the Preferred Stock through June 30, 2020 will be paid by Holdings to the Mr. Woolard as follows:

In the year ending June 30, 2019	$180,000
In the year ending June 30, 2020	$323,000

The payments in the agreement will be made only to the extent permitted under OmniMetrix’s credit facility.

In addition to the amounts owed to Mr. Woolard, OmniMetrix owes Acorn approximately $3.5 million for loans, accrued interest and expenses advanced to it by Acorn. Such amounts will only be repaid to Acorn when OmniMetrix is generating sufficient cash to allow such repayment.

We had approximately $1,781,000 of corporate cash and cash equivalents on June 30, 2018, and approximately $1,543,000 on August 8, 2018. We believe that our current cash plus the cash expected to be generated from operations and borrowing from available lines of credit, if necessary, will provide sufficient liquidity to finance the operating activities of Acorn and the operations of its operating subsidiaries for at least the next 12 months.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of June 30, 2018.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Years Ending June 30, (in thousands)
	Total	2019	2020-2021	2022-2023	2024 and thereafter
Debt	$190	$190	$—	$—	$—
Operating leases	164	109	55	—	—
Due to directors	343	180	163	—	—
Total contractual cash obligations	$697	$479	$218	$—	$—

We expect to finance the contractual commitments for continuing operations from cash currently on hand and cash generated from operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, escrow deposits and trade accounts receivable. The Company’s cash, cash equivalents and escrow deposits were deposited primarily with U.S. banks and brokerage firms and amounted to approximately $1.8 million at June 30, 2018. The Company does not believe there is significant risk of non-performance by these counterparties. Approximately 28% of our accounts receivable at June 30, 2018 was due from two customers (15% and 13%) who pay their receivables over usual credit periods. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base.

Fair Value of Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values due to the short maturity of such investments.

Interest Rate Risk

In October 2017, OmniMetrix renewed its Loan and Security Agreement with a lender providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1.0 million (an increase of $500,000 from the previous Loan and Security Agreement). Debt incurred under this financing arrangement bears interest at the greater of prime (5.00% at June 30, 2018) plus 2% or 6% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.9% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 17.8%. OmniMetrix also agreed to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of one year beginning November 1, 2017.

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

PART II

ITEM 6.	EXHIBITS.

10.1	Consulting Agreement, dated as of April 9, 2018, by and between Acorn Energy, Inc. and Jan H. Loeb (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.2	Letter Agreement, dated as of May 1, 2018, between OMX Holdings, Inc. and Edgar Woolard (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

#10.3	Consulting Agreement, dated as of June 1, 2018, by and between Acorn Energy, Inc. and Tracy Clifford Consulting, LLC.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-Q for the quarter and six months ended June 30, 2018, filed on August 14, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: August 14, 2018

	By:	/s/ TRACY S. CLIFFORD
Tracy S. Clifford
Chief Financial Officer

