Form 10-Q
period 2018-09-30
ACORN ENERGY, INC.
filed 2018-11-14
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2018
Common Stock, $0.01 par value per share	29,555,786

ACORN ENERGY, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended September 30, 2018

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

PART I

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of September 30, 2018	As of December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,422	$481
Restricted cash	300	—
Accounts receivable, net	787	1,103
Inventory, net	325	229
Investment in DSIT	—	5,800
Deferred charges	861	999
Other current assets	200	91
Total current assets	3,895	8,703
Property and equipment, net	90	139
Other assets	572	380
Total assets	$4,557	$9,222
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Short-term credit	$199	$313
Accounts payable	385	489
Accrued expenses	525	466
Deferred revenue	2,795	2,753
Due to Acorn directors (former directors as of August 6, 2018)	220	1,690
Due to DSIT	―	1,624
Other current liabilities	166	185
Total current liabilities	4,290	7,520
Non-current liabilities:
Deferred revenue	1,092	811
Due to Acorn director (former director as of August 6, 2018)	103	―
Other non-current liabilities	25	139
Total non-current liabilities	1,220	950
Commitments and contingencies
Equity (Deficit):
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share:
Authorized – 42,000,000 shares; Issued – 30,357,706 and 30,302,271 shares at September 30, 2018 and December 31, 2017, respectively	304	303
Additional paid-in capital	99,853	99,819
Warrants	1,600	1,600
Accumulated deficit	(99,819)	(98,215)
Treasury stock, at cost – 801,920 shares at September 30, 2018 and December 31, 2017	(3,036)	(3,036)
Total Acorn Energy, Inc. shareholders’ equity (deficit)	(1,098)	471
Non-controlling interests	145	281
Total equity (deficit)	(953)	752
Total liabilities and equity (deficit)	$4,557	$9,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Nine months ended September 30,		Three months ended September 30,
	2018	2017	2018	2017

Revenue	$3,776	$3,226	$1,337	$1,085
Cost of sales	1,464	1,389	506	456
Gross profit	2,312	1,837	831	629
Operating expenses:
Research and development expenses	399	390	139	122
Selling, general and administrative expenses	3,055	2,822	922	1,038
Total operating expenses	3,454	3,212	1,061	1,160
Operating loss	(1,142)	(1,375)	(230)	(531)
Finance expense, net	(76)	(139)	3	(53)
Loss before income taxes	(1,218)	(1,514)	(227)	(584)
Income tax expense	—	(41)	—	(41)
Net loss after income taxes	(1,218)	(1,555)	(227)	(625)
Shares of income in DSIT	33	258	―	189
Impairment of investment in DSIT	(33)	―	―	―
Gain (loss) on sale of interest in DSIT, net of withholding taxes and transaction costs	(607)	―	222	―
Loss before discontinued operations	(1,825)	(1,297)	(5)	(436)
Income from discontinued operations, net of income taxes	—	698	—	633
Net income (loss)	(1,825)	(599)	(5)	197
Non-controlling interest share of net loss	69	124	9	39
Net income (loss) attributable to Acorn Energy, Inc. shareholders	$(1,756)	$(475)	$4	$236

Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders:
Continuing operations	$(0.06)	$(0.04)	$0.00	$(0.01)
Discontinued operations	―	0.02	—	0.02
Total attributable to Acorn Energy, Inc. shareholders	$(0.06)	$(0.02)	$0.00	$0.01
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic	29,535	29,397	29,555	29,454
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders –diluted	29,535	29,397	29,555	29,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT) (UNAUDITED)

(IN THOUSANDS)

	Acorn Energy, Inc. Shareholders
	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Total Acorn Energy, Inc. Shareholders’ Equity (Deficit)	Non-controlling interests	Total Equity (Deficit)
Balances as of December 31, 2017	30,302	$303	$99,819	$1,600	$(98,215)	$(3,036)	$471	$281	$752
Adjustment of retained earnings in accordance with ASC 606 (see Note 10)	—	—	—	—	152	—	152	—	152
Net loss	—	—	—	—	(1,756)	—	(1,756)	(69)	(1,825)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(67)	(67)
Shares granted in lieu of director fees	56	1	13	—	—	—	14	—	14
Stock option compensation	—	—	21	—	—	—	21	—	21
Balances as of September 30, 2018	30,358	$304	$99,853	$1,600	$(99,819)	$(3,036)	$(1,098)	$145	$(953)

* Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Nine months ended September 30,
	2018	2017
Cash flows used in operating activities:
Net loss	$(1,825)	$(599)
Loss from discontinued operations	—	(698)
Depreciation and amortization	49	58
Loss on sale of investment in DSIT, net of income taxes and transaction costs	607	—
Impairment of investment in DSIT	33	—
Share of income in DSIT	(33)	(258)
Stock-based compensation	21	22
Director fees paid in common stock	14	24
Change in operating assets and liabilities:
Decrease in accounts receivable	316	352
Increase in inventory	(96)	(39)
Decrease in deferred charges	120	—
Increase in other current assets and other assets	(131)	—
Decrease in accounts payable and accrued expenses	(110)	(404)
Increase in deferred revenue	323	264
Decrease in amounts due to DSIT and former directors	(1,418)	—
Decrease in other current liabilities and non-current liabilities	(133)	—
Net cash used in operating activities – continuing operations	(2,263)	(1,278)
Net cash used in operating activities – discontinued operations	—	(44)
Net cash used in operating activities	(2,263)	(1,322)

Cash flows provided by investing activities:
Proceeds from the sale of interests in DSIT, net of transaction costs	4,971	—
Net cash provided by investing activities – continuing operations	4,971	―
Net cash provided by investing activities – discontinued operations	―	100
Net cash provided by investing activities	4,971	100

Cash flows provided by (used in) financing activities:
Short-term credit, net	(114)	(26)
Proceeds from loans from directors	—	1,300
Repayment of loans from former directors	(1,300)	—
Repayments of loans from DSIT	(340)	—
Net cash provided by (used in) financing activities	(1,754)	1,274

Effect of exchange rate changes on cash and cash equivalents – continuing operations	(13)	—

Net increase in cash and cash equivalents	941	52
Cash and cash equivalents at the beginning of the year – discontinued operations	—	19
Cash and cash equivalents at the beginning of the year – continuing operations	481	222
Cash and cash equivalents at the end of the period – discontinued operations	—	—
Cash and cash equivalents at the end of the period – continuing operations	$1,422	$293

Non-cash investing and financing activities:
Accrual of preferred dividends to outside investor in OmniMetrix and subsequent conversion to loan	$67	$75

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1— BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. All dollar and New Israeli Shekel (“NIS”) amounts in the notes to the condensed consolidated financial statements are in thousands except for per share data.

Certain reclassifications have been made to the Company’s condensed consolidated financial statements for the nine-month period ended September 30, 2018 to conform to the current period’s condensed consolidated financial statement presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company’s share of DSIT’s net income for the period from January 1, 2018 to the Closing Date and the nine-month period ended September 30, 2017 can be seen below:

	Period from January 1, 2018 to the Closing Date	Nine months ending September 30, 2017

Revenue	$4,481	$8,062
Cost of sales	2,842	5,315
Gross profit	1,639	2,747

Net income	$160	$169

Acorn’s share of net income in DSIT	$33	$69

The activity of the Company’s Investment in DSIT for the period from January 1, 2018 to September 30, 2018 can be seen below:

Equity Investment balance in DSIT
Balance at December 31, 2017	$5,800
Acorn’s share of net income in DSIT for the period from January 1, 2018 to the Closing Date	33
Impairment	(33)
Sale of Investment in DSIT	(5,800)
Balance at September 30, 2018	$—

In the Company’s sale of its shares of DSIT Solutions Ltd. (“DSIT”), the Israel Tax Authorities (“ITA”) withheld tax of NIS 1,008, NIS 146 and NIS 1,359 in 2016, 2017 and 2018, respectively. Such amounts were recorded as expense ($266, $41 and $388) in each of those years. In August 2018, the Company received back from the ITA NIS 1,087 ($293 at the then exchange rate) consisting of $266 of tax, $21 of interest income and $6 of exchange gain.

The Company received the refund following the filing of its 2016 Israeli tax return in which the Company claimed that it was due a refund of the withheld taxes in full as it believes that each of the sale transactions is exempt from tax under Israeli tax law. The ITA did not timely respond to the Company’s refund claim for the 2016 tax withheld and under Israeli tax law was required to return the tax withheld in the 2016 transaction with interest. However, the Company had to provide a letter to the ITA stating that it understands that the return of the tax withheld resulting from its 2016 Israeli tax filing does not constitute the consent of the ITA to the method of reporting and the tax refund deriving from it and another letter whereby the Company committed not to transfer those funds received out of Israel until the end of the ITA’s review. The ITA has requested documentation of the transaction to begin its review of Acorn’s position.

The Company has recorded the $222, net of fees of $65 offset by interest income of $21, as part of the gain (loss) on sale of interest of DSIT in the third quarter of 2018 relating to the 2016 DSIT transaction withholding. This offsets the loss on the 2018 DSIT transaction which reduced the loss recorded in 2018 to $607. The Company does not believe it will have to return such funds to the ITA at the end of the ITA’s review. However, as the Company committed not to transfer those funds out of Israel until the completion of the ITA’s review, such funds are deemed to be restricted and are reflected as such on the Company’s balance sheet as of September 30, 2018. By statute, the funds will no longer be restricted the earlier of December 31, 2022 or the completion of the ITA’s review of the Company’s tax position. The Company believes that the ITA will complete its review of the Company’s tax position by the end of 2019. The amount received is reflected as restricted cash as of September 30, 2018.

The Company has filed its Israeli return for 2017 and requested a refund of the NIS 146 tax withheld (currently valued at $40 before interest) and plans to file its 2018 return and request a refund of the NIS 1,358 tax withheld (currently valued at $375 before interest). The Company will record a tax benefit on the tax withheld in 2017 and 2018 if and when those monies are remitted back to the Company by the ITA.

NOTE 4—Discontinued Operations

In April 2016, the Company announced that it had decided to cease operations of its GridSense activities. As a result of this decision, GridSense activities are reported as a discontinued operation.

GridSense’s operating results for the nine months ended September 30, 2018 and 2017 are included in “Income from discontinued operations, net of income taxes” in the Company’s Condensed Consolidated Statements of Operations. Summarized financial information for GridSense’s operations for the nine months ended September 30, 2018 and 2017 are presented below:

	Nine months ended September 30,
	2018	2017

Revenue	$—	$—
Gross profit	$—	$—

Income from discontinued operations, net of income taxes	$—	$698

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

Prior to the repayment of these loans on February 22, 2018, the Company accrued $21 of interest expense in the nine months ended September 30, 2018 compared to $72 of interest expense accrued in the nine months ended September 30, 2017 relating to these director loans.

(b) Director Investment and Loans to OmniMetrix Holdings

In 2015, one of the Company’s then-current directors (the “Investor”) acquired a 20% interest in the Company’s OmniMetrix Holdings, Inc. subsidiary (“Holdings”) through the purchase of $1,000 of OmniMetrix Preferred Stock (“Preferred Stock”). Holdings is the holder of 100% of the membership interests OmniMetrix, LLC through which the Company operates its Power Generation and Cathodic Protection monitoring activities. The $1,000 investment by the Investor was recorded as an increase in non-controlling interests.

A dividend of 10% per annum accrued on the Preferred Stock. The dividend was payable on the first anniversary of the funding of the investment and quarterly thereafter for so long as the Preferred Stock is outstanding and has not been converted to Common Stock. Through December 31, 2016, a dividend payable of $115 was recorded with respect to the Preferred Stock. On December 31, 2016, the Investor agreed to treat the $115 of accrued dividends and all subsequent accrued and unpaid dividends as a loan to Holdings which bears interest at 8% per year. In December 2016, the Investor provided Holdings with an additional $50 loan under the same terms as the abovementioned accrued dividends.

On May 14, 2018, Holdings and the Investor entered into an agreement whereby effective May 1, 2018, the dividend on the Preferred Stock was reduced to 8%. In addition, all the amounts due to the Investor (accrued dividends, loan and accrued interest) and all future dividends that shall accrue on the Preferred Stock through June 30, 2020 will be paid by Holdings to the Investor as follows:

In the year ending September 30, 2019	$220
In the year ending September 30, 2020	$243

During the nine months ended September 30, 2018, the Company made a payment of $40, against the balance due, pursuant to the agreed upon payment schedule and a quarterly dividend of $20 was accrued. At September 30, 2018, the obligation to the Investor was $323 including accrued interest through May 1, 2018 on unpaid balances of $22.

The Investor resigned from the Company’s Board of Directors on August 6, 2018.

(c) OmniMetrix Amounts due to Acorn

As of September 30, 2018, OmniMetrix owes Acorn approximately $3,739 for loans, accrued interest and expenses advanced to it by Acorn since its acquisition in 2012. Such amounts are eliminated in consolidation and will only be repaid to Acorn when OmniMetrix is generating sufficient cash to allow such repayment.

NOTE 6— RESTRUCTURING AND RELATED CHARGES

In 2013, OmniMetrix restructured its operations to better align expenses with revenues following a change in management. The restructuring involved employee severance and termination benefits as well as a charge for a significant reduction in the utilization of its leased facility in Buford and a write-down of a majority of the remaining book value of leasehold improvements associated with the leased facility. At December 31, 2017, $129 of lease payments associated with the reduced utilization of leased facilities remained unpaid. During the nine months ended September 30, 2018, OmniMetrix paid $47 of this liability. The total remaining accrued restructuring balance of $81 is expected to be paid in full by December 31, 2019 and is included in Other current liabilities ($64) and Other liabilities ($17) in the Company’s condensed consolidated balance sheets.

NOTE 7—SHORT-TERM CREDIT FACILITY

In October 2017, OmniMetrix renewed its Loan and Security Agreement providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1,000. Debt incurred under this financing arrangement bore interest at the greater of prime (5.25% at September 30, 2018) plus 2% or 6% per year. In addition, OmniMetrix paid a monthly service charge of 0.9% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 18.05%. OmniMetrix also agreed to continue to maintain a minimum loan balance of $150 in its line-of-credit with the lender for a minimum of one year beginning November 1, 2017.

OmniMetrix had an outstanding balance of $199 and $313 as of September 30, 2018 and December 31, 2017, respectively, pursuant to the Loan and Security Agreement. OmniMetrix’s additional availability under the Loan and Security agreement was $222 and $182 at September 30, 2018 and December 31, 2017, respectively.

OmniMetrix elected not to renew this line-of-credit on its contractual termination date of October 31, 2018 and is currently seeking a new financing arrangement with more favorable terms. OmniMetrix accounts receivable payments were applied to the outstanding balance until it was paid in full on November 6, 2018.

NOTE 8—EQUITY

(a) Acorn Stock Options

A summary of stock option activity for the nine months ended September 30, 2018 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,401,489	$3.45
Granted	175,000	0.32
Exercised	—
Forfeited or expired	(20,000)	$0.20
Outstanding at September 30, 2018	1,556,489	$3.14	2.8 years	$24
Exercisable at September 30, 2018	1,465,239	$3.31	2.6 years	$24

The options granted in 2018 were to directors (140,000 with an exercise price ranging from $0.23 to $0.35 per share), an employee (30,000 with an exercise price of $0.41 per share) and a non-employee (5,000 with an exercise price of $0.23 per share). The fair value of the options granted is $41 and was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	2.7%
Expected term of options	6.6years
Expected annual volatility	85%
Expected dividend yield	—%

(b) Stock-based Compensation Expense

Stock-based compensation expense included in Selling, general and administrative expenses in the Company’s Unaudited Condensed Consolidated Statements of Operations was $21 and $22 for the nine-month periods ended September 30, 2018 and September 30, 2017, respectively, and $3 and $4 for the three-month periods ended September 30, 2018 and September 30, 2017, respectively. The balance of unamortized stock compensation as of September 30, 2018 was $40.

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

(d) Warrants

The Company previously issued warrants at exercise prices equal to or greater than market value of the Company’s Common Stock at the date of issuance. A summary of warrant activity follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2017	2,654,423	$1.46
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2018	2,654,423	$1.46	1.4 years

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

The following tables represent segmented data for the nine- and three-month periods ended September 30, 2018 and September 30, 2017:

	PG	CP	Total
Nine months ended September 30, 2018:
Revenues from external customers	$2,698	$1,078	$3,776
Intersegment revenues	—	—	—
Segment gross profit	1,847	465	2,312
Depreciation and amortization	35	14	49
Segment income (loss) before income taxes	47	(235)	(188)

Nine months ended September 30, 2017:
Revenues from external customers	$2,525	$701	$3,226
Intersegment revenues	—	—	—
Segment gross profit	1,529	308	1,837
Depreciation and amortization	45	13	58
Segment loss before income taxes	(382)	(249)	(631)

Three months ended September 30, 2018:
Revenues from external customers	$931	$406	$1,337
Intersegment revenues	—	—	—
Segment gross profit	666	165	831
Depreciation and amortization	11	5	16
Segment income (loss) before income taxes	86	(80)	6

Three months ended September 30, 2017:
Revenues from external customers	$813	$272	$1,085
Intersegment revenues	—	—	—
Segment gross profit	511	118	629
Depreciation and amortization	13	5	18
Segment loss before income taxes	(108)	(100)	(208)

Reconciliation of Segment Loss to Consolidated Net Loss Before Income Taxes

	Nine months ended September 30,		Three months ended September 30,
	2018	2017	2018	2017
Total net loss before income taxes for reportable segments	$(188)	$(631)	$6	$(208)
Unallocated cost of corporate headquarters	(1,030)	(883)	(233)	(376)
Consolidated loss before income taxes	(1,218)	(1,514)	(227)	(584)

The unallocated cost of corporate headquarters includes compensation paid to the CEO and CFO, board fees, legal fees, audit and tax fees and other public company costs.

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

The following table disaggregates the Company’s revenue for the nine- and three-month periods ended September 30, 2018 and 2017:

	HW	Monitoring	Total
Nine months ended September 30, 2018:
PG Segment	$860	$1,838	$2,698
CP Segment	926	152	1,078
Total Revenue	$1,786	$1,990	$3,776

	HW	Monitoring	Total
Nine months ended September 30, 2017:
PG Segment	$960	$1,565	$2,525
CP Segment	631	70	701
Total Revenue	$1,591	$1,635	$3,226

	HW	Monitoring	Total
Three months ended September 30, 2018:
PG Segment	$292	$639	$931
CP Segment	354	52	406
Total Revenue	$646	$691	$1,337

	HW	Monitoring	Total
Three months ended September 30, 2017:
PG Segment	$293	$520	$813
CP Segment	244	28	272
Total Revenue	$537	$548	$1,085

Deferred revenue activity for the nine months ended September 30, 2018 can be seen in the table below:

	HW	Monitoring	Total
Balance at December 31, 2017	$2,227	$1,337	$3,564
Additions during the period	1,886	2,213	4,099
Recognized as revenue	(1,786)	(1,990)	(3,776)
Balance at September 30, 2018	2,327	1,560	$3,887

Amounts to be recognized as revenue in the year ending:
September 30, 2019	1,433	1,362	2,795
September 30, 2020	581	193	774
September 30, 2021 and thereafter	313	5	318
	$2,327	$1,560	$3,887

Deferred charges relate only to the sale of equipment. Deferred charges activity for the nine months ended September 30, 2018 can be seen in the table below:

Balance at December 31, 2017	$1,374
Additions during the period	1,072
Recognized as cost of sales	(1,055)
Balance at September 30, 2018	$1,391

Amounts to be recognized as cost of sales in the year ending:
September 30, 2019	$861
September 30, 2020	341	*
September 30, 2021 and thereafter	189	*
	$1,391

* Amounts included in Other Assets in the Company’s Unaudited Condensed Consolidated Balance Sheets at September 30, 2018.

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

The following table provides a reconciliation of the Company’s sales commissions contract assets for the nine-month period ended September 30, 2018:

	HW	Monitoring	Total
Balance at December 31, 2017	$125	$27	$152
Additions during the period	67	15	82
Amortization of sales commissions	(69)	(7)	(76)
Balance at September 30, 2018	$123	$35	$158

The capitalized sales commissions are included in Other Current Assets ($117) and Other Assets ($41) in the Company’s Unaudited Condensed Consolidated Balance Sheets at September 30, 2018.

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

	Nine months ended September 30, 2018
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$3,776	$—	$3,776
Cost of Sales	1,464	—	1,464
Gross profit	2,312	—	2,312
Gross profit margin	61%		61%
R& D expenses	399	—	399
Selling, general and administrative expenses	2,025	1,030	3,055
Operating loss	$(112)	$(1,030)	$(1,142)

	Nine months ended September 30, 2017
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$3,226	$—	$3,226
Cost of Sales	1,389	—	1,389
Gross profit	1,837	—	1,837
Gross profit margin	57%		57%
R& D expenses	390	—	390
Selling, general and administrative expenses	2,025	797	2,822
Operating loss	$(578)	$(797)	$(1,375)

	Three months ended September 30, 2018
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$1,337	$—	$1,337
Cost of Sales	506	—	506
Gross profit	831	—	831
Gross profit margin	62%		62%
R& D expenses	139	—	139
Selling, general and administrative expenses	671	251	922
Operating profit (loss)	$21	$(251)	$(230)

	Three months ended September 30, 2017
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$1,085	$—	$1,085
Cost of Sales	456	—	456
Gross profit	629	—	629
Gross profit margin	58%		58%
R& D expenses	122	—	122
Selling, general and administrative expenses	689	349	1,038
Operating loss	$(182)	$(349)	$(531)

BACKLOG

As of September 30, 2018, our backlog of work to be completed (primarily deferred revenue) at our OmniMetrix subsidiary totaled approximately $3.9 million.

RECENT DEVELOPMENTS

Termination of Loan and Security Agreement

OmniMetrix elected not to renew its Loan and Security Agreement that terminated according to its contractual terms on October 31, 2018 and instead is seeking to secure a credit line with more favorable terms. The balance outstanding under this agreement was paid in full as of November 6, 2018.

OVERVIEW AND TREND INFORMATION

Acorn Energy, Inc. (“Acorn” or “the Company”) is a holding company focused on technology-driven solutions for energy infrastructure asset management. We provide the following services and products through our OmniMetrixTM, LLC (“OmniMetrix”) subsidiary:

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

OmniMetrix

OmniMetrix LLC is a Georgia limited liability company based in Buford, Georgia that develops and markets wireless remote monitoring and control systems and services for multiple markets in the Internet of Things (“IoT) ecosystem: critical assets (including stand-by power generators, pumps, pumpjacks, light towers, turbines, compressors, as well as other industrial equipment) as well as cathodic protection for the pipeline industry (gas utilities and pipeline companies). Acorn owns 80% of OmniMetrix with one of Acorn’s former directors owning the remaining 20%.

Following the emergence of machine-to-machine and IoT applications whereby companies aggregate multiple sensors and monitors into a simplified dashboard for customers, OmniMetrix believes it plays a key role in this new economic ecosystem and can expand that role in the years ahead. In addition, OmniMetrix sees a growing need for backup power infrastructure to secure critical military and government assets against emergency events including terrorist attacks, natural disasters, and cybersecurity threats. As residential and industrial standby generators, as well as turbines, compressors, pumps, engines and other industrial equipment that are part of the critical infrastructure, increasingly becoming monitored in IoT applications, and given that OmniMetrix monitors all major brands of critical equipment, OmniMetrix believes it is well-positioned to continue to grow and be a competitive participant in this market.

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

OmniMetrix has two divisions: PG and CP. In the first nine months of 2018, OmniMetrix recognized $3,776,000 of revenue ($2,698,000 in PG activities and $1,078,000 in CP activities) as compared to $3,226,000 of revenue ($2,525,000 in PG activities and $701,000 in CP activities) recorded in the first nine months of 2017, representing an increase of 17%. Monitoring revenue increased 22% from $1,635,000 in the first nine months of 2017 to $1,990,000 in the first nine months of 2018, while revenue recognized from the sale of hardware increased 12% from $1,591,000 in the first nine months of 2017 to $1,786,000 in the first nine months of 2018. The increase in recognized revenue from the sale of hardware is due to increase in sales period over period. The increase in monitoring revenue is driven by a significant increase in number of units being monitored. Total revenue increased in third quarter 2018 by 9% as compared to total revenue in second quarter 2018.

OmniMetrix’s gross profit of $2,312,000 for the first nine months of 2018 reflected a gross margin of 61% on the period’s revenue. Such gross profit represents an increase from first nine months of 2017’s gross profit of $1,837,000 (gross margin of 57%). The increase in the gross profit compared to the first nine months of 2017 was attributable to a combination of increased revenue as well as increased gross margins.

OmniMetrix’s gross margin on hardware revenue increased from 29% in the first nine months of 2017 to 36% in the first nine months of 2018. The increase in hardware gross margin was the result of increased PG hardware margins from 22% in the nine-month period in 2017 to 32% in the nine-month period in 2018. This increase was due to a change in the sales mix to higher-margin PG and CP products. The underlying cost of these units has been reduced as a result of our product development efforts which resulted in the increase in the margin. The margin on monitoring revenue remained consistent to the prior year period at 84% in the first nine months of 2018.

During the first nine months of 2018, OmniMetrix recorded $399,000 of R&D expense as compared to approximately $390,000 of R&D expense in the first nine months of 2017. OmniMetrix R&D expense is focused on continuing its development of next-generation PG and CP monitors.

During the first nine months of 2018, OmniMetrix recorded $2,025,000 of Selling, General and Administrative (“SG&A”) expense. SG&A expense is flat to the same period in the prior year during which SG&A expense was also $2,025,000. Third quarter 2018 SG&A expense of $671,000 was slightly below (2%) second quarter 2018 SG&A expense of $683,000. We expect a nominal increase in SG&A expense in the fourth quarter of 2018 due to certain position changes and also due to potential investment we are currently evaluating in technology and additional sales personnel by year-end to further support the growth of our business.

Corporate

Corporate general and administrative (“G&A”) expense of $1,030,000 in the first nine months of 2018 reflected an increase of $233,000 from the $797,000 of G&A expense reported in the first nine months of 2017. The first nine months of 2017 G&A expense includes the $167,000 benefit recorded from a settlement reached with a professional service provider on an outstanding invoice. In addition, the first nine months 2018 G&A expense included combined one-time bonuses of $150,000 paid to our CEO and former Executive Chairman of the Board in recognition of their performance in the 2018 DSIT Transaction and $20,000 in the aggregate of transition consulting fees paid to our former CFO. Excluding these non-recurring items from 2017 and 2018, G&A expense for the first nine months of 2018 decreased by $104,000 as compared to the first nine months of 2017 due to reductions in corporate overhead primarily in compensation expenses. Excluding the aforementioned bonuses paid in the second quarter of 2018, G&A expense decreased by $45,000 from $296,000 in the second quarter of 2018 to $251,000 in the third quarter of 2018. We do not expect our quarterly corporate G&A expense to materially change other than expenses that may be required to corporately support the growth in OmniMetrix.

On February 14, 2018, we closed on the 2018 DSIT Transaction initially entered into on January 18, 2018 for the sale of our remaining 41.15% interest in our DSIT Solutions Ltd. business to an Israeli investor group. At closing, we received gross proceeds of $5.8 million before transaction costs, professional fees and withholding taxes. From the gross proceeds, we paid $388,000 of withholding taxes, paid or accrued $441,000 of transaction costs and recorded a loss of $829,000 as the carrying value of our investment in DSIT had previously been written down to the gross proceeds of the 2018 DSIT Transaction. From the proceeds, we also repaid $1,600,000 of amounts due to DSIT and the entire outstanding amount of loan principal ($1.3 million) and interest of ($128,000) due to directors. See Note 3 to the interim unaudited condensed consolidated financial statements included in this quarterly report for further discussion of the foreign tax matter related to this transaction.

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the nine-month periods ended September 30, 2018 and September 30, 2017, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. For segment data, see Note 9 to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

	Nine months ended September 30,
	2018		2017		Change from
	($,000)	% of revenues	($,000)	% of revenues	2017 to 2018
Revenue	$3,776	100%	$3,226	100%	17%
Cost of sales	1,464	39%	1,389	43%	5%
Gross profit	2,312	61%	1,837	57%	26%
R&D expense	399	11%	390	12%	2%
SG&A expense	3,055	81%	2,822	87%	8%
Operating loss	(1,142)	(30)%	(1,375)	(43)%	(17)%
Finance expense, net	(76)	(2)%	(139)	(4)%	(45)%
Loss before income taxes	(1,218)	(32)%	(1,514)	(47)%	(20)%
Income tax expense	—	—%	(41)	(1)%	(100)
Net loss after income taxes	(1,218)	(32)%	(1,555)	(48)%	(22)%
Share of income in DSIT	33	1%	258	8%	(87)%
Impairment of investment in DSIT	(33)	(1)%		—%	100%
Loss on sale of DSIT	(607)	(16)%		%	100%
Loss before discontinued operations	(1,825)	(48)%	(1,297)	(40)%	41%
Income from discontinued operations, net of income taxes	—	—%	698	22%	(100)%
Net loss	(1,825)	(48)%	(599)	(19)%	205%
Non-controlling interests share of net loss	69	2%	124	4%	(44)%
Net loss attributable to Acorn Energy, Inc.	$(1,756)	(47)%	$(475)	(15)%	270%

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three-month periods ended September 30, 2018 and September 30, 2017, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. For segment data, see Note 9 to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

	Three months ended September 30,
	2018		2017		Change from
	($,000)	% of revenues	($,000)	% of revenues	2017 to 2018
Revenue	$1,337	100%	$1,085	100%	23%
Cost of sales	506	38%	456	42%	11%
Gross profit	831	62%	629	58%	32%
R&D expenses	139	10%	122	11%	14%
SG&A expenses	922	69%	1,038	96%	(11)%
Operating loss	(230)	(17)%	(531)	(49)%	(57)%
Finance expense, net	3	(0)%	(53)	(5)%	(106)%
Loss before income taxes	(227)	(17)%	(584)	(54)%	(61)%
Income tax expense	—	—%	(41)	(4)%	―
Net loss after income taxes	(227)	(17)%	(625)	(58)%	(64)%
Share of income in DSIT	―	―	189	17%	(100)%
Impairment of investment in DSIT	―	―	—	—%	―
Gain on sale of DSIT	222	―	―	― %	100%
Loss before discontinued operations	(5)	0%	(436)	(40)%	(99)%
Income from discontinued operations, net of income taxes	—	—%	633	58%	(100)%
Net loss	(5)	0%	197	(18)%	(103)%
Non-controlling interests share of net income (loss)	9	1%	39	4%	(77)%
Net loss attributable to Acorn Energy, Inc.	$4	0%	$236	(22)%	(98)%

Revenue. Revenue increased by $550,000, or 17%, from $3,226,000 in the first nine months of 2017 to $3,776,000 in the first nine months of 2018. OmniMetrix’s increased revenue was attributable to an increase in monitoring revenue which increased from $1,635,000 in the first nine months of 2017 to $1,990,000 in the first nine months of 2018 and to an increase of hardware sales revenue which increased from $1,591,000 in the first nine months of 2017 to $1,786,000 in the first nine months of 2018. Hardware sales revenue is recognized over the estimated useful life of the hardware which is thirty-six months. The increase in monitoring revenue resulted from an increase in the number of units being monitored.

Gross profit. Gross profit in the first nine months of 2018 reflected an increase of $475,000 (26%) as compared to the first nine months of 2017. OmniMetrix’s gross profit increased from $1,837,000 in the first nine months of 2017 to $2,312,000 in the first nine months of 2018. OmniMetrix’s increased gross profit was attributable to a combination of its increased revenue and increased gross margin from 57% in the first nine months of 2017 to 61% in the first nine months of 2018. The increased gross margin is due to a change in the sales mix to higher-margin products.

Research and development (“R&D”) expenses. OmniMetrix’s R&D expense increased slightly from $390,000 in the first nine months of 2017 to $399,000 in the first nine months of 2018.

Selling, general and administrative (“SG&A”) expenses. SG&A expenses in the first nine months of 2018 reflected an increase of $233,000 (8%) as compared to the first nine months of 2017 from $2,822,000 to $3,055,000. OmniMetrix’s SG&A expense was flat at $2,025,000 in the first nine months of 2017 as compared to the first nine months of 2018. Corporate SG&A expense increased from $797,000 in the first nine months of 2017 to $1,030,000 in the first nine months of 2018. The increase in corporate SG&A expense was primarily due to the combined one-time bonuses of $150,000 paid to our CEO and former Executive Chairman of the Board in recognition of their performance in the 2018 DSIT Transaction. Third quarter 2018 SG&A expense decreased by $227,000 over second quarter 2018 due to the payment of certain non-recurring expenses at Acorn during the second quarter of 2018 including the $170,000 in bonuses and transition consulting fees that were offset by savings realized in the corporate overhead as a result of streamlining the operations to the U.S. after the sale of DSIT.

Loss on sale of DSIT. In the first quarter of 2018, we closed on the sale of our remaining interests in DSIT Solutions Ltd., receiving gross proceeds of $5.8 million before transaction costs, professional fees and withholding taxes. We recorded a loss on the sale of $829,000 as the carrying value of our investment in DSIT had previously been written down to the gross proceeds of the 2018 DSIT Transaction. This loss was offset by $266,000, net of fees of $44,000, as a tax benefit in 2018 offsetting the loss on the transaction which reduced the loss to $607,000. For further discussion, see Note 3 to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

Net loss attributable to Acorn Energy. We had a net loss attributable to Acorn shareholders of $1,756,000 in the first nine months of 2018 compared to a net loss of $475,000 in the first nine months of 2017. Our loss in 2018 is comprised of a loss at OmniMetrix of $185,000, corporate expense of $1,033,000 and the loss of $607,000 on the sale of our remaining interests in DSIT. These losses were partially offset by $69,000 representing the non-controlling interest share of our loss in OmniMetrix.

Liquidity and Capital Resources

At September 30, 2018, we had a negative working capital of $395,000. Our working capital includes approximately $1,422,000 of cash (excluding restricted cash) and deferred revenue of approximately $2.8 million. Such deferred revenue does not require significant cash outlay for the revenue to be recognized. Net cash increased during the nine months ended September 30, 2018 by $941,000, of which $2,263,000 was used in operating activities, $4,971,000 was provided by investing activities and $1,754,000 was used in financing activities.

During the first nine months of 2018, we used $2,263,000 in operating activities. Our OmniMetrix subsidiary used $162,000 in its operations while our corporate headquarters used $2,101,000 during the same period. Of the cash used in our corporate operating activities, $1,521,000 was used to pay off accumulated unpaid operating expenses previously funded by loans from directors and through advances in previous periods by DSIT.

Net cash of $4,971,000 was provided by investing activities from the sale of our remaining shares of DSIT.

Net cash of $1,754,000 was used in financing activities during the first nine months of 2018. During the period, we repaid $1.3 million of director loans which were received in 2017 and we repaid our $340,000 loan from DSIT. In addition, OmniMetrix made net payments of $114,000 under its Loan and Security Agreement (see below).

In October 2017, OmniMetrix renewed its Loan and Security Agreement with a lender providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1.0 million (an increase of $500,000 from the previous Loan and Security Agreement). Debt incurred under this financing arrangement bore interest at the greater of prime (5.25% at September 30, 2018) plus 2% or 6% per year. In addition, OmniMetrix paid a monthly service charge of 0.9% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 17.8%. OmniMetrix also agreed to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of one year beginning November 1, 2017. At September 30, 2018, OmniMetrix’s loan balance under the Loan and Security Agreement was approximately $199,000 and it had additional availability of approximately $222,000.

OmniMetrix elected not to renew this line-of-credit on its contractual termination date of October 31, 2018 and is currently seeking a new financing arrangement with more favorable terms. OmniMetrix accounts receivable payments were applied to the outstanding balance until it was paid in full on November 6, 2018.

Additional financing for OmniMetrix may be in the form of a bank line, a new loan or investment by others, a loan by Acorn, or a combination of the above. The availability and amount of any additional loans from us to OmniMetrix may be limited by the working capital needs of our corporate activities. Whether Acorn will have the resources necessary to provide funding, or whether alternative funds, such as third-party loans, will be available at the time and on terms acceptable to Acorn and OmniMetrix cannot be determined at this time.

In 2015, Edgar S. Woolard, Jr., one Acorn’s then-current directors, acquired a 20% interest in Acorn’s OmniMetrix Holdings, Inc. subsidiary (“Holdings”) through the purchase of preferred stock (the “Preferred Stock”) for $1.0 million. Holdings is the holder of 100% of the membership interests OmniMetrix, LLC, through which our OmniMetrix subsidiary operates.

A dividend of 10% per annum accrued on the Preferred Stock. The dividend was payable on the first anniversary of the funding of the investment and quarterly thereafter for so long as the Preferred Stock is outstanding and has not been converted to Common Stock. Through December 31, 2016, a dividend payable of $115,000 was recorded with respect to the Preferred Stock. On December 31, 2016, Mr. Woolard agreed to treat these accrued dividends and all subsequent accrued and unpaid dividends as a loan to Holdings which bears interest at 8% per year. In December 2016, Mr. Woolard provided Holdings with an additional $50,000 loan under the same terms as the abovementioned accrued dividends.

During the three months ended September 30, 2018, the Company made a payment of $40,000, against the balance due, pursuant to the agreed upon payment schedule and a quarterly dividend of $20,000 was accrued. At September 30, 2018, the obligation to Mr. Woolard was $323,000 including accrued interest through May 1, 2018 on unpaid balances of $22,000.

On May 14, 2018, Holdings and Mr. Woolard entered into an agreement whereby effective May 1, 2018, the dividend on the Preferred Stock was reduced to 8%. In addition, all the amounts due to Mr. Woolard (accrued dividends, loan and accrued interest) and all future dividends that shall accrue on the Preferred Stock through the payment schedule which ends on June 30, 2020 will be paid by Holdings to Mr. Woolard as follows:

In the year ending September 30, 2019	$220,000
In the year ending September 30, 2020	$243,000

Dividends shall be paid only to the extent provided under Holdings’ Amended and Restated Certificate of Incorporation and permitted under Delaware law.

In addition to the amounts owed to Mr. Woolard (who resigned from the board on August 6, 2018), OmniMetrix owes Acorn approximately $3.7 million for loans, accrued interest and expenses advanced to it by Acorn. Such amounts will only be repaid to Acorn when OmniMetrix is generating sufficient cash to allow such repayment.

We had approximately $1,422,000 of cash (excluding restricted cash) on September 30, 2018, and approximately $1,195,000 (excluding restricted cash) on November 8, 2018. We believe that our current cash plus the cash expected to be generated from operations and borrowing from available lines of credit, if necessary, assuming we will be able to secure a new line of credit at more favorable terms, will provide sufficient liquidity to finance the operating activities of Acorn and the operations of its operating subsidiaries for at least the next twelve months.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of September 30, 2018.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Years Ending September 30, (in thousands)
	Total	2019	2020-2021	2022-2023	2024 and thereafter
Debt	$199	$199	$—	$—	$—
Operating leases	136	109	27	—	—
Due to directors	323	220	103	—	—
Total contractual cash obligations	$658	$528	$130	$—	$—

We expect to finance the contractual commitments for continuing operations from cash currently on hand and cash generated from operations. The amount due to Mr. Woolard will be paid only if OmniMetrix is generating sufficient cash to allow such repayment.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, escrow deposits and trade accounts receivable. The Company’s cash, cash equivalents and escrow deposits were deposited primarily with U.S. banks and brokerage firms and amounted to approximately $1.4 million at September 30, 2018. The Company does not believe there is significant risk of non-performance by these counterparties. Approximately 25% of our accounts receivable at September 30, 2018 was due from three customers (12%, 7% and 6%) who pay their receivables over usual credit periods. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base.

Fair Value of Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values due to the short maturity of such investments.

Interest Rate Risk

In October 2017, OmniMetrix renewed its Loan and Security Agreement with a lender providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1.0 million (an increase of $500,000 from the previous Loan and Security Agreement). Debt incurred under this financing arrangement bore interest at the greater of prime (5.25% at September 30, 2018) plus 2% or 6% per year. In addition, OmniMetrix paid a monthly service charge of 0.9% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 18.05%. OmniMetrix also agreed to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of one year beginning November 1, 2017. This Loan and Security Agreement terminated pursuant to its terms October 31, 2018 and OmniMetrix elected not to renew this agreement and to seek financing with more favorable terms. The balance outstanding under this agreement was paid as of November 6, 2018.

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

PART II

ITEM 6.	EXHIBITS.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-Q for the quarter and nine months ended September 30, 2018, filed on November 14, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: November 14, 2018

	By:	/s/ TRACY S. CLIFFORD
Tracy S. Clifford
Chief Financial Officer

