Form 10-Q
period 2019-03-31
ACORN ENERGY, INC.
filed 2019-05-15
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Commission file number: 001-33886

ACORN ENERGY, INC.

(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2786081 (I.R.S. Employer Identification No.)

1000 N West, Suite 1200, Wilmington, Delaware (Address of principal executive offices)	19801 (Zip Code)

410-654-3315

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2019
Common Stock, $0.01 par value per share	29,555,786

ACORN ENERGY, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended March 31, 2019

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

PART I

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of March 31, 2019	As of December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$779		$973
Restricted cash	299		290
Accounts receivable, net	690		665
Inventory, net	366		261
Deferred charges	712		803
Other current assets	136		144
Total current assets	2,982		3,136
Property and equipment, net	71		73
Other assets	733		710
Total assets	$3,786		$3,919
LIABILITIES AND DEFICIT
Current liabilities:
Short-term credit	$140	$	―
Accounts payable	323		246
Accrued expenses	327		430
Deferred revenue	2,679		2,734
Due to former Acorn director (resigned as of August 6, 2018) (Note 3)	250		250
Other current liabilities	142		127
Total current liabilities	3,861		3,787
Non-current liabilities:
Deferred revenue	1,372		1,327
Due to former Acorn director (resigned as of August 6, 2018) (Note 3)	53		33
Other non-current liabilities	5		2
Total non-current liabilities	1,430		1,362
Commitments and contingencies
Deficit:
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share:
Authorized – 42,000,000 shares; Issued – 30,357,706 and 30,357,706 shares at March 31, 2019 and December 31, 2018, respectively	304		304
Additional paid-in capital	100,346		100,340
Warrants	1,118		1,118
Accumulated deficit	(100,301)		(100,064)
Treasury stock, at cost – 801,920 shares at March 31, 2019 and December 31, 2018	(3,036)		(3,036)
Total Acorn Energy, Inc. shareholders’ deficit	(1,569)		(1,338)
Non-controlling interests	64		108
Total deficit	(1,505)		(1,230)
Total liabilities and deficit	$3,786		$3,919

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended March 31,
	2019	2018

Revenue	$1,327	$1,209
Cost of sales – products and services	476	464
Cost of sales – other	30	―
Gross profit	821	745
Operating expenses:
Research and development expense	144	129
Selling, general and administrative expense	938	984
Total operating expenses	1,082	1,113
Operating loss	(261)	(368)
Finance expense, net	―	(52)
Loss before income taxes	(261)	(420)
Income tax expense	—	—
Net loss after income taxes	(261)	(420)
Share of income in DSIT	―	33
Impairment of investment in DSIT	―	(33)
Loss on sale of interest in DSIT, net of withholding taxes and transaction costs	―	(829)
Net loss	(261)	(1,249)
Non-controlling interest share of net loss	24	27
Net loss attributable to Acorn Energy, Inc. shareholders	$(237)	$(1,222)

Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders:
Total attributable to Acorn Energy, Inc. shareholders	$(0.01)	$(0.04)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic	29,556	29,513
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders –diluted	29,556	29,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (UNAUDITED)

(IN THOUSANDS)

	Acorn Energy, Inc. Shareholders Three Months Ended March 31, 2019
	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Total Acorn Energy, Inc. Shareholders’ Equity (Deficit)	Non-controlling interests	Total Equity (Deficit)
Balances as of December 31, 2018	30,358	$304	$100,340	$1,118	$(100,064)	$(3,036)	$(1,338)	$108	$(1,230)
Net loss	—	—	—	—	(237)	—	(237)	(24)	(261)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(20)	(20)
Stock option compensation	—	—	6	—	—	—	6	—	6
Balances as of March 31, 2019	30,358	$304	$100,346	$1,118	$(100,301)	$(3,036)	$(1,569)	$64	$(1,505)

	Three Months Ended March 31, 2018
	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Treasury Stock	Total Acorn Energy, Inc. Shareholders’ Equity (Deficit)	Non-controlling interests	Total Equity (Deficit)
Balances as of December 31, 2017	30,302	$303	$99,819	$1,600	$(98,215)	$(3,036)	$471	$281	$752
Adjustment of retained earnings in accordance with ASC 606	—	—	—	—	152	—	152	—	152
Net loss	—	—	—	—	(1,222)	—	(1,222)	(27)	(1,249)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(25)	(25)
Shares granted in lieu of director fees	19	*	4	—	—	—	4	—	4
Stock option compensation	—	—	7	—	—	—	7	—	7
Balances as of March 31, 2018	30,321	$303	$99,830	$1,600	$(99,285)	$(3,036)	$(588)	$229	$(359)

* Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Three months ended March 31,
	2019	2018
Cash flows used in operating activities:
Net loss	$(261)		$(1,249)
Depreciation and amortization	27		17
Loss on sale of investment in DSIT, net of income taxes and transaction costs	―		829
Impairment of investment in DSIT	―		33
Share of income in DSIT	―		(33)
Stock-based compensation	6		7
Director fees paid in common stock	―		4
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	(25)		92
Decrease (increase) in inventory	(105)		27
Decrease in deferred charges	73		18
Decrease in other current assets and other assets	28		59
Decrease in accounts payable and accrued expenses	(69)		(85)
Increase (decrease) in deferred revenue	(10)		34
Increase (decrease) in amounts due to DSIT and directors	―		(1,271)
Decrease in other current liabilities and non-current liabilities	11		(63)
Net cash used in operating activities	(325)		(1,581)

Cash flows provided by investing activities:
Proceeds from the sale of interests in DSIT, net of transaction costs	―		4,971
Net cash provided by investing activities	―		4,971

Cash flows provided by (used in) financing activities:
Short-term credit, net	140		190
Repayment of director loans	―		(1,300)
Repayments of loans from DSIT	―		(340)
Net cash provided by (used in) financing activities	140		(1,450)

Net (decrease) increase in cash, cash equivalents and restricted cash	(185)		1,940
Cash, cash equivalents and restricted cash at the beginning of the year	1,263		481
Cash, cash equivalents and restricted cash at the end of the period	$1,078		$2,421

Cash, cash equivalents and restricted cash consist of the following:
End of period
Cash and cash equivalents	$779		$2,421
Restricted cash	299		―
	$1,078		$2,421

Cash, cash equivalents and restricted cash consist of the following:
Beginning of period
Cash and cash equivalents	$973		$481
Restricted cash	290		―
	$1,263		$481

Supplemental cash flow information:
Cash paid during the year for:
Interest	$1		$23

Non-cash investing and financing activities:
Purchase of equipment under installment agreement	$7	$	―
Accrued preferred dividends to former Acorn director (see Note 3)	$20		$25

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1— BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. All dollar and New Israeli Shekel (“NIS”) amounts in the notes to the condensed consolidated financial statements are in thousands except for per share data.

Certain reclassifications have been made to the Company’s condensed consolidated financial statements for the three-month period ended March 31, 2019 to conform to the current period’s condensed consolidated financial statement presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

NOTE 2—RECENT AUTHORITATIVE GUIDANCE

In February 2016, the FASB issued ASU 2016-02, Leases, which is effective for fiscal years beginning as of December 15, 2018, and interim periods within those years with early adoption permitted. Under ASU 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term.

The Company adopted this standard on January 1, 2019 and applied the transition guidance as of the date of adoption, under the current period adjustment method. As a result, the Company recognized right-of-use assets and lease liabilities associated with its leases on January 1, 2019, with a cumulative-effect adjustment to the opening balance of accumulated deficit, while the comparable prior periods in its consolidated financial statements will continue to be reported in accordance with Topic 840, including the disclosures of Topic 840.

The standard includes a number of optional practical expedients under the transaction guidance. The Company has elected the package of practical expedients which allows it to not reassess prior conclusions about lease identification, lease classification, and initial direct costs. The Company also made accounting policy elections by class of underlying asset to not apply the recognition requirements of the standard to leases with terms of 12 months or less and to not separate non-lease components from lease components. Consequently, each separate lease component and the non-lease components associated with that lease component will be accounted for as a single lease component for lease classification, recognition, and measurement purposes. Upon adoption of the standard, the Company recognized a lease obligation liability of $44 recorded in other current liabilities, and a right-of-use asset of $44 recorded in property and equipment, net. An adjustment of $26 was made to reduce the right-of-use asset and deferred rent to reflect the impact of the retrospective approach on adopting this guidance. The lease obligation liability was $33 as of March 31, 2019.

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard will be effective in the first quarter of fiscal year 2020, although early adoption is permitted (but no sooner than the adoption of Topic 606). The Company is currently evaluating the effect the adoption of this ASU will have on its consolidated financial statements.

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3—INVESTMENT IN OMNIMETRIX

In 2015, one of the Company’s then-current directors (the “Investor”) acquired a 20% interest in the Company’s OMX Holdings, Inc. subsidiary (“Holdings”) through the purchase of $1,000 of OmniMetrix Preferred Stock (“Preferred Stock”). Holdings is the holder of 100% of the membership interests of OmniMetrix, LLC through which the Company operates its Power Generation and Cathodic Protection monitoring activities. The $1,000 investment by the Investor was recorded as an increase in non-controlling interests.

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

On May 14, 2018, Holdings and the Investor entered into an agreement whereby effective May 1, 2018, the dividend on the Preferred Stock was reduced to 8%. In addition, all the amounts due to the Investor (accrued dividends, loan and accrued interest) and all future dividends that shall accrue on the Preferred Stock through June 30, 2020, will be paid by Holdings pursuant to an agreed-upon payment schedule which ends on June 30, 2020. During the year ended December 31, 2018, Holdings made payments of $100 in the aggregate in accordance with the agreed upon payment schedule and accrued additional quarterly dividends of $87 in the aggregate. During the three months ended March 31, 2019, the Company accrued $20 for the quarterly dividend. At March 31, 2019, the obligation to the Investor was $303, representing unpaid accrued dividends. The amount accrued as of March 31, 2019 is expected to be paid to the Investor by Holdings quarterly as shown in the table below. This table does not include any future dividends that shall accrue over this period (five quarters) on the Preferred Stock of $20 per quarter ($100 in the aggregate):

In the year ending December 31, 2019	$250
In the six-month period ended June 30, 2020	$53

Dividends shall be paid only to the extent provided under Holdings’ Amended and Restated Certificate of Incorporation and as permitted under applicable law. The scheduled dividend payment of $40 was not paid in the three-month period ended March 31, 2019 because Holdings did not have funds lawfully available for the payment of such dividend as its assets did not exceed its liabilities on the scheduled payment date. The Company plans to propose a complete buy-out of the Investor’s ownership interest upon completion of the rights offering. See Note 8.

The OmniMetrix Preferred Stock may convert at the option of the holder on a one-for-one basis into OmniMetrix common stock, subject to appropriate adjustments for corporate reorganizations, mergers, stock splits, etc. The OmniMetrix Preferred Stock has full ratchet anti-dilution protection and will not be diluted by any issuances below a pre-money equity valuation of $5,500 for OmniMetrix.

NOTE 4—DEBT

In March 2019, OmniMetrix reinstated its Loan and Security Agreement providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1,000. Debt incurred under this financing arrangement bears interest at the greater of 6% and prime (5.5% at March 31, 2019) plus 1.5% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.75% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 16%. OmniMetrix also agreed to continue to maintain a minimum loan balance of $150 in its line-of-credit with the lender for a minimum of two years beginning March 1, 2019. From time to time, the balance outstanding may fall below $150 based on collections applied against the loan balance and the timing of loan draws. The monthly service charge and interest is calculated on the greater of the outstanding balance or $150. Interest expense for the three months ended March 31, 2019 and 2018 was $1 and $23, respectively.

OmniMetrix had an outstanding balance of $140 at March 31, 2019, pursuant to the Loan and Security Agreement and $267 was available to borrow.

NOTE 5—EQUITY

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

See Note 8, Subsequent Events.

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

At March 31, 2019, 1,537,114 options were available for grant under the 2006 Amended and Restated Stock Incentive Plan and no options were available for grant under the 2006 Director Plan. During the three months ended March 31, 2019, 30,000 options were granted to directors. The fair value of the options issued was $7.

No options were exercised in the three months ended March 31, 2019. The intrinsic value of options outstanding and of options exercisable at March 31, 2019 was $25 and $24, respectively.

A summary of stock option activity for the three months ended March 31, 2019 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,466,489	$3.01
Granted	30,000	0.31
Exercised	—
Forfeited or expired	(73,334)	6.55
Outstanding at March 31, 2019	1,423,155	$2.77	1.8 years	$25
Exercisable at March 31, 2019	1,320,655	$2.96	1.5 years	$24

The options granted in 2019 were to directors with an exercise price of $0.31. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	2.5%
Expected term of options	3.7 years
Expected annual volatility	123%
Expected dividend yield	—%

(c) Stock-based Compensation Expense

Stock-based compensation expense included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations was $6 and $7 for the three month-periods ended March 31, 2019 and 2018, respectively.

The total compensation cost related to non-vested awards not yet recognized was $16 as of March 31, 2019.

(d) Warrants

The Company previously issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2018	2,392,142	$1.28
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2019	2,392,142	$1.28	1.09 years

NOTE 6— SEGMENT REPORTING

As of March 31, 2019, the Company operates in two reportable operating segments, both of which are performed though the Company’s OmniMetrix subsidiary:

●	The PG (Power Generation) segment provides wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications.

●	The CP (Cathodic Protection) segment provides for remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies.

The Company’s reportable segments are strategic business units, offering different products and services and are managed separately as each business requires different technology and marketing strategies.

The following tables represent segmented data for the three-month periods ended March 31, 2019 and March 31, 2018:

	PG	CP	Total
Three months ended March 31, 2019:
Revenue from external customers	$996	$331	$1,327
Intersegment revenue	—	—	—
Segment gross profit	686	135	821
Depreciation and amortization	20	7	27
Segment income (loss) before income taxes	$23	$(85)	$(62)

Three months ended March 31, 2018:
Revenue from external customers	$886	$323	$1,209
Intersegment revenue	—	—	—
Segment gross profit	589	156	745
Depreciation and amortization	12	5	17
Segment loss before income taxes	$(22)	$(63)	$(85)

The gross profit of the PG segment during the three months ended March 31, 2019 included a $30 accrual, which unfavorably impacted gross margin by 2%. The accrual was for an estimated payment of approximately $30 related to a long-term purchase commitment of what is now discontinued technology that has been replaced with upgraded technology. This adjustment is recorded in cost of sales – other.

The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between the segments. Further, the Chief Decision Maker (CDM) does not review the assets by segment.

Reconciliation of Segment Loss to Consolidated Net Loss Before Income Taxes

	Three months ended March 31,
	2019	2018
Total net loss before income taxes for reportable segments	$(62)	$(85)
Unallocated cost of corporate headquarters	(199)	(335)
Consolidated loss before income taxes	$(261)	$(420)

NOTE 7—REVENUE

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

The following table disaggregates the Company’s revenue for the three-month periods ended March 31, 2019 and 2018:

	HW	Monitoring	Total
Three months ended March 31, 2019:
PG Segment	$290	$706	$996
CP Segment	271	60	331
Total Revenue	$561	$766	$1,327

	HW	Monitoring	Total
Three months ended March 31, 2018:
PG Segment	$293	$593	$886
CP Segment	274	49	323
Total Revenue	$567	$642	$1,209

Deferred revenue activity for the three months ended March 31, 2019 can be seen in the table below:

	HW	Monitoring	Total
Balance at December 31, 2018	$2,432	$1,629	$4,061
Additions during the period	417	813	1,230
Recognized as revenue	(474)	(766)	(1,240)
Balance at March 31, 2019	$2,375	$1,676	$4,051

Amounts to be recognized as revenue in the year ending:
March 31, 2020	1,229	1,450	2,679
March 31, 2021	842	218	1,060
March 31, 2022 and thereafter	304	8	312
	$2,375	$1,676	$4,051

Other revenue of approximately $87 is related to accessories, repairs, and other miscellaneous charges that are recognized to revenue when sold and are not deferred.

Deferred charges relate only to the sale of equipment. Deferred charges activity for the three months ended March 31, 2019 can be seen in the table below:

Balance at December 31, 2018	$1,438
Additions during the period	211
Recognized as cost of sales	(282)
Balance at March 31, 2019	$1,367

Amounts to be recognized as cost of sales in the year ending:
March 31, 2020	$712
March 31, 2021	483	*
March 31, 2022 and thereafter	172	*
	$1,367

* Amounts included in other assets in the Company’s unaudited condensed consolidated balance sheets at March 31, 2019.

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

The following table provides a reconciliation of the Company’s sales commissions contract assets for the three-month period ended March 31, 2019:

	HW	Monitoring	Total
Balance at December 31, 2018	$107	$36	$143
Additions during the period	16	5	21
Amortization of sales commissions	(22)	(3)	(25)
Balance at March 31, 2019	$101	$38	$139

The capitalized sales commissions are included in other current assets ($70) and other assets ($69) in the Company’s unaudited condensed consolidated balance sheets at March 31, 2019. The capitalized sales commissions are included in Other Current Assets ($76) and Other Assets ($67) in the Company’s Consolidated Balance Sheets at December 31, 2018.

NOTE 8—SUBSEQUENT EVENTS

On April 1, 2019, the Company awarded a total of 167,500 stock options, in the aggregate, to employees of its OmniMetrix subsidiary at an exercise price of $0.32. These options vest ratably over three years starting on the first anniversary date of the option grant date.

On May 6, 2019, the Company filed an S-1 Registration Statement for a rights offering seeking to raise gross proceeds of $2,400. The rights offering would be in the form of a distribution, to the Company’s stockholders and holders of certain of its warrants, of non-transferable rights to purchase additional shares of the Company’s Common Stock at a discount that is expected to be between 15% and 20% to the market price. The final terms and timing of the rights offering have not yet been determined.

ACORN ENERGY, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect our business and operations. Certain of these factors are discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2018.

FINANCIAL RESULTS BY COMPANY

The following tables show, for the periods indicated, the financial results (dollar amounts in thousands) attributable to each of our consolidated companies.

	Three months ended March 31, 2019
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$1,327	$—	$1,327
Cost of sales	476	―	476
Cost of sales - other	30	—	30
Gross profit	821	—	821
Gross profit margin	62%		62%
R&D expenses	144	—	144
Selling, general and administrative expenses	729	209	938
Adjusted operating loss	$(52)	$(209)	$(261)

	Three months ended March 31, 2018
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$1,209	$—	$1,209
Cost of Sales	464	—	464
Gross profit	745	—	745
Gross profit margin	62%		62%
R&D expenses	129	—	129
Selling, general and administrative expenses	671	313	984
Operating loss	$(55)	$(313)	$(368)

In the three months ended March 31, 2019, OmniMetrix recorded an accrual for an estimated payment of approximately $30,000 for a long-term purchase commitment of what is now discontinued technology that has been replaced with upgraded technology. This adjustment is recorded as cost of sales – other and is included in the OmniMetrix gross profit in the table above. Gross profit excluding this non-recurring adjustment would be $851,000, or 64%. We will pursue selling the inventory in the secondary market to recover some of this write-off but we have no guarantee that we will find a buyer for the inventory.

BACKLOG

As of March 31, 2019, our backlog of work to be completed (primarily deferred revenue) at our OmniMetrix subsidiary totaled approximately $4.0 million.

RECENT DEVELOPMENTS

In March 2019, OmniMetrix reinstated its Loan and Security Agreement providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1 million. Debt incurred under this financing arrangement bears interest at the greater of 6% and prime (5.5% at May 10, 2019) plus 1.5% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.75% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 16%. The monthly service charge and interest is calculated on the greater of the outstanding balance or $150,000. From time to time, the balance outstanding may fall below $150,000 based on collections applied against the loan balance and the timing of loan draws.

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

Each of our PG and CP activities represents a reportable segment. The following analysis should be read together with the segment information provided in Note 6 to the interim unaudited condensed consolidated financial statements included in this quarterly report.

OmniMetrix

OmniMetrix LLC is a Georgia limited liability company based in Buford, Georgia that develops and markets wireless remote monitoring and control systems and services for multiple markets in the Internet of Things (“IoT”) ecosystem: critical assets (including stand-by power generators, pumps, pumpjacks, light towers, turbines, compressors, as well as other industrial equipment) as well as cathodic protection for the pipeline industry (gas utilities and pipeline companies). Acorn owns 80% of OmniMetrix.

Following the emergence of machine-to-machine (“M2M”) and IoT applications whereby companies aggregate multiple sensors and monitors into a simplified dashboard for customers, OmniMetrix believes it plays a key role in this new economic ecosystem. In addition, OmniMetrix sees a rapidly growing need for backup power infrastructure to secure critical military, government, and private sector assets against emergency events including terrorist attacks, natural disasters, and cybersecurity threats. As residential and industrial standby generators, turbines, compressors, pumps, pumpjacks, light towers and other industrial equipment are part of the critical infrastructure increasingly becoming monitored in Internet of Things applications, and given that OmniMetrix monitors all major brands of critical equipment, OmniMetrix believes it is well-positioned as a competitive participant in this new market.

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

OmniMetrix has two divisions: PG and CP. In the first three months of 2019, OmniMetrix recognized $1,327,000 of revenue ($996,000 in PG activities and $331,000 in CP activities) as compared to $1,209,000 ($886,000 in PG activities and $323,000 in CP activities) recorded in the first three months of 2018, representing an increase in revenue of 10%. Revenue from monitoring revenue increased 19% from $642,000 in the first three months of 2018 to $766,000 in the first three months of 2019 while revenue recognized from the sale of hardware decreased 1% from $567,000 in the first three months of 2018 as compared to $561,000 in the first three months of 2019. The increase in revenue is driven by a significant increase in monitoring revenue resulting from the increased number of units being monitored as a result of focused sales initiatives on the industrial and commercial markets. The decrease in hardware revenue was due to two sizeable orders that were placed in March 2018.

Gross profit of $821,000 for the first three months of 2019 reflected a gross margin of 62% on the period’s revenue. However, the gross profit during this period included a $30,000 accrual, which unfavorably impacted our gross margin by 2%. The accrual was for an estimated payment of approximately $30,000 for a long-term purchase commitment of what is now discontinued technology that has been replaced with upgraded technology. This adjustment is recorded in cost of sales – other. We will pursue selling the inventory in the secondary market to recover some of this write-off but we have no guarantee that we will find a buyer for the inventory.

Such gross profit represents significant increase from first three months of 2018’s gross profit of $745,000 (gross margin of 62%). The increase in the gross profit compared to the first three months of 2018 was attributable to increased revenue. OmniMetrix’s gross margin on hardware revenue increased 1% from 37% in the first quarter of 2018 to 38% in the first quarter of 2019. The margin on monitoring revenue remained flat at 83% when compared to the same period in the prior year.

During the first three months of 2019, OmniMetrix recorded $144,000 of Research and Development (“R&D”) expense as compared to approximately $129,000 of R&D expense in the first three months of 2018. The increase is related to the continued development of next generation PG and CP monitors.

During the first three months of 2019, OmniMetrix recorded $729,000 of selling, general and administrative (“SG&A”) expense. Such costs reflect an increase of $58,000 (9%) as compared to SG&A expense of $671,000 in the first quarter of 2018. First quarter 2019 SG&A expense was also 9% higher than the fourth quarter 2018 SG&A expense which was also $671,000. This increase is primarily due to an increase in personnel costs of $47,000 from the same period in the prior year as a result of investments in the growth of the business. The Company plans to continue to make investments to expand its sales department, upgrade its software monitoring options, and implement a new ERP (Enterprise Resource Planning) system to provide more integrated backoffice operations.

Corporate

Corporate general and administrative (“G&A”) expense of $209,000 in the first three months of 2019 reflected a decrease of $104,000, or 33%, from the $313,000 of G&A expense reported in the first three months of 2018. The decrease is primarily due to a material reduction in personnel costs as well as a reduction in board fees and other professional service fees. First quarter 2019 G&A expense also decreased 9% from fourth quarter 2018 G&A expense of $230,000. We do not expect the quarterly corporate overhead to change materially except as may be required to support the growth of our OmniMetrix subsidiary.

On February 14, 2018, we closed on the 2018 DSIT Transaction initially entered into on January 18, 2018 for the sale of our remaining 41.15% interest in our DSIT Solutions Ltd. business to an Israeli investor group. At closing, we received gross proceeds of $5.8 million before transaction costs, professional fees and withholding taxes. From the gross proceeds, we paid $388,000 of withholding taxes, paid or accrued $441,000 of transaction costs and recorded a loss of $829,000 as the carrying value of our investment in DSIT had previously been written down to the gross proceeds of the 2018 DSIT Transaction. From the proceeds, we also repaid $1,600,000 of amounts due to DSIT and the entire $1.3 million of loan principal borrowed from certain directors during 2017 along with accrued interest thereon of $128,000.

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three-month periods ended March 31, 2019 and March 31, 2018, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. For segment data, see Notes 6 and 7 to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

	Three months ended March 31,
	2019		2018		Change
	($,000)	% of revenues	($,000)	% of revenues	from 2018 to 2019
Revenue	$1,327	100%	$1,209	100%	10%
Cost of sales – products and services	506	38%	464	38%	(9)%
Gross profit	821	62%	745	62%	10%
R&D expenses	144	11%	129	11%	12%
SG&A expenses	938	71%	984	81%	(5)%
Operating loss	(261)	(20)%	(368)	(30)%	(29)%
Finance expense, net	―	(0)%	(52)	(4)%	(100)%
Loss before income taxes	(261)	(20)%	(420)	(35)%	(38)%
Income tax expense	—	—%	—	—%	—%
Net loss after income taxes	(261)	(20)%	(420)	(35)%	(38)%
Share of income in DSIT	―	― %	33	3%	(100)%
Impairment of investment in DSIT	―	― %	(33)	(3)%	(100)%
Loss on sale of DSIT	―	― %	(829)	(69)%	(100)%
Net loss	(261)	(20)%	(1,249)	(103)%	(79)%
Non-controlling interests share of net loss	24	2%	27	2%	(11)%
Net loss attributable to Acorn Energy, Inc.	$(237)	(18)%	$(1,222)	(101)%	(81)%

Revenue. Revenue increased by $118,000, or 10%, from $1,209,000 in the first three months of 2018 to $1,327,000 in the first three months of 2019. OmniMetrix’s increased revenue was primarily attributable to increased monitoring which increased from $642,000 in the first three months of 2018 to $766,000 in the first three months of 2019. The increase in monitoring revenue resulted from an increase in the number of units being monitored.

Gross profit. OmniMetrix’s gross profit increased $76,000, or 10%, in the first three months of 2019 compared to the first three months of 2018, from $745,000 to $821,000. However, the gross profit during this period included a $30,000 accrual, which unfavorably impacted our gross margin by 2%. The accrual was for an estimated payment of approximately $30,000 for a long-term purchase commitment of what is now discontinued technology that has been replaced with upgraded technology. This adjustment is recorded in cost of sales – other. We will pursue selling the inventory in the secondary market to recover some of this write-off but we have no guarantee that we will find a buyer for the inventory. The increase in gross profit from the same period in the prior year was attributable to OmniMetrix’s increased revenue.

Research and development expenses. OmniMetrix’s R&D expense increased from $129,000 in the first three months of 2018 to $144,000 in the first three months of 2019 as it continues development of next-generation PG and CP monitors.

Selling, general and administrative expenses. SG&A expenses in the first three months of 2019 reflected a decrease of $46,000 (5%) as compared to the first three months of 2018. OmniMetrix’s SG&A expense increased from $671,000 in the first three months of 2018 to $729,000 in the first three months of 2019. Corporate SG&A expense decreased from $313,000 in the first three months of 2018 to $209,000 in the first three months of 2019. As previously noted the increase in OmniMetrix SG&A expense was primarily due to an increase in personnel costs of $47,000 from the same period in the prior year as a result of investments in the growth of the business, and the decrease in Corporate SG&A expense is due to a material reduction in personnel costs as well as a reduction in board fees and other professional service fees.

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

Net loss attributable to Acorn Energy. We recognized a net loss attributable to Acorn shareholders of $237,000 in the first three months of 2019 compared to a net loss of $1,222,000 in the first three months of 2018. Our loss in 2019 is comprised of net loss at OmniMetrix of $96,000 offset by corporate expense of $141,000. These losses were partially offset by $24,000 representing the non-controlling interest share of our loss in OmniMetrix.

Liquidity and Capital Resources

At March 31, 2019, we had a negative working capital of $1,178,000. Our working capital includes approximately $779,000 of cash (excluding restricted cash) and deferred revenue of approximately $2.7 million. Such deferred revenue does not require significant cash outlay for the revenue to be recognized.

During the first three months of 2019, our OmniMetrix subsidiary used $76,000 in its operations while our corporate headquarters used $249,000 during the same period.

Net cash of $140,000 was provided by financing activities during the first three months of 2019 which was the proceeds from our line of credit.

In March 2019, OmniMetrix reinstated its Loan and Security Agreement providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1 million. Debt incurred under this financing arrangement bears interest at the greater of 6% and prime (5.5% at May 10, 2019) plus 1.5% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.75% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 16%. OmniMetrix also agreed to continue to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of two years beginning March 1, 2019. The monthly service charge and interest is calculated on the greater of the outstanding balance or $150,000. From time to time, the balance outstanding may fall below $150,000 based on collections applied against the loan balance and the timing of loan draws.

OmniMetrix had an outstanding balance of $140,000 at March 31, 2019, pursuant to the Loan and Security Agreement.

On May 6, 2019, the Company filed an S-1 Registration Statement for a rights offering seeking to raise gross proceeds of $2.4 million. The rights offering would be in the form of a distribution, to the Company’s stockholders and holders of certain of its warrants, of non-transferable rights to purchase additional shares of the Company’s Common Stock at a discount that is expected to be between 15% and 20% to the market price. The final terms and timing of the rights offering have not yet been determined. Acorn intends to use the net proceeds from the rights offering to finance the contemplated reacquisition of the 20% minority interest in OmniMetrix that it does not already own and to provide OmniMetrix with additional sales and marketing resources to facilitate expansion into additional geographic markets and new product applications, as well as to support next-generation product development. Any net proceeds not so utilized will be used for general working capital purposes.

In 2015, Edgar S. Woolard, Jr., one of our then-current directors (the “Investor”), acquired a 20% interest in our OMX Holdings, Inc. subsidiary (“Holdings”) through the purchase of preferred stock (the “Preferred Stock”) for $1.0 million. Holdings is the holder of 100% of the membership interests of OmniMetrix, LLC, through which our OmniMetrix subsidiary operates.

A dividend of 10% per annum accrued on the Preferred Stock. The dividend was payable on the first anniversary of the funding of the investment and quarterly thereafter for so long as the Preferred Stock is outstanding and has not been converted to OmniMetrix common stock. Through December 31, 2016, a dividend payable of $115,000 was recorded with respect to the Preferred Stock. On December 31, 2016, the Investor agreed to treat these accrued dividends and all subsequent accrued and unpaid dividends as a loan to Holdings which bears interest at 8% per year. In December 2016, the Investor provided Holdings with an additional $50,000 loan under the same terms as the abovementioned accrued dividends.

On May 14, 2018, Holdings and the Investor entered into an agreement whereby, effective May 1, 2018, the dividend on the Preferred Stock was reduced to 8%. In addition, all the amounts due to the Investor (accrued dividends, loan and accrued interest) and all future dividends that shall accrue on the Preferred Stock through June 30, 2020, will be paid by Holdings pursuant to an agreed-upon payment schedule which ends on June 30, 2020. During the year ended December 31, 2018, Holdings made payments of $100,000 in the aggregate in accordance with the agreed-upon payment schedule and additional quarterly dividends of $87,000 in the aggregate were accrued. At March 31, 2019, the obligation to the Investor was $303,000, representing unpaid accrued dividends. The amount accrued as of March 31, 2019 is expected to be paid to the Investor by Holdings quarterly as shown in the table below. This table does not include any future dividends that shall accrue over this period (five quarters) on the Preferred Stock of $20,000 per quarter ($100,000 in the aggregate):

In the year ending December 31, 2019	$250,000
In the six-month period ending June 30, 2020	$53,000

Dividends shall be paid only to the extent provided under Holdings’ Amended and Restated Certificate of Incorporation and as permitted under applicable law. The scheduled dividend payment of $40,000 was not paid in the three-month period ended March 31, 2019 because Holdings did not have funds lawfully available for the payment of such dividend as its assets did not exceed its liabilities on the scheduled payment date. The Company plans to propose a complete buy-out of the Investor’s ownership interest in Holdings upon completion of the contemplated rights offering.

In addition to the amounts owed to the Investor (who resigned from the board on August 6, 2018), OmniMetrix owes Acorn approximately $4.0 million for loans, accrued interest and expenses advanced to it by Acorn.

We had approximately $779,000 of cash (excluding restricted cash of $299,000) on March 31, 2019, and approximately $684,000 (excluding restricted cash of $299,000) on May 10, 2019. OmniMetrix had $309,000 available to draw under its credit line as of May 10, 2019. We believe that our current cash plus the cash expected to be generated from operations and borrowing from available lines of credit will provide sufficient liquidity to finance the operating activities of Acorn and the operations of OmniMetrix for at least the next twelve months. Further, assuming the consummation of the rights offering as set forth above, the expected net proceeds of the rights offering will provide additional liquidity for working capital and our growth plans for the foreseeable future.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of March 31, 2019.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Years Ending March 31, (in thousands)
	Total	2019	2020-2021	2022-2023	2024 and thereafter
Debt	$140	$140	$—	$—	$—
Service agreements	32	10	21	1	―
Software agreements	68	28	40	―	―
Capital leases	25	6	12	7	―
Operating leases	82	82	―	—	—
Due to former directors	303	250	53	—	—
Total contractual cash obligations	$650	$516	$126	$8	$—

We expect to finance the contractual commitments from cash currently on hand and cash generated from operations and proceeds from the rights offering, if necessary.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, escrow deposits and trade accounts receivable. The Company’s cash, cash equivalents and escrow deposits were deposited primarily with U.S. banks and brokerage firms and amounted to approximately $779,000 at March 31, 2019. The Company does not believe there is significant risk of non-performance by these counterparties. Approximately 16% of the accounts receivable at March 31, 2019 was due from one customer who pays its receivables over usual credit periods (the Company collected $97,000 of the $102,000 due from this customer as of May 10, 2019). Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base.

Fair Value of Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values due to the short maturity of such investments.

Interest Rate Risk

In March 2019, OmniMetrix reinstated its Loan and Security Agreement providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1 million. Debt incurred under this financing arrangement bears interest at the greater of 6% and prime (5.5% at May 10, 2019) plus 1.5% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.75% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 16%. OmniMetrix also agreed to continue to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of two years beginning March 1, 2019.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses noted in our Annual Report on Form 10-K for the year ended December 31, 2018, to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As noted in our Annual Report on Form 10-K for the year ended December 31, 2018, we employ a decentralized internal control methodology, coupled with management’s oversight, whereby each subsidiary is responsible for mitigating its risks to financial reporting by implementing and maintaining effective control policies and procedures and subsequently translating that respective risk mitigation up and through to the parent level and to our external financial statements. In addition, as our operating subsidiary is not large enough to effectively mitigate certain risks by segregating incompatible duties, management must employ compensating mechanisms throughout our company in a manner that is feasible within the constraints it operates.

The material weaknesses management identified were caused by an insufficient complement of resources at our OmniMetrix subsidiary and limited IT system capabilities, such that individual control policies and procedures at the subsidiary could not be implemented, maintained, or remediated when and where necessary. As a result, a majority of the significant process areas management identified for our OmniMetrix subsidiary had one or more material weaknesses present.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6.	EXHIBITS.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-Q for the quarter ended March 31, 2019, filed on May 15, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: May 15, 2019

	By:	/s/ TRACY S. CLIFFORD
Tracy S. Clifford
Chief Financial Officer

