Form 10-Q
period 2019-06-30
ACORN ENERGY, INC.
filed 2019-08-14
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Commission file number: 001-33886

ACORN ENERGY, INC.

(Exact name of registrant as specified in charter)

Delaware	22-2786081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 N West, Suite 1200, Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2019
Common Stock, $0.01 par value per share	39,591,339

ACORN ENERGY, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended June 30, 2019

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

PART I

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of June 30, 2019	As of December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,933		$973
Restricted cash	304		290
Accounts receivable, net	808		665
Inventory, net	369		261
Deferred charges	680		803
Other current assets	144		144
Total current assets	5,238		3,136
Property and equipment, net	80		73
Other assets	747		710
Total assets	$6,065		$3,919
LIABILITIES AND EQUITY(DEFICIT)
Current liabilities:
Short-term credit	$191	$	―
Accounts payable	313		246
Accrued expenses	467		430
Deferred revenue	2,691		2,734
Due to former Acorn director (resigned as of August 6, 2018) (Note 3)	323		250
Other current liabilities	121		127
Total current liabilities	4,106		3,787
Non-current liabilities:
Deferred revenue	1,445		1,327
Due to former Acorn director (resigned as of August 6, 2018) (Note 3)	―		33
Other non-current liabilities	13		2
Total non-current liabilities	1,458		1,362
Commitments and contingencies
Equity(deficit):
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share:
Authorized – 42,000,000 shares; Issued – 39,591,339 and 30,357,706 shares at June 30, 2019 and December 31, 2018, respectively	396		304
Additional paid-in capital	102,484		100,340
Warrants	1,118		1,118
Accumulated deficit	(100,500)		(100,064)
Treasury stock, at cost – 801,920 shares at June 30, 2019 and December 31, 2018	(3,036)		(3,036)
Total Acorn Energy, Inc. shareholders’ equity(deficit)	462		(1,338)
Non-controlling interests	39		108
Total equity(deficit)	501		(1,230)
Total liabilities and equity(deficit)	$6,065		$3,919

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Six months ended June 30,		Three months ended June 30,
	2019	2018	2019	2018

Revenue	$2,704	$2,439	$1,377	$1,230
Cost of sales – products and services	952	958	476	494
Cost of sales - other	30	―	―	―
Gross profit	1,722	1,481	901	736
Operating expenses:
Research and development expenses	283	260	139	131
Selling, general and administrative expenses	1,903	2,133	965	1,149
Total operating expenses	2,186	2,393	1,104	1,280
Operating loss	(464)	(912)	(203)	(544)
Finance expense, net	(1)	(79)	(1)	(27)
Loss before income taxes	(465)	(991)	(204)	(571)
Income tax expense	—	―	—	―
Net loss after income taxes	(465)	(991)	(204)	(571)
Share of income in DSIT	―	33	―	―
Impairment of investment in DSIT	―	(33)	―	―
Loss on sale of interest in DSIT, net of withholding taxes and transaction costs	―	(829)	―	―
Net loss	(465)	(1,820)	(204)	(571)
Non-controlling interest share of net loss	29	60	5	33
Net loss attributable to Acorn Energy, Inc. shareholders	$(436)	$(1,760)	$(199)	$(538)

Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders:	$(0.01)	$(0.06)	$(0.01)	$(0.02)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic	30,515	29,531	30,675	29,537
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders –diluted	30,515	29,531	30,675	29,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (UNAUDITED)

(IN THOUSANDS)

	Three and Six Months Ended June 30, 2019
	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Shareholders’ Equity (Deficit)	Non-controlling interests	Total Equity (Deficit)
Balances as of December 31, 2018	29,556	$296	$100,348	$1,118	$(100,064)	802	$(3,036)	$(1,338)	$108	$(1,230)
Net loss	—	—	—	—	(237)	—	—	(237)	(24)	(261)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(20)	(20)
Stock option compensation	—	—	6	—	—	—	—	6	—	6
Balances as of March 31, 2019	29,556	$296	$100,354	$1,118	$(100,301)	802	$(3,036)	$(1,569)	$64	$(1,505)
Net loss	—	—	—	—	(199)	—	—	(199)	(5)	(204)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(20)	(20)
Shares granted in lieu of professional fees	60	*	18	―	―	—	―	18	―	18
Rights offering, proceeds net of expenses	9,975	100	2,106	—	—	—	—	2,206	—	2,206
Stock option compensation	—	—	6	—	—	—	—	6	—	6
Balances as of June 30, 2019	39,591	$396	$102,484	$1,118	$(100,500)	802	$(3,036)	$462	$39	$501

	Three and Six Months Ended June 30, 2018
	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Number of Treasury shares	Treasury Stock	Total Acorn Energy, Inc. Shareholders’ Equity (Deficit)	Non-controlling interests	Total Equity (Deficit)
Balances as of December 31, 2017	29,500	$295	$99,827	$1,600	$(98,215)	802	$(3,036)	$471	$281	$752
Adjustment of retained earnings in accordance with ASC 606	—	—	—	—	152	—	—	152	—	152
Net loss	—	—	—	—	(1,222)		—	(1,222)	(27)	(1,249)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(25)	(25)
Shares granted in lieu of director fees	19	*	4	—	—	—	—	4	—	4
Stock option compensation	—	—	7	—	—	—	—	7	—	7
Balances as of March 31, 2018	29,519	$295	$99,838	$1,600	$(99,285)	802	$(3,036)	$(588)	$229	$(359)
Net loss	—	—	—	—	(538)	—	—	(538)	(33)	(571)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(25)	(25)
Shares granted in lieu of director fees	18	*	5	—	—	—	—	5	—	5
Stock option compensation	—	—	11	—	—	—	—	11	—	11
Balances as of June 30, 2018	29,537	$295	$99,854	$1,600	$(99,823)	802	$(3,036)	$(1,110)	$171	$(939)

* Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Six months ended June 30,
	2019	2018
Cash flows used in operating activities:
Net loss	$(465)		$(1,820)
Depreciation and amortization	34		33
Loss on sale of investment in DSIT, net of income taxes and transaction costs	―		829
Impairment of investment in DSIT	―		33
Share of income in DSIT	―		(33)
Stock-based compensation	12		18
Professional fees paid in common stock	18		―
Director fees paid in common stock	―		9
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	(143)		349
Increase in inventory	(108)		(28)
Decrease in deferred charges	105		64
Decrease (increase) in other current assets and other assets	7		(20)
Increase (decrease) in accounts payable and accrued expenses	60		(33)
Increase in deferred revenue	75		163
Decrease in amounts due to DSIT and directors	―		(1,381)
Decrease in other current liabilities and non-current liabilities	(18)		(91)
Net cash used in operating activities	(423)		(1,908)

Cash flows provided by investing activities:
Proceeds from the sale of interests in DSIT, net of transaction costs	―		4,971
Net cash provided by investing activities	―		4,971

Cash flows provided by (used in) financing activities:
Short-term credit, net	191		(123)
Proceeds from rights offering, net of expenses of $188	2,206		―
Repayment of director loans	―		(1,300)
Repayments of loans from DSIT	―		(340)
Net cash provided by (used in) financing activities	2,397		(1,763)

Net increase in cash, cash equivalents and restricted cash	1,974		1,300
Cash, cash equivalents and restricted cash at the beginning of the year	1,263		481
Cash, cash equivalents and restricted cash at the end of the period	$3,237		$1,781

Cash, cash equivalents and restricted cash consist of the following:
End of period
Cash and cash equivalents	$2,933		$1,781
Restricted cash	304		―
	$3,237		$1,781

Cash, cash equivalents and restricted cash consist of the following:
Beginning of period
Cash and cash equivalents	$973		$481
Restricted cash	290		―
	$1,263		$481

Supplemental cash flow information:
Cash paid during the year for:
Interest	$9		$39

Non-cash investing and financing activities:
Purchase of equipment under installment agreement	$7	$	―
Accrued preferred dividends to former Acorn director (see Note 3)	$40		$50

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1— BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. All dollar amounts in the notes to the condensed consolidated financial statements are in thousands except for per share data.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

NOTE 2—RECENT AUTHORITATIVE GUIDANCE

Recently Issued

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

Recently Adopted

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

The standard includes a number of optional practical expedients under the transaction guidance. The Company has elected the package of practical expedients which allows it to not reassess prior conclusions about lease identification, lease classification, and initial direct costs. The Company also made accounting policy elections by class of underlying asset to not apply the recognition requirements of the standard to leases with terms of 12 months or less and to not separate non-lease components from lease components. Consequently, each separate lease component and the non-lease components associated with that lease component will be accounted for as a single lease component for lease classification, recognition, and measurement purposes. Upon adoption of the standard, the Company recognized a lease obligation liability of $44 recorded in other current liabilities, and a right-of-use asset of $44 recorded in property and equipment, net. An adjustment of $26 was made to reduce the right-of-use asset and deferred rent to reflect the impact of the retrospective approach on adopting this guidance. The lease obligation liability was $38 as of June 30, 2019 which includes the original lease as well as a new lease entered in to during the quarter.

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

A dividend of 10% per annum accrued on the Preferred Stock. The dividend was payable on the first anniversary of the funding of the investment and quarterly thereafter for so long as the Preferred Stock was outstanding and had not been converted to Common Stock. Through December 31, 2016, a dividend payable of $115 was recorded with respect to the Preferred Stock. On December 31, 2016, the Investor agreed to treat the $115 of accrued dividends and all subsequent accrued and unpaid dividends as a loan to Holdings which bore interest at 8% per year. In December 2016, the Investor provided Holdings with an additional $50 loan under the same terms as the abovementioned accrued dividends.

On May 14, 2018, Holdings and the Investor entered into an agreement whereby effective May 1, 2018, the dividend on the Preferred Stock was reduced to 8%. In addition, all the amounts due to the Investor (accrued dividends, loan and accrued interest) and all future dividends that would accrue on the Preferred Stock through June 30, 2020, were to be paid by Holdings pursuant to an agreed-upon payment schedule which was scheduled to end on June 30, 2020. During the three months ended June 30, 2019, the Company accrued $20 for the quarterly dividend. During the six months ended June 30, 2019, the Company accrued $40 for quarterly dividends in the aggregate. At June 30, 2019, the obligation to the Investor was $323, representing unpaid accrued dividends.

On July 1, 2019, in accordance with terms established in 2015 at the time of the original investment, the Company repurchased from the Investor the shares of Preferred Stock then held by the Investor for a purchase price of $1,273 (which included the $323 of unpaid accrued dividends through June 30, 2019). The repurchase raised the Company’s ownership in Holdings from 80% to 99%, with the remaining 1% owned by the CEO of OmniMetrix, LLC.

NOTE 4—DEBT

In March 2019, OmniMetrix reinstated its Loan and Security Agreement providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1,000. Debt incurred under this financing arrangement bears interest at the greater of 6% and prime (5.5% at June 30, 2019) plus 1.5% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.75% of the average aggregate principal amount outstanding for the prior month, for an effective rate of interest on advances of 16% during the six months ended June 30, 2019. OmniMetrix also agreed to continue to maintain a minimum loan balance of $150 in its line-of-credit with the lender for a minimum of two years beginning March 1, 2019. From time to time, the balance outstanding may fall below $150 based on collections applied against the loan balance and the timing of loan draws. The monthly service charge and interest is calculated on the greater of the outstanding balance or $150. Interest expense for the three months ended June 30, 2019 and 2018 was $8 and $16, respectively. Interest expense for the six months ended June 30, 2019 and 2018 was $9 and $39, respectively.

OmniMetrix had an outstanding balance of $191 at June 30, 2019, pursuant to the Loan and Security Agreement and $312 was available to borrow.

NOTE 5—EQUITY

(a) Rights Offering

On June 28, 2019, the Company completed a rights offering, raising $2,206 in proceeds, net of $188 in expenses. Pursuant to the rights offering, Acorn securityholders and parties to a backstop agreement purchased 9,975,553 shares of Acorn common stock for $0.24 per share.

Under the terms of the rights offering, each right entitled securityholders as of June 3, 2019, the record date for the rights offering, to purchase 0.312 shares of Acorn common stock at a subscription price of $0.24 per whole share. No fractional shares were issued. The closing price of Acorn’s common stock on the record date of the rights offering was $0.2925. Distribution of the rights commenced on June 6, 2019 and were exercisable through June 24, 2019.

In connection with the rights offering, Acorn entered into a backstop agreement with certain of its directors and Leap Tide Capital Management LLC, the sole manager of which is Acorn’s President and CEO, pursuant to which they agreed to purchase from Acorn any and all unsubscribed shares of common stock in the rights offering, subject to the terms, conditions and limitations of the backstop agreement. The backstop purchasers did not receive any compensation or other consideration for entering into or consummating the backstop agreement.

On July 1, 2019, the Company utilized a portion of the rights offering proceeds to complete the planned reacquisition of a 19% interest in its OMX Holdings, Inc. subsidiary (“Holdings”) for $1,273. Holdings owns 100% of the membership interests of OmniMetrix, LLC. The purchase price was based on terms established in November 2015 at the time of the original investment. The purchase raised Acorn’s ownership in Holdings from 80% to 99%, with the remaining 1% owned by the CEO of OmniMetrix, LLC.

The balance of the rights offering net proceeds provides OmniMetrix with additional sales and marketing resources to facilitate expansion into additional geographic markets and new product applications, to support next-generation product development and for general working capital purposes.

(b) Summary Employee Option Information

At June 30, 2019, 1,371,114 options were available for grant under the 2006 Amended and Restated Stock Incentive Plan and no options were available for grant under the 2006 Director Plan. During the six months ended June 30, 2019, 30,000 options were granted to directors, 60,000 to officers and 137,500 to employees. The fair value of the options issued was $52.

No options were exercised in the six months ended June 30, 2019. The intrinsic value of options outstanding and of options exercisable at June 30, 2019 was $21 and $21, respectively.

A summary of stock option activity for the six months ended June 30, 2019 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,466,489	$3.01	1.88 years	$13
Granted	227,500	0.31
Exercised	—
Forfeited or expired	(104,834)	7.33
Outstanding at June 30, 2019	1,589,155	$2.34	2.2 years	$21
Exercisable at June 30, 2019	1,333,155	$2.73	1.4 years	$21

The fair value of the options granted of $52 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	2.3%
Expected term of options	4.7 years
Expected annual volatility	119%
Expected dividend yield	—%

(c) Stock-based Compensation Expense

Stock-based compensation expense included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations was $6 and $11 for the three month-periods ended June 30, 2019 and 2018, respectively, and $12 and $18 for the six month-periods ended June 30, 2019 and 2018, respectively.

The total compensation cost related to non-vested awards not yet recognized was $58 as of June 30, 2019.

(d) Warrants

The Company previously issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2018	2,392,142	$1.28	1.34 years
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2019	2,392,142	$1.28	.85 years

(e) Shares granted in lieu of professional fees

Pursuant to a contractual agreement, 60,000 shares of common stock were issued on May 31, 2019 to the Company’s investor relations consultants for professional fees rendered. The shares were valued at the market price at the time of issuance of approximately $18,000 in the aggregate.

NOTE 6— SEGMENT REPORTING

As of June 30, 2019, the Company operates in two reportable operating segments, both of which are performed though the Company’s OmniMetrix subsidiary:

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

The following tables represent segmented data for the six- and three-month periods ended June 30, 2019 and June 30, 2018:

	PG	CP	Total
Six months ended June 30, 2019:
Revenues from external customers	$2,053	$651	$2,704
Segment gross profit	1,434	288	1,722
Depreciation and amortization	25	9	34
Segment income(loss) before income taxes	$105	$(134)	$(29)

Six months ended June 30, 2018:
Revenues from external customers	$1,767	$672	$2,439
Segment gross profit	1,181	300	1,481
Depreciation and amortization	24	9	33
Segment loss before income taxes	$(39)	$(155)	$(194)

Three months ended June 30, 2019:
Revenues from external customers	$1,057	$320	$1,377
Segment gross profit	748	153	901
Depreciation and amortization	5	2	7
Segment income(loss) before income taxes	$82	$(49)	$33

Three months ended June 30, 2018:
Revenues from external customers	$881	$349	$1,230
Segment gross profit	593	143	736
Depreciation and amortization	12	4	16
Segment loss before income taxes	$(18)	$(92)	$(110)

The gross profit of the PG segment during the six months ended June 30, 2019 included a $30 accrual, which unfavorably impacted gross margin by 1%. The accrual was for an estimated payment of approximately $30 related to a long-term purchase commitment of what is now discontinued technology that has been replaced with upgraded technology. This adjustment is recorded in cost of sales – other.

The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between the segments. Further, the Chief Decision Maker (CDM) does not review the assets by segment.

Reconciliation of Segment Loss to Consolidated Net Loss Before Income Taxes

	Six months ended June 30,		Three months ended June 30,
	2019	2018	2019	2018
Total net loss before income taxes for reportable segments	$(29)	$(194)	$33	$(110)
Unallocated cost of corporate headquarters	(436)	(797)	(237)	(461)
Consolidated loss before income taxes	$(465)	$(991)	$(204)	$(571)

NOTE 7—REVENUE

The following table disaggregates the Company’s revenue for the six- and three-month periods ended June 30, 2019 and 2018:

	HW	Monitoring	Total
Six months ended June 30, 2019:
PG Segment	$601	$1,452	$2,053
CP Segment	533	118	651
Total Revenue	$1,134	$1,570	$2,704

	HW	Monitoring	Total
Six months ended June 30, 2018:
PG Segment	$568	$1,199	$1,767
CP Segment	572	100	672
Total Revenue	$1,140	$1,299	$2,439

	HW	Monitoring	Total
Three months ended June 30, 2019:
PG Segment	$311	$746	$1,057
CP Segment	262	58	320
Total Revenue	$573	$804	$1,377

	HW	Monitoring	Total
Three months ended June 30, 2018:
PG Segment	$275	$606	$881
CP Segment	298	51	349
Total Revenue	$573	$657	$1,230

Deferred revenue activity for the six months ended June 30, 2019 can be seen in the table below:

	HW	Monitoring	Total
Balance at December 31, 2018	$2,432	$1,629	$4,061
Additions during the period	928	1,636	2,564
Recognized as revenue	(919)	(1,570)	(2,489)
Balance at June 30, 2019	$2,441	$1,695	$4,136

Amounts to be recognized as revenue in the year ending:
June 30, 2020	$1,202	$1,489	$2,691
June 30, 2021	933	201	1,134
June 30, 2022 and thereafter	306	5	311
	$2,441	$1,695	$4,136

Other revenue of approximately $215 is related to accessories, repairs, and other miscellaneous charges that are recognized to revenue when sold and are not deferred.

Deferred charges relate only to the sale of equipment. Deferred charges activity for the six months ended June 30, 2019 can be seen in the table below:

Balance at December 31, 2018	$1,438
Additions during the period	469
Recognized as cost of sales	(542)
Balance at June 30, 2019	$1,365

Amounts to be recognized as cost of sales in the year ending:
June 30, 2020	$680
June 30, 2021	524	*
June 30, 2022 and thereafter	161	*
	$1,365

* Amounts included in other assets in the Company’s unaudited condensed consolidated balance sheets at June 30, 2019.

The following table provides a reconciliation of the Company’s sales commissions contract assets for the six-month period ended June 30, 2019:

	HW	Monitoring	Total
Balance at December 31, 2018	$107	$36	$143
Additions during the period	38	11	49
Amortization of sales commissions	(42)	(8)	(50)
Balance at June 30, 2019	$103	$39	$142

The capitalized sales commissions are included in other current assets ($68) and other assets ($74) in the Company’s unaudited condensed consolidated balance sheets at June 30, 2019. The capitalized sales commissions are included in Other Current Assets ($76) and Other Assets ($67) in the Company’s consolidated balance sheets at December 31, 2018.

ACORN ENERGY, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains “forward-looking statements” relating to the Company which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipate”, “intend”, “could”, “estimate” or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and the Company’s competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, or any of the other risks set out under the caption “Risk Factors” in the Company’s 10-K report for the year ended December 31, 2018 occur, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

FINANCIAL RESULTS BY COMPANY

The following table shows, for the periods indicated, the financial results (dollar amounts in thousands) attributable to each of our consolidated companies.

	Six months ended June 30, 2019
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$2,704	$—	$2,704
Cost of sales	952	―	952
Cost of sales - other	30	—	30
Gross profit	1,722	—	1,722
Gross profit margin	64%		64%
R& D expenses	283	—	283
Selling, general and administrative expenses	1,451	452	1,903
Operating loss	$(12)	$(452)	$(464)

	Six months ended June 30, 2018
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$2,439	$—	$2,439
Cost of Sales	958	—	958
Gross profit	1,481	—	1,481
Gross profit margin	61%		61%
R& D expenses	260	—	260
Selling, general and administrative expenses	1,354	779	2,133
Operating loss	$(133)	$(779)	$(912)

	Three months ended June 30, 2019
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$1,377	$—	$1,377
Cost of Sales	476	—	476
Gross profit	901	—	901
Gross profit margin	65%		65%
R& D expenses	139	—	139
Selling, general and administrative expenses	722	243	965
Operating income (loss)	$40	$(243)	$(203)

	Three months ended June 30, 2018
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$1,230	$—	$1,230
Cost of Sales	494	—	494
Gross profit	736	—	736
Gross profit margin	60%		60%
R& D expenses	131	—	131
Selling, general and administrative expenses	683	466	1,149
Operating loss	$(78)	$(466)	$(544)

In the three months ended March 31, 2019, OmniMetrix recorded an accrual for an estimated payment of approximately $30,000 for a long-term purchase commitment of what is now discontinued technology that has been replaced with upgraded technology. This adjustment is recorded as cost of sales – other and is included in the OmniMetrix gross profit in the six-months ended June 30, 2019 in the table above. Gross profit excluding this non-recurring adjustment would be $1,752,000, or 65%. We will pursue selling the inventory in the secondary market to recover some of this write-off but we have no guarantee that we will find a buyer for the inventory.

BACKLOG

As of June 30, 2019, our backlog of work to be completed (primarily deferred revenue) at our OmniMetrix subsidiary totaled approximately $4.1 million.

RECENT DEVELOPMENTS

In March 2019, OmniMetrix reinstated its Loan and Security Agreement providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1 million. Debt incurred under this financing arrangement bears interest at the greater of 6% and prime (5.25% at August 9, 2019) plus 1.5% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.75% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 15.8%. The monthly service charge and interest is calculated on the greater of the outstanding balance or $150,000. From time to time, the balance outstanding may fall below $150,000 based on collections applied against the loan balance and the timing of loan draws.

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

OmniMetrix

OmniMetrix LLC is a Georgia limited liability company based in Buford, Georgia that develops and markets wireless remote monitoring and control systems and services for multiple markets in the Internet of Things (“IoT”) ecosystem: critical assets (including stand-by power generators, pumps, pumpjacks, light towers, turbines, compressors, as well as other industrial equipment) as well as cathodic protection for the pipeline industry (gas utilities and pipeline companies). Acorn owned 80% of OmniMetrix until July 1, 2019 when it purchased 19% of the minority interest, which brought its ownership interest to 99%, with the remaining 1% owned by OmniMetrix’s CEO.

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

OmniMetrix has two divisions: PG and CP. In the first six months of 2019, OmniMetrix recognized $2,704,000 of revenue ($2,053,000 in PG activities and $651,000 in CP activities) as compared to $2,439,000 ($1,767,000 in PG activities and $672,000 in CP activities) recorded in the first six months of 2018, representing an increase in revenue of 11%. Revenue from monitoring increased 21% from $1,299,000 in the first six months of 2018 to $1,570,000 in the first six months of 2019 while revenue recognized from the sale of hardware decreased 1% from $1,140,000 in the first six months of 2018 as compared to $1,134,000 in the first six months of 2019. The increase in revenue is driven by a significant increase in monitoring revenue resulting from the increased number of units being monitored as a result of focused sales initiatives on the industrial and commercial markets. The decrease in hardware revenue was due to sales team not being fully-staffed during this period.

Gross profit of $1,722,000 for the first six months of 2019 reflected a gross margin of 64% on the period’s revenue. However, the gross profit during this period included a $30,000 accrual, which unfavorably impacted our gross margin by 1%. The accrual was for an estimated payment of approximately $30,000 for a long-term purchase commitment of what is now discontinued technology that has been replaced with upgraded technology. This adjustment is recorded in cost of sales – other. We will pursue selling the inventory in the secondary market to recover some of this write-off but we have no guarantee that we will find a buyer for the inventory.

Such gross profit represents significant increase from first six months of 2018’s gross profit of $1,481,000 (gross margin of 61%). The increase in the gross profit compared to the first six months of 2018 was attributable to increased revenue, increased margin on hardware sales, and more favorable product and segment mix as monitoring has a higher gross margin than hardware. OmniMetrix’s gross margin on hardware revenue increased 4% from 35% in the first half of 2018 to 39% in the first half of 2019. The margin on monitoring revenue remained flat at 83% in the first half of 2019 when compared to the same period in the prior year.

During the first six months of 2019, OmniMetrix recorded $283,000 of Research and Development (“R&D”) expense as compared to approximately $260,000 of R&D expense in the first six months of 2018. The increase is related to the continued development of next generation PG and CP monitors.

During the first six months of 2019, OmniMetrix recorded $1,451,000 of selling, general and administrative (“SG&A”) expense. Such costs reflect an increase of $97,000 (7%) as compared to SG&A expense of $1,354,000 in the first six months of 2018. This increase is primarily due to an increase in 2019 personnel costs of $47,000 from the same period in the prior year as a result of investments in the growth of the business. The Company plans to continue to make investments to expand its sales department, upgrade its software monitoring options, and implement a new ERP (Enterprise Resource Planning) system to provide more integrated backoffice operations.

Second quarter 2019 SG&A expense of $722,000 was essentially flat to the first quarter 2019 SG&A expense which was $729,000.

Corporate

Corporate selling, general and administrative (“SG&A”) expense of $452,000 in the first six months of 2019 reflected a decrease of $327,000, or 42%, from the $779,000 of SG&A expense reported in the first six months of 2018. The decrease is primarily due to a material reduction in personnel costs as well as a reduction in board fees and other professional service fees. Second quarter 2019 SG&A expense increased $34,000, or 16%, from first quarter 2019 SG&A expense of $209,000 due to tax and other seasonal expenses. We do not expect the quarterly corporate overhead to change materially except as may be required to support the growth of our OmniMetrix subsidiary.

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

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the six-month periods ended June 30, 2019 and 2018, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. For segment data, see Notes 6 and 7 to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

	Six months ended June 30,
	2019		2018		Change
	($,000)	% of revenues	($,000)	% of revenues	from 2018 to 2019
Revenue	$2,704	100%	$2,439	100%	11%
Cost of sales	982	36%	958	39%	3%
Gross profit	1,722	64%	1,481	61%	16%
R&D expense	283	10%	260	11%	9%
SG&A expense	1,903	70%	2,133	87%	(11)%
Operating loss	(464)	(17)%	(912)	(37)%	(49)%
Finance expense, net	(1)	* %	(79)	(3)%	(99)%
Loss before income taxes	(465)	(17)%	(991)	(41)%	(53)%
Income tax expense	—	—%	—	—%
Net loss after income taxes	(465)	(17)%	(991)	(41)%	53%
Share of income in DSIT	―	―%	33	1%	(100)%
Impairment of investment in DSIT	―	―%	(33)	(1)%	100%
Loss on sale of DSIT	―	―%	(829)	(34)%	100%
Net loss	(465)	(17)%	(1,820)	(75)%	(74)%
Non-controlling interests share of net loss	29	1%	60	2%	(52)%
Net loss attributable to Acorn Energy, Inc.	$(436)	(16)%	$(1,760)	(72)%	75%

*result is less than 1%.

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three-month periods ended June 30, 2019 and June 30, 2018, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. For segment data, see Notes 6 and 7 to the unaudited condensed consolidated financial statements included in this quarterly report.

	Three months ended June 30,
	2019		2018		Change
	($,000)	% of revenues	($,000)	% of revenues	from 2018 to 2019
Revenue	$1,377	100%	$1,230	100%	12%
Cost of sales	476	35%	494	40%	(4)%
Gross profit	901	65%	736	60%	22%
R&D expenses	139	10%	131	11%	6%
SG&A expenses	965	70%	1,149	93%	(16)%
Operating loss	(203)	(15)%	(544)	(44)%	(63)%
Finance expense, net	(1)	* %	(27)	(2)%	(96)%
Loss before income taxes	(204)	(15)%	(571)	(46)%	(64)%
Income tax expense	—	—%	—	—%	―
Net loss	(204)	(15)%	(571)	(46)%	64%
Non-controlling interests share of net loss	5	* %	33	3%	(85)%
Net loss attributable to Acorn Energy, Inc.	$(199)	(14)%	$(538)	(44)%	63%

*result is less than 1%.

Revenue. Revenue increased by $147,000, or 12%, from $1,230,000 in the second quarter of 2018 to $1,377,000 in the second quarter of 2019. OmniMetrix’s increased revenue was primarily attributable to increased monitoring which increased from $657,000 in the second quarter of 2018 to $804,000 in the second quarter of 2019. The increase in monitoring revenue resulted from an increase in the number of units being monitored.

Revenue increased by $265,000, or 11%, from $2,439,000 in the first six months of 2018 to $2,704,000 in the first six months of 2019. OmniMetrix’s increased revenue was primarily attributable to an increase in monitoring revenue which increased from $1,299,000 in the first six months of 2018 to $1,570,000 in the first six months of 2019. Hardware sales revenue was essentially flat in the first six months of 2019 with revenue of $1,134,000 compared to hardware sales revenue in the first six months of 2018 of $1,140,000. Hardware sales revenue is recognized over the estimated useful life of the hardware which is thirty-six months. The increase in monitoring revenue resulted from an increase in the number of units being monitored.

Gross profit. OmniMetrix’s gross profit increased $241,000, or 16%, in the first six months of 2019 compared to the first six months of 2018, from $1,481,000 to $1,722,000. However, the gross profit during this period included a $30,000 accrual, which unfavorably impacted our gross margin by 1%. The accrual was for an estimated payment of approximately $30,000 for a long-term purchase commitment of what is now discontinued technology that has been replaced with upgraded technology. This adjustment was recorded in the first quarter in cost of sales – other. We will pursue selling the inventory in the secondary market to recover some of this write-off but we have no guarantee that we will find a buyer for the inventory. The increase in gross profit in the first six months of 2019 was attributable to OmniMetrix’s increased revenue.

OmniMetrix’s gross profit increased $165,000, or 22%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 from $736,000 to $901,000. The increase in the second quarter of 2019 was attributed to the same reason as the increase in the six-month period ended June 30, 2019 discussed above.

Research and development expenses. OmniMetrix’s R&D expense increased $23,000, or 9%, from $260,000 in the first six months of 2018 to $283,000 in the first six months of 2019 as it continues development of next-generation PG and CP monitors. OmniMetrix’s R&D expense for the three months ended June 30, 2019 did not materially increase over the same period last year with an increase of 8,000, or 6%, from $131,000 in the three months ended June 30, 2018 to $139,000 in the three six months ended June 30, 2019 as it continues development of next-generation PG and CP monitors.

Selling, general and administrative expenses. SG&A expenses in the first six months of 2019 reflected a decrease of $230,000, or 11%, as compared to the first six months of 2018. OmniMetrix’s SG&A expense increased $97,000, or 7%, from $1,354,000 in the first six months of 2018 to $1,451,000 in the first six months of 2019. Corporate SG&A expense decreased $327,000, or 42%, from $779,000 in the first six months of 2018 to $452,000 in the first six months of 2019. As previously noted the increase in OmniMetrix SG&A expense was primarily due to an increase in personnel costs from the same period in the prior year as a result of investments in the growth of the business, and the decrease in Corporate SG&A expense is due to a material reduction in personnel costs as well as a reduction in board fees and other professional service fees.

SG&A expenses in the three months ended June 30, 2019 reflected a decrease of $184,000, or 16%, as compared to the three months ended June 30, 2018. OmniMetrix’s SG&A expense increased $39,000, or 6%, from $683,000 in the three months ended June 30, 2018 to $722,000 in the three months ended June 30, 2019. Corporate SG&A expense decreased $223,000, or 48%, from $466,000 in the three months ended June 30, 2018 to $243,000 in the three months ended June 30, 2019. As previously noted the increase in OmniMetrix SG&A expense was primarily due to an increase in personnel costs from the same period in the prior year as a result of investments in the growth of the business, and the decrease in Corporate SG&A expense is due to a material reduction in personnel costs as well as a reduction in board fees and other professional service fees.

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

Net loss attributable to Acorn Energy. We recognized a net loss attributable to Acorn shareholders of $436,000 in the first six months of 2019 compared to a net loss of $1,760,000 in the first six months of 2018. Our loss in 2019 is comprised of net loss at OmniMetrix of $117,000 plus corporate expense of $320,000. These losses were partially offset by $29,000 representing the non-controlling interest share of our loss in OmniMetrix.

We recognized a net loss attributable to Acorn shareholders of $199,000 in the three months ended June 30, 2019 compared to a net loss of $538,000 in the three months ended June 30, 2018. Our loss in the second quarter 2019 is comprised of net loss at OmniMetrix of $20,000 plus corporate expense of $179,000. These losses were partially offset by $5,000 representing the non-controlling interest share of our loss in OmniMetrix.

Liquidity and Capital Resources

At June 30, 2019, we had working capital of $828,000. Our working capital includes approximately $2,933,000 of cash (excluding restricted cash) and deferred revenue of approximately $2.7 million. Such deferred revenue does not require significant cash outlay for the revenue to be recognized.

During the first six months of 2019, our OmniMetrix subsidiary used $81,000 in its operations while our corporate headquarters used $342,000 during the same period.

Net cash of $2,397,000 was provided by financing activities during the first six months of 2019 which included $2,206,000 in net proceeds of our rights offering (gross proceeds of $2,394,000 less expenses of $188,000) and draws against our line of credit of $191,000.

In March 2019, OmniMetrix reinstated its Loan and Security Agreement providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1 million. Debt incurred under this financing arrangement bears interest at the greater of 6% and prime (5.25% at August 9, 2019) plus 1.5% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.75% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 15.8%. OmniMetrix also agreed to continue to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of two years beginning March 1, 2019. The monthly service charge and interest is calculated on the greater of the outstanding balance or $150,000. From time to time, the balance outstanding may fall below $150,000 based on collections applied against the loan balance and the timing of loan draws.

OmniMetrix had an outstanding balance of $191,000 at June 30, 2019, pursuant to the Loan and Security Agreement and $312,000 was available to borrow.

Rights Offering

On June 28, 2019, we completed a rights offering, raising $2,206,000 in proceeds, net of $188,000 in expenses. Pursuant to the rights offering, our securityholders and parties to a backstop agreement purchased 9,975,553 shares of our common stock for $0.24 per share.

Under the terms of the rights offering, each right entitled securityholders as of June 3, 2019, the record date for the rights offering, to purchase 0.312 shares of our common stock at a subscription price of $0.24 per whole share. No fractional shares were issued. The closing price of our common stock on the record date of the rights offering was $0.2925. Distribution of the rights commenced on June 6, 2019 and were exercisable through June 24, 2019.

In connection with the rights offering, we entered into a backstop agreement with certain of our directors and Leap Tide Capital Management LLC, the sole manager of which is our President and CEO, pursuant to which they agreed to purchase from us any and all unsubscribed shares of common stock in the rights offering, subject to the terms, conditions and limitations of the backstop agreement. The backstop purchasers did not receive any compensation or other consideration for entering into or consummating the backstop agreement.

On July 1, 2019, we utilized a portion of the rights offering proceeds to complete the planned reacquisition of a 19% interest in our OMX Holdings, Inc. subsidiary (“Holdings”) for $1.273 million. Holdings owns 100% of the membership interests of OmniMetrix, LLC. The purchase price was based on terms established in November 2015 at the time of the original investment. The purchase raised our ownership in Holdings from 80% to 99%, with the remaining 1% owned by the CEO of OmniMetrix, LLC.

The balance of the rights offering net proceeds provides OmniMetrix with additional sales and marketing resources to facilitate expansion into additional geographic markets and new product applications, to support next-generation product development and for general working capital purposes.

Purchase of Non-Controlling Interest

In 2015, one of our then-current directors (the “Investor”) acquired a 20% interest in the our OMX Holdings, Inc. subsidiary (“Holdings”) through the purchase of $1,000,000 of OmniMetrix Preferred Stock (“Preferred Stock”). Holdings is the holder of 100% of the membership interests of OmniMetrix, LLC through which we operate our Power Generation and Cathodic Protection monitoring activities. The $1,000,000 investment by the Investor was recorded as an increase in non-controlling interests.

A dividend of 10% per annum accrued on the Preferred Stock. The dividend was payable on the first anniversary of the funding of the investment and quarterly thereafter for so long as the Preferred Stock was outstanding and had not been converted to Common Stock. Through December 31, 2016, a dividend payable of $115,000 was recorded with respect to the Preferred Stock. On December 31, 2016, the Investor agreed to treat the $115,000 of accrued dividends and all subsequent accrued and unpaid dividends as a loan to Holdings which bore interest at 8% per year. In December 2016, the Investor provided Holdings with an additional $50,000 loan under the same terms as the above mentioned accrued dividends.

On May 14, 2018, Holdings and the Investor entered into an agreement whereby effective May 1, 2018, the dividend on the Preferred Stock was reduced to 8%. In addition, all the amounts due to the Investor (accrued dividends, loan and accrued interest) and all future dividends that would accrue on the Preferred Stock through June 30, 2020, were to be paid by Holdings pursuant to an agreed-upon payment schedule which was scheduled to end on June 30, 2020. During the three months ended June 30, 2019, the Company accrued $20,000 for the quarterly dividend. During the six months ended June 30, 2019, the Company accrued $40,000 in quarterly dividends in the aggregate. At June 30, 2019, the obligation to the Investor was $323,000, representing unpaid accrued dividends.

On July 1, 2019, in accordance with terms established in 2015 at the time of the original investment, the Company repurchased from the Investor the shares of Preferred Stock then held by the Investor for a purchase price of $1,273,000 (which included the $323,000 of unpaid accrued dividends through June 30, 2019). The repurchase raised the Company’s ownership in Holdings from 80% to 99%, with the remaining 1% owned by the CEO of OmniMetrix, LLC.

OmniMetrix owes Acorn approximately $4.0 million for loans, accrued interest and expenses advanced to it by Acorn.

We had approximately $2,933,000 of cash (excluding restricted cash of $304,000) on June 30, 2019, and approximately $1,577,000 (excluding restricted cash of $304,000) on August 9, 2019. OmniMetrix had $146,000 outstanding on its line of credit and had $326,000 available to draw under its credit line as of August 9, 2019. We believe that our current cash plus the cash expected to be generated from operations and borrowing from available lines of credit will provide sufficient liquidity to finance the operating activities of Acorn and the operations of OmniMetrix for at least the next twelve months.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of June 30, 2019.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Years Ending June 30, (in thousands)
	Total	2020	2021-2022	2022-2023	2024 and thereafter
Debt	$191	$191	$—	$—	$—
Service agreements	28	10	18	―	―
Software agreements	61	28	33	―	―
Capital leases	8	4	4	―	―
Operating leases	70	58	6	6	—
Due to former directors	323	323	―	—	—
Total contractual cash obligations	$681	$614	$61	$6	$—

We expect to finance the contractual commitments from cash currently on hand and cash generated from operations and proceeds from the rights offering, if necessary. The amount due to former directors was paid on July 1, 2019 from proceeds from the rights offering as previously discussed.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, escrow deposits and trade accounts receivable. The Company’s cash, cash equivalents and escrow deposits were deposited primarily with U.S. banks and brokerage firms and amounted to approximately $2,933,000 at June 30, 2019. The Company does not believe there is significant risk of non-performance by these counterparties. Approximately 24% of the accounts receivable at June 30, 2019 was due from two customers who pay their receivables over usual credit periods (the Company collected $173,000 of the $193,000 due from these customers as of August 9, 2019). Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base.

Fair Value of Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values due to the short maturity of such investments.

Interest Rate Risk

In March 2019, OmniMetrix reinstated its Loan and Security Agreement providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1 million. Debt incurred under this financing arrangement bears interest at the greater of 6% and prime (5.25% at August 9, 2019) plus 1.5% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.75% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 15.8%. OmniMetrix also agreed to continue to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of two years beginning March 1, 2019.

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

PART II

ITEM 6.	EXHIBITS.

10.1	Form of Subscription Agent Agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1/A filed on June 4, 2019).

10.2	Form of Backstop Agreement between Acorn Energy, Inc. and the Backstop Purchasers (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1/A filed on June 4, 2019).

10.3	Form of Registration Rights Agreement between Acorn Energy, Inc. and the Backstop Purchasers (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1/A filed on June 4, 2019).

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-Q for the quarter and year-to-date period ended June 30, 2019, filed on August 14, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: August 14, 2019

	By:	/s/ TRACY S. CLIFFORD
Tracy S. Clifford
Chief Financial Officer

