Form 10-Q
period 2019-09-30
ACORN ENERGY, INC.
filed 2019-11-14
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2019
Common Stock, $0.01 par value per share	40,393,259

ACORN ENERGY, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended September 30, 2019

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

PART I

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of September 30, 2019	As of December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,338		$973
Restricted cash	311		290
Accounts receivable, net	761		665
Inventory, net	358		261
Deferred charges	690		803
Other current assets	132		144
Total current assets	3,590		3,136
Property and equipment, net	118		73
Other assets	774		710
Total assets	$4,482		$3,919
LIABILITIES AND EQUITY(DEFICIT)
Current liabilities:
Short-term credit	$143	$	―
Accounts payable	253		246
Accrued expenses	198		430
Deferred revenue	2,881		2,734
Due to former Acorn director (resigned as of August 6, 2018) (Note 3)	―		250
Other current liabilities	94		127
Total current liabilities	3,569		3,787
Non-current liabilities:
Deferred revenue	1,484		1,327
Due to former Acorn director (resigned as of August 6, 2018) (Note 3)	―		33
Other non-current liabilities	13		2
Total non-current liabilities	1,497		1,362
Commitments and contingencies
Equity (deficit):
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share:
Authorized – 42,000,000 shares; Issued – 40,393,259 and 30,357,706 shares at September 30, 2019 and December 31, 2018, respectively	396		304
Additional paid-in capital	101,557		100,340
Warrants	1,118		1,118
Accumulated deficit	(100,621)		(100,064)
Treasury stock, at cost – 801,920 shares at September 30, 2019 and December 31, 2018	(3,036)		(3,036)
Total Acorn Energy, Inc. shareholders’ deficit	(586)		(1,338)
Non-controlling interests	2		108
Total equity(deficit)	(584)		(1,230)
Total liabilities and deficit	$4,482		$3,919

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Nine months ended September 30,		Three months ended September 30,
	2019	2018	2019	2018

Revenue	$4,090	$3,776	$1,386	$1,337
Cost of sales – products and services	1,417	1,464	465	506
Cost of sales - other	29	―	(1)	―
Gross profit	2,644	2,312	922	831
Operating expenses:
Research and development expenses	420	399	137	139
Selling, general and administrative expenses	2,809	3,055	906	922
Total operating expenses	3,229	3,454	1,043	1,061
Operating loss	(585)	(1,142)	(121)	(230)
Finance expense, net	(1)	(76)	―	3
Loss before income taxes	(586)	(1,218)	(121)	(227)
Income tax expense	—	―	—	―
Net loss after income taxes	(586)	(1,218)	(121)	(227)
Share of income in DSIT	―	33	―	―
Impairment of investment in DSIT	―	(33)	―	―
(Loss)gain on sale of interest in DSIT, net of withholding taxes and transaction costs	―	(607)	―	222
Net loss	(586)	(1,825)	(121)	(5)
Non-controlling interest share of net loss	29	69	―	9
Net loss attributable to Acorn Energy, Inc. shareholders	$(557)	$(1,756)	$(121)	$4

Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders:	$(0.02)	$(0.06)	$(0.00)	$0.00
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic	33,844	29,535	40,393	29,555
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders –diluted	33,844	29,535	40,393	29,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (UNAUDITED)

(IN THOUSANDS)

	Three and Nine Months Ended September 30, 2019
	Number of Shares	Common Stock	Additional Paid- In Capital	Warrants	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Shareholders’ Equity (Deficit)	Non- controlling interests	Total Equity (Deficit)
Balances as of December 31, 2018	29,556	$296	$100,348	$1,118	$(100,064)	802	$(3,036)	$(1,338)	$108	$(1,230)
Net loss	—	—	—	—	(237)	—	—	(237)	(24)	(261)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(20)	(20)
Stock option compensation	—	—	6	—	—	—	—	6	—	6
Balances as of March 31, 2019	29,556	$296	$100,354	$1,118	$(100,301)	802	$(3,036)	$(1,569)	$64	$(1,505)
Net loss	—	—	—	—	(199)	—	—	(199)	(5)	(204)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(20)	(20)
Shares granted in lieu of professional fees	60	*	18	―	―	—	―	18	―	18
Rights offering, proceeds net of expenses	9,975	100	2,106	—	—	—	—	2,206	—	2,206
Stock option compensation	—	—	6	—	—	—	—	6	—	6
Balances as of June 30, 2019	39,591	$396	$102,484	$1,118	$(100,500)	802	$(3,036)	$462	$39	$501
Net loss	—	—	—	—	(121)		—	(121)	―	(121)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(1)	(1)
Purchase of non-controlling interest	―	―	(914)	―	―	―	―	(914)	(36)	(950)
Rights offering, proceeds net of expenses	―	*	(20)	—	—	—	—	(20)	—	(20)
Stock option compensation	—	—	7	—	—	—	—	7	—	7
Balances as of September 30, 2019	39,591	$396	$101,557	$1,118	$(100,621)	802	$(3,036)	$(586)	$2	$(584)

	Three and Nine Months Ended September 30, 2018
	Number of Shares	Common Stock	Additional Paid- In Capital	Warrants	Accumulated Deficit	Number of Treasury shares	Treasury Stock	Total Acorn Energy, Inc. Shareholders’ Equity (Deficit)	Non- controlling interests	Total Equity (Deficit)
Balances as of December 31, 2017	29,500	$295	$99,827	$1,600	$(98,215)	802	$(3,036)	$471	$281	$752
Adjustment of retained earnings in accordance with ASC 606	—	—	—	—	152	—	—	152	—	152
Net loss	—	—	—	—	(1,222)		—	(1,222)	(27)	(1,249)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(25)	(25)
Shares granted in lieu of director fees	19	*	4	—	—	—	—	4	—	4
Stock option compensation	—	—	7	—	—	—	—	7	—	7
Balances as of March 31, 2018	29,519	$295	$99,838	$1,600	$(99,285)	802	$(3,036)	$(588)	$229	$(359)
Net loss	—	—	—	—	(538)	—	—	(538)	(33)	(571)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(25)	(25)
Shares granted in lieu of director fees	18	*	5	—	—	—	—	5	—	5
Stock option compensation	—	—	11	—	—	—	—	11	—	11
Balances as of June 30, 2018	29,537	$295	$99,854	$1,600	$(99,823)	802	$(3,036)	$(1,110)	$171	$(939)
Net loss	—	—	—	—	4		—	4	(9)	(5)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(17)	(17)
Shares granted in lieu of director fees	19	1	4	—	—	—	—	5	—	5
Stock option compensation	—	—	3	—	—	—	—	3	—	3
Balances as of September 30, 2018	29,556	$296	$99,861	$1,600	$(99,819)	802	$(3,036)	$(1,098)	$145	$(953)

* Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Nine months ended September 30,
	2019	2018
Cash flows used in operating activities:
Net loss	$(586)		$(1,825)
Depreciation and amortization	56		49
Loss on sale of investment in DSIT, net of income taxes and transaction costs	―		607
Impairment of investment in DSIT	―		33
Share of income in DSIT	―		(33)
Stock-based compensation	19		21
Professional fees paid in common stock	18		―
Director fees paid in common stock	―		14
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	(96)		316
Increase in inventory	(97)		(96)
Decrease in deferred charges	113		120
Increase in other current assets and other assets	(26)		(131)
Increase in accounts payable and accrued expenses	(270)		(110)
Increase in deferred revenue	304		323
Decrease in amounts due to DSIT and directors	(323)		(1,418)
Decrease in other current liabilities and non-current liabilities	(45)		(133)
Net cash used in operating activities	(933)		(2,263)

Cash flows provided by investing activities:
Purchases of software	(60)		―
Purchase of non-controlling interest in Omnimetrix	(950)		―
Proceeds from the sale of interests in DSIT, net of transaction costs	―		4,971
Net cash provided by (used in) investing activities	(1,010)		4,971

Cash flows provided by (used in) financing activities:
Short-term credit, net	143		(114)
Proceeds from rights offering, net of expenses of $208	2,186		―
Repayment of director loans	―		(1,300)
Repayments of loans from DSIT	―		(340)
Net cash provided by (used in) financing activities	2,329		(1,754)

Net increase in cash, cash equivalents and restricted cash	386		941
Cash, cash equivalents and restricted cash at the beginning of the year	1,263		481
Cash, cash equivalents and restricted cash at the end of the period	$1,649		$1,422

Cash, cash equivalents and restricted cash consist of the following:
End of period
Cash and cash equivalents	$1,338		$1,422
Restricted cash	311		―
	$1,649		$1,422

Cash, cash equivalents and restricted cash consist of the following:
Beginning of period
Cash and cash equivalents	$973		$481
Restricted cash	290		―
	$1,263		$481

Supplemental cash flow information:
Cash paid during the year for:
Interest	$15		$46

Non-cash investing and financing activities:
Purchase of equipment under installment agreement	$7	$	―
Accrued preferred dividends to former Acorn director and CEO of OmniMetrix (see Note 3)	$41		$67

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1— BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. All dollar amounts in the notes to the condensed consolidated financial statements are in thousands except for per share data.

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

The standard includes a number of optional practical expedients under the transaction guidance. The Company has elected the package of practical expedients which allows it to not reassess prior conclusions about lease identification, lease classification, and initial direct costs. The Company also made accounting policy elections by class of underlying asset to not apply the recognition requirements of the standard to leases with terms of 12 months or less and to not separate non-lease components from lease components. Consequently, each separate lease component and the non-lease components associated with that lease component will be accounted for as a single lease component for lease classification, recognition, and measurement purposes. Upon adoption of the standard, the Company recognized a lease obligation liability of $44 recorded in other current liabilities, and a right-of-use asset of $44 recorded in property and equipment, net. An adjustment of $26 was made to reduce the right-of-use asset and deferred rent to reflect the impact of the retrospective approach on adopting this guidance. The lease obligation liability was $25 as of September 30, 2019 which includes the original lease as well as a new lease entered in to during the quarter.

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

On May 14, 2018, Holdings and the Investor entered into an agreement whereby effective May 1, 2018, the dividend on the Preferred Stock was reduced to 8%. In addition, all the amounts due to the Investor (accrued dividends, loan and accrued interest) and all future dividends that would accrue on the Preferred Stock through September 30, 2020, were to be paid by Holdings pursuant to an agreed-upon payment schedule which was scheduled to end on June 30, 2020. During the six months ended June 30, 2019, the Company accrued $40 for quarterly dividends in the aggregate. At June 30, 2019, the obligation to the Investor was $323, representing unpaid accrued dividends.

On July 1, 2019, in accordance with terms established in 2015 at the time of the original investment, the Company repurchased from the Investor the shares of Preferred Stock then held by the Investor for a purchase price of $1,273 in cash (which included the $323 of unpaid accrued dividends through June 30, 2019). The repurchase raised the Company’s ownership in Holdings from 80% to 99%, with the remaining 1% owned by the CEO of OmniMetrix, LLC.

NOTE 4—DEBT

In March 2019, OmniMetrix reinstated its Loan and Security Agreement providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1,000. Debt incurred under this financing arrangement bears interest at the greater of 6% and prime (5.0% at September 30, 2019) plus 1.5% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.75% of the average aggregate principal amount outstanding for the prior month, for an effective rate of interest on advances of 15.5% during the nine months ended September 30, 2019. OmniMetrix also agreed to continue to maintain a minimum loan balance of $150 in its line-of-credit with the lender for a minimum of two years beginning March 1, 2019. From time to time, the balance outstanding may fall below $150 based on collections applied against the loan balance and the timing of loan draws. The monthly service charge and interest is calculated on the greater of the outstanding balance or $150. Interest expense for the three months ended September 30, 2019 and 2018 was $6 and $6, respectively. Interest expense for the nine months ended September 30, 2019 and 2018 was $15 and $46, respectively.

OmniMetrix had an outstanding balance of $143 at September 30, 2019, pursuant to the Loan and Security Agreement and $251 was available to borrow.

NOTE 5—EQUITY

(a) Rights Offering

On June 28, 2019, the Company completed a rights offering, raising $2,186 in proceeds, net of $208 in expenses. Pursuant to the rights offering, Acorn securityholders and parties to a backstop agreement purchased 9,975,553 shares of Acorn common stock for $0.24 per share.

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

In connection with the rights offering, Acorn entered into a backstop agreement with certain of its directors and Leap Tide Capital Management LLC, the sole manager of which is Acorn’s President and CEO, pursuant to which they agreed to purchase from Acorn any and all unsubscribed shares of common stock in the rights offering, subject to the terms, conditions and limitations of the backstop agreement. The backstop purchasers did not receive any compensation or other consideration for entering into or consummating the backstop agreement. See Note 3 for further discussion.

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

(b) Summary Employee Option Information

At September 30, 2019, 1,383,614 options were available for grant under the 2006 Amended and Restated Stock Incentive Plan and no options were available for grant under the 2006 Director Plan. During the nine months ended September 30, 2019, 30,000 options were granted to directors, 60,000 to officers and 137,500 to employees. The fair value of the options issued was $52.

No options were exercised in the nine months ended September 30, 2019. The intrinsic value of options outstanding and of options exercisable at September 30, 2019 was $14 and $21, respectively.

A summary of stock option activity for the nine months ended September 30, 2019 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,466,489	$3.01	1.88 years	$13
Granted	227,500	0.31
Exercised	—
Forfeited or expired	(192,334)	7.28
Outstanding at September 30, 2019	1,501,655	$2.05	2.0 years	$14
Exercisable at September 30, 2019	1,282,321	$2.35	1.3 years	$14

The fair value of the options granted of $58 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	2.3%
Expected term of options	4.7 years
Expected annual volatility	119%
Expected dividend yield	—%

(c) Stock-based Compensation Expense

Stock-based compensation expense included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations was $6 and $11 for the three-month periods ended September 30, 2019 and 2018, respectively, and $19 and $18 for the nine-month periods ended September 30, 2019 and 2018, respectively.

The total compensation cost related to non-vested awards not yet recognized was $49 as of September 30, 2019.

(d) Warrants

The Company previously issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2018	2,392,142	$1.28	1.3 years
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2019	2,392,142	$1.28	.6 years

(e) Shares granted in lieu of professional fees

Pursuant to a contractual agreement, 60,000 shares of common stock were issued on May 31, 2019 to the Company’s investor relations consultants for professional fees rendered. The shares were valued at the market price at the time of issuance of approximately $18 in the aggregate.

NOTE 6— SEGMENT REPORTING

As of September 30, 2019, the Company operates in two reportable operating segments, both of which are performed through the Company’s OmniMetrix subsidiary:

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

The following tables represent segmented data for the nine- and three-month periods ended September 30, 2019 and September 30, 2018:

	PG	CP	Total
Nine months ended September 30, 2019:
Revenues from external customers	$3,143	$947	$4,090
Segment gross profit	2,206	438	2,644
Depreciation and amortization	43	13	56
Segment income(loss) before income taxes	$231	$(160)	$71

Nine months ended September 30, 2018:
Revenues from external customers	$2,698	$1,078	$3,776
Segment gross profit	1,847	465	2,312
Depreciation and amortization	35	14	49
Segment income (loss) before income taxes	$47	$(235)	$(188)

Three months ended September 30, 2019:
Revenues from external customers	$1,090	$296	$1,386
Segment gross profit	772	150	922
Depreciation and amortization	18	4	22
Segment income (loss) before income taxes	$126	$(26)	$100

Three months ended September 30, 2018:
Revenues from external customers	$931	$406	$1,337
Segment gross profit	666	165	831
Depreciation and amortization	11	5	16
Segment income (loss) before income taxes	$86	$(80)	$6

The gross profit of the PG segment during the nine months ended September 30, 2019 included a $29 accrual, which unfavorably impacted gross margin by approximately 1%. The accrual was for an estimated payment of approximately $29 related to a long-term purchase commitment of what is now discontinued technology that has been replaced with upgraded technology. This adjustment is recorded in cost of sales – other.

The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between the segments. Further, the Chief Decision Maker (CDM) does not review the assets by segment.

Reconciliation of Segment Loss to Consolidated Net Loss Before Income Taxes

	Nine months ended September 30,		Three months ended September 30,
	2019	2018	2019	2018
Total net income (loss) before income taxes for reportable segments	$71	$(188)	$100	$6
Unallocated cost of corporate headquarters	(657)	(1,030)	(221)	(233)
Consolidated loss before income taxes	$(586)	$(1,218)	$(121)	$(227)

NOTE 7—REVENUE

The following table disaggregates the Company’s revenue for the nine- and three-month periods ended September 30, 2019 and 2018:

	Hardware	Monitoring	Total
Nine months ended September 30, 2019:
PG Segment	$906	$2,237	$3,143
CP Segment	767	180	947
Total Revenue	$1,673	$2,417	$4,090

	Hardware	Monitoring	Total
Nine months ended September 30, 2018:
PG Segment	$860	$1,838	$2,698
CP Segment	926	152	1,078
Total Revenue	$1,786	$1,990	$3,776

	Hardware	Monitoring	Total
Three months ended September 30, 2019:
PG Segment	$305	$785	$1,090
CP Segment	234	62	296
Total Revenue	$539	$847	$1,386

	Hardware	Monitoring	Total
Three months ended September 30, 2018:
PG Segment	$292	$639	$931
CP Segment	354	52	406
Total Revenue	$646	$691	$1,337

Deferred revenue activity for the nine months ended September 30, 2019 can be seen in the table below:

	Hardware	Monitoring	Total
Balance at December 31, 2018	$2,432	$1,629	$4,061
Additions during the period	1,396	2,651	4,047
Recognized as revenue	(1,326)	(2,417)	(3,743)
Balance at September 30, 2019	$2,502	$1,863	$4,365

Amounts to be recognized as revenue in the year ending:
September 30, 2020	$1,231	$1,650	$2,881
September 30, 2021	974	209	1,183
September 30, 2022 and thereafter	297	4	301
	$2,502	$1,863	$4,365

Other revenue of approximately $347 is related to accessories, repairs, and other miscellaneous charges that are recognized to revenue when sold and are not deferred.

Deferred charges relate only to the sale of equipment. Deferred charges activity for the nine months ended September 30, 2019 can be seen in the table below:

Balance at December 31, 2018	$1,438
Additions during the period	727
Recognized as cost of sales	(777)
Balance at September 30, 2019	$1,388

Amounts to be recognized as cost of sales in the year ending:
September 30, 2020	$690
September 30, 2021	543	*
September 30, 2022 and thereafter	155	*
	$1,388

* Amounts included in other assets in the Company’s unaudited condensed consolidated balance sheets at September 30, 2019.

The following table provides a reconciliation of the Company’s sales commissions contract assets for the nine-month period ended September 30, 2019:

	Hardware	Monitoring	Total
Balance at December 31, 2018	$107	$36	$143
Additions during the period	53	14	67
Amortization of sales commissions	(60)	(12)	(72)
Balance at September 30, 2019	$100	$38	$138

The capitalized sales commissions are included in other current assets ($71) and other assets ($67) in the Company’s unaudited condensed consolidated balance sheets at September 30, 2019. The capitalized sales commissions are included in other current assets ($76) and other assets ($67) in the Company’s consolidated balance sheets at December 31, 2018.

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

	Nine months ended September 30, 2019
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$4,090	$—	$4,090
Cost of sales	1,417	―	1,417
Cost of sales – other	29	—	29
Gross profit	2,644	—	2,644
Gross profit margin	65%		65%
R& D expenses	420	—	420
Selling, general and administrative expenses	2,130	679	2,809
Operating income (loss)	$94	$(679)	$(585)

	Nine months ended September 30, 2018
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$3,776	$—	$3,776
Cost of Sales	1,464	—	1,464
Gross profit	2,312	—	2,312
Gross profit margin	61%		61%
R& D expenses	399	—	399
Selling, general and administrative expenses	2,025	1,030	3,055
Operating loss	$(112)	$(1,030)	$(1,142)

	Three months ended September 30, 2019
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$1,386	$—	$1,386
Cost of Sales	464	—	464
Gross profit	922	—	922
Gross profit margin	67%		67%
R& D expenses	137	—	137
Selling, general and administrative expenses	679	227	906
Operating income (loss)	$106	$(227)	$(121)

	Three months ended September 30, 2018
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$1,337	$—	$1,337
Cost of Sales	506	—	506
Gross profit	831	—	831
Gross profit margin	62%		62%
R& D expenses	139	—	139
Selling, general and administrative expenses	671	251	922
Operating income (loss)	$21	$(251)	$(230)

In the three months ended March 31, 2019, OmniMetrix recorded an accrual for an estimated payment of approximately $30,000, subsequently reduced to $29,000, for a long-term purchase commitment of what is now discontinued technology that has been replaced with upgraded technology. This adjustment is recorded as cost of sales – other and is included in the OmniMetrix gross profit in the nine months ended September 30, 2019 in the table above. Gross profit excluding this non-recurring adjustment would be $2,673,000, or 65%.

BACKLOG

As of September 30, 2019, our backlog of work to be completed (primarily deferred revenue) at our OmniMetrix subsidiary totaled approximately $4,400,000.

RECENT DEVELOPMENTS

In March 2019, OmniMetrix reinstated its Loan and Security Agreement providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1 million. Debt incurred under this financing arrangement bears interest at the greater of 6% and prime (4.75% at November 9, 2019) plus 1.5% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.75% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 15.25%. The monthly service charge and interest is calculated on the greater of the outstanding balance or $150,000. From time to time, the balance outstanding may fall below $150,000 based on collections applied against the loan balance and the timing of loan draws.

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

OmniMetrix

OmniMetrix LLC is a Georgia limited liability company based in Buford, Georgia that develops and markets wireless remote monitoring and control systems and services for multiple markets in the Internet of Things (“IoT”) ecosystem: critical assets (including stand-by power generators, pumps, pumpjacks, light towers, turbines, compressors and other industrial equipment) as well as cathodic protection for the pipeline industry (gas utilities and pipeline companies). Acorn owned 80% of OmniMetrix until July 1, 2019 when it purchased 19% of the minority interest, which brought its ownership interest to 99%, with the remaining 1% owned by OmniMetrix’s CEO.

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

OmniMetrix has two divisions: PG and CP. In the first nine months of 2019, OmniMetrix recognized $4,090,000 of revenue ($3,143,000 in PG activities and $947,000 in CP activities) as compared to $3,776,000 ($2,698,000 in PG activities and $1,078,000 in CP activities) recorded in the first nine months of 2018, representing an increase in revenue of 8%. Revenue from monitoring increased 21% from $1,990,000 in the first nine months of 2018 to $2,417,000 in the first nine months of 2019 while revenue recognized from the sale of hardware decreased 6% from $1,786,000 in the first nine months of 2018 as compared to $1,673,000 in the first nine months of 2019. The increase in revenue is driven by a significant increase in monitoring revenue resulting from the increased number of units being monitored as a result of focused sales initiatives on the industrial and commercial markets. The decrease in hardware revenue was due to the sales team not being fully-staffed during this period. OmniMetrix has since made additions to its sales team and expects to continue to add to the sales team to facilitate growth and expansion.

Gross profit of $2,644,000 for the first nine months of 2019 reflected a gross margin of 65% on the period’s revenue. However, the gross profit during this period included a $29,000 accrual. The accrual was for an estimated payment of $29,000 for a long-term purchase commitment of what is now discontinued technology that has been replaced with upgraded technology. This adjustment is recorded in cost of sales – other.

Such gross profit represents significant increase from first nine months of 2018’s gross profit of $2,312,000 (gross margin of 61%). The increase in the gross profit compared to the first nine months of 2018 was attributable to increased revenue, increased margin on hardware sales, and more favorable product and segment mix as monitoring has a higher gross margin than hardware. OmniMetrix’s gross margin on hardware revenue increased 4% from 35% in the nine months ended September 30, 2018 to 39% in the nine months ended September 30, 2019. The margin on monitoring revenue increased 1% to 84% in the nine months ended September 30, 2019 when compared to the same period in the prior year.

During the nine months ended September 30, 2019, OmniMetrix recorded $420,000 of Research and Development (“R&D”) expense as compared to approximately $399,000 of R&D expense in the first nine months of 2018. The increase is related to the continued development of next-generation PG and CP monitors.

During the nine months ended September 30, 2019, OmniMetrix recorded $2,130,000 of selling, general and administrative (“SG&A”) expense. Such costs reflect an increase of $105,000 (5%) as compared to SG&A expense of $2,025,000 in the nine months ended September 30, 2018. This increase is primarily due to an increase in software expenses and license fees of $44,000 from the same period in the prior year as a result of investments in the growth of the business. The Company is currently making investments to expand its sales department, upgrade its software monitoring options, and implement a new ERP (Enterprise Resource Planning) system to provide more integrated backoffice operations, so we expect OmniMetrix SG&A expenses to increase.

Third quarter 2019 SG&A expense of $679,000 was down $43,000 compared to second quarter 2019 SG&A expense which was $722,000. The decrease was due to certain sales positions that were vacant in third quarter 2019 and the reclass of certain software costs from expense to capital.

Corporate

Corporate selling, general and administrative (“SG&A”) expense of $679,000 in the nine months ended September 30, 2019 reflected a decrease of $351,000, or 34%, from the $1,030,000 of SG&A expense reported in the nine months ended September 30, 2018. The decrease is primarily due to a material reduction in personnel costs as well as a reduction in board fees and other professional service fees. Third quarter 2019 SG&A expense decreased $16,000, or 6%, from second quarter 2019 SG&A expense of $243,000 due to tax and other seasonal expenses incurred during second quarter. We do not expect the quarterly corporate overhead to change materially except as may be required to support the growth of our OmniMetrix subsidiary.

On February 14, 2018, we closed on the 2018 DSIT Transaction initially entered into on January 18, 2018 for the sale of our remaining 41.15% interest in our DSIT Solutions Ltd. business to an Israeli investor group. At closing, we received gross proceeds of $5,800,000 before transaction costs, professional fees and withholding taxes. From the gross proceeds, we paid $388,000 of withholding taxes, paid or accrued $441,000 of transaction costs and recorded a loss of $829,000 as the carrying value of our investment in DSIT had previously been written down to the gross proceeds of the 2018 DSIT Transaction. From the proceeds, we also repaid $1,600,000 of amounts due to DSIT and the entire $1,300,000 of loan principal borrowed from certain directors during 2017 along with accrued interest thereon of $128,000.

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the nine-month periods ended September 30, 2019 and 2018, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. For segment data, see Notes 6 and 7 to the unaudited condensed consolidated financial statements included in this quarterly report.

	Nine months ended September 30,
	2019		2018		Change
	($,000)	% of revenues	($,000)	% of revenues	from 2018 to 2019
Revenue	$4,090	100%	$3,776	100%	8%
Cost of sales	1,446	35%	1,464	39%	(1)%
Gross profit	2,644	65%	2,312	61%	14%
R&D expense	420	10%	399	11%	5%
SG&A expense	2,809	69%	3,055	81%	(8)%
Operating loss	(585)	(14)%	(1,142)	(30)%	(49)%
Finance expense, net	(1)	* %	(76)	(2)%	(99)%
Loss before income taxes	(586)	(14)%	(1,218)	(32)%	(52)%
Income tax expense	—	—%	—	—%
Net loss after income taxes	(586)	(14)%	(1,218)	(32)%	(52)%
Share of income in DSIT	―	― %	33	1%	(100)%
Impairment of investment in DSIT	―	― %	(33)	(1)%	100%
Loss on sale of DSIT	―	― %	(607)	(16)%	100%
Net loss	(586)	(14)%	(1,825)	(48)%	(68)%
Non-controlling interests share of net loss	29	1%	69	2%	(58)%
Net loss attributable to Acorn Energy, Inc.	$(557)	(14)%	$(1,756)	(47)%	(68)%

*result is less than 1%.

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three-month periods ended September 30, 2019 and September 30, 2018, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. For segment data, see Notes 6 and 7 to the unaudited condensed consolidated financial statements included in this quarterly report.

	Three months ended September 30,
	2019		2018		Change
	($,000)	% of revenues	($,000)	% of revenues	from 2018 to 2019
Revenue	$1,386	100%	$1,337	100%	4%
Cost of sales	464	33%	506	38%	(8)%
Gross profit	922	67%	831	62%	11%
R&D expenses	137	10%	139	10%	(1)%
SG&A expenses	906	65%	922	69%	(2)%
Operating loss	(121)	(9)%	(230)	(17)%	(47)%
Finance expense, net	―	* %	3	(0)%	(100)%
Loss before income taxes	(121)	(9)%	(227)	(17)%	(47)%
Gain on sale of DSIT	—	—%	222	—%	(100)%
Net loss	(121)	(9)%	(5)	0%	2,320%
Non-controlling interests share of net loss	―	* %	9	1%	(100)%
Net loss attributable to Acorn Energy, Inc.	$(121)	(9)%	$4	0%	(3,125)%

*result is less than 1%.

Revenue. Revenue increased by $49,000, or 4%, from $1,337,000 in the third quarter of 2018 to $1,386,000 in the third quarter of 2019. OmniMetrix’s increased revenue was primarily attributable to increased monitoring which increased $156,000, or 23%, from $691,000 in the third quarter of 2018 to $847,000 in the third quarter of 2019. The increase in monitoring revenue resulted from an increase in the number of units being monitored (units connected). Hardware sales revenue decreased by $107,000, or 17%, from $646,000 in the third quarter of 2018 to $539,000 in the third quarter of 2019. The decrease in hardware sales was due to several vacancies on our sales team which have since been filled.

Revenue increased by $314,000, or 8%, from $3,776,000 in the nine months ended September 30, 2018 to $4,090,000 in the nine months ended September 30, 2019. OmniMetrix’s increased revenue was primarily attributable to an increase of $427,000, or 21%, in monitoring revenue which increased from $1,990,000 in the nine months ended September 30, 2018 to $2,417,000 in the nine months ended September 30, 2019. Hardware sales revenue decreased $113,000, or 6%, from $1,786,000 in the nine months ended September 30, 2018 to $1,673,000 in the nine months ended September 30, 2019. Hardware sales revenue is recognized over the estimated useful life of the hardware which is thirty-six months. The increase in monitoring revenue resulted from an increase in the number of units being monitored.

Gross profit. OmniMetrix’s gross profit increased $332,000, or 14%, in the nine months ended September 30, 2019 to $2,644,000 from $2,312,000 in the nine months ended September 30, 2018. However, the gross profit during this period included a $29,000 accrual. The accrual was for a payment of approximately $29,000 for a long-term purchase commitment of what is now discontinued technology that has been replaced with upgraded technology. This adjustment was recorded in the first quarter in cost of sales – other. The increase in gross profit in the first nine months of 2019 was attributable to OmniMetrix’s increased revenue as described above.

OmniMetrix’s gross profit increased $91,000, or 11%, to $922,000 in the three months ended September 30, 2019 compared to $831,000 in the three months ended September 30, 2018. The increase in the third quarter of 2019 was attributed to the same reason as the increase in the nine-month period ended September 30, 2019 discussed above.

Research and development expenses. OmniMetrix’s R&D expense increased $21,000, or 5%, from $399,000 in the nine months ended September 30, 2018 to $420,000 in the nine months ended September 30, 2019 as it continues development of next-generation PG and CP monitors. OmniMetrix’s R&D expense for the three months ended September 30, 2019 was flat compared to the same period last year at $137,000 and $139,000, respectively.

Selling, general and administrative expenses. SG&A expenses in the nine months ended September 30, 2019 reflected a decrease of $246,000, or 8%, as compared to the nine months ended September 30, 2018. OmniMetrix’s SG&A expense increased $105,000, or 5%, from $2,025,000 in the nine months ended September 30, 2018 to $2,130,000 in the nine months ended September 30, 2019. Corporate SG&A expense decreased $351,000, or 34%, from $1,030,000 in the nine months ended September 30, 2018 to $679,000 in the nine months ended September 30, 2019. As previously noted, the increase in OmniMetrix SG&A expense was primarily due to an increase in personnel costs from the same period in the prior year as a result of investments in the growth of the business, and the decrease in Corporate SG&A expense is due to a material reduction in personnel costs as well as a reduction in board fees and other professional service fees.

SG&A expenses in the three months ended September 30, 2019 reflected a decrease of $16,000, or 2%, as compared to the three months ended September 30, 2018. OmniMetrix’s SG&A expense increased $8,000, or 1%, from $671,000 in the three months ended September 30, 2018 to $679,000 in the three months ended September 30, 2019. Corporate SG&A expense decreased $24,000, or 10%, from $251,000 in the three months ended September 30, 2018 to $227,000 in the three months ended September 30, 2019. As previously noted, the increase in OmniMetrix SG&A expense was primarily due to an increase in personnel costs from the same period in the prior year as a result of investments in the growth of the business, and the decrease in Corporate SG&A expense is due to a material reduction in personnel costs as well as a reduction in board fees and other professional service fees.

Loss on sale of DSIT. In the first quarter of 2018, we closed on the sale of our remaining interests in DSIT Solutions Ltd., receiving gross proceeds of $5,800,000 before transaction costs, professional fees and withholding taxes. We recorded a loss on the sale of $829,000 as the carrying value of our investment in DSIT had previously been written down to the gross proceeds of the 2018 DSIT Transaction. This loss was offset by $266,000, net of fees of $44,000, as a tax benefit in 2018 offsetting the loss on the transaction which reduced the loss to $607,000.

Net loss attributable to Acorn Energy. We recognized a net loss attributable to Acorn shareholders of $557,000 in the first nine months of 2019 compared to a net loss of $1,756,000 in the first nine months of 2018. The 2019 net loss was due to corporate expenses of $657,000 offset by OmniMetrix’s net income of $71,000. The consolidated loss was partially offset by $29,000 representing the non-controlling interest share of our prior quarter losses in OmniMetrix.

We recognized a net loss attributable to Acorn shareholders of $121,000 in the three months ended September 30, 2019 compared to net income of $4,000 in the three months ended September 30, 2018. Our loss in the third quarter 2019 is comprised of corporate expenses of $220,000 offset by net income at OmniMetrix of $99,000.

Liquidity and Capital Resources

At September 30, 2019, we had negative working capital of $295,000. Our working capital includes approximately $1,338,000 of cash (excluding restricted cash) and deferred revenue of approximately $2,900,000. Such deferred revenue does not require significant cash outlay for the revenue to be recognized.

During the first nine months of 2019, our OmniMetrix subsidiary used $290,000 in its operations while our corporate headquarters used $643,000 during the same period.

Net cash of $1,010,000 was used in investing activities during the first nine months of 2019 which included purchases of software of $60,000, and $950,000 used in the reacquisition of a 19% interest in our OmniMetrix subsidiary as described below under the “Purchase of Non-Controlling Interest” heading.

Net cash of $2,329,000 was provided by financing activities during the first nine months of 2019 which included $2,186,000 in net proceeds of our rights offering (gross proceeds of $2,394,000 less expenses of $208,000) and draws against our line of credit of $143,000.

In March 2019, OmniMetrix reinstated its Loan and Security Agreement providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1,000,000. Debt incurred under this financing arrangement bears interest at the greater of 6% and prime (4.75% at November 9, 2019) plus 1.5% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.75% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 15.25%. OmniMetrix also agreed to continue to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of two years beginning March 1, 2019. The monthly service charge and interest is calculated on the greater of the outstanding balance or $150,000. From time to time, the balance outstanding may fall below $150,000 based on collections applied against the loan balance and the timing of loan draws.

OmniMetrix had an outstanding balance of $143,000 at September 30, 2019, pursuant to the Loan and Security Agreement and $251,000 was available to borrow.

Rights Offering

On June 28, 2019, we completed a rights offering, raising $2,186,000 in proceeds, net of $208,000 in expenses. Pursuant to the rights offering, our securityholders and parties to a backstop agreement purchased 9,975,553 shares of our common stock for $0.24 per share.

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

On July 1, 2019, we utilized a portion of the rights offering proceeds to complete the planned reacquisition of a 19% interest in our OMX Holdings, Inc. subsidiary (“Holdings”) for $1,273,000. Holdings owns 100% of the membership interests of OmniMetrix, LLC. The purchase price was based on terms established in November 2015 at the time of the original investment. The purchase raised our ownership in Holdings from 80% to 99%, with the remaining 1% owned by the CEO of OmniMetrix, LLC.

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

Other Liquidity Matters

OmniMetrix owes Acorn approximately $4,400,000 for loans, accrued interest and expenses advanced to it by Acorn.

We had approximately $1,338,000 of cash (excluding restricted cash of $311,000) on September 30, 2019, and approximately $1,333,000 (excluding restricted cash of $311,000) on November 9, 2019. OmniMetrix had $147,000 outstanding on its line of credit and had $175,000 available to draw under its credit line as of November 9, 2019. We believe that our current cash plus the cash expected to be generated from operations and borrowing from available lines of credit will provide sufficient liquidity to finance the operating activities of Acorn and the operations of OmniMetrix for at least the next twelve months.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of September 30, 2019.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Years Ending September 30, (in thousands)
	Total	2020	2021-2022	2022-2023	2024 and thereafter
Debt	$143	$143	$—	$—	$—
Service agreements	25	10	15	―	―
Software agreements	275	206	69	―	―
Capital leases	7	3	4	―	―
Operating leases	42	31	6	5	—

Total contractual cash obligations	$492	$393	$94	$5	$—

We expect to finance the contractual commitments from cash currently on hand and cash generated from operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, escrow deposits and trade accounts receivable. The Company’s cash, cash equivalents and escrow deposits were deposited primarily with U.S. banks and brokerage firms and amounted to approximately $1,338,000 at September 30, 2019. The Company does not believe there is significant risk of non-performance by these counterparties. Approximately 23% of the accounts receivable at September 30, 2019 was due from two customers who pay their receivables over usual credit periods (the Company collected $151,000 of the $181,000 due from these customers as of November 9, 2019). Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base.

Fair Value of Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values due to the short maturity of such investments.

Interest Rate Risk

In March 2019, OmniMetrix reinstated its Loan and Security Agreement providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1 million. Debt incurred under this financing arrangement bears interest at the greater of 6% and prime (4.75% at November 9, 2019) plus 1.5% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.75% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 15.25%. OmniMetrix also agreed to continue to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of two years beginning March 1, 2019. The monthly service charge and interest is calculated on the greater of the outstanding balance or $150,000. From time to time, the balance outstanding may fall below $150,000 based on collections applied against the loan balance and the timing of loan draws.

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

As noted in our Annual Report on Form 10-K for the year ended December 31, 2018, we employ a decentralized internal control methodology, coupled with management’s oversight, whereby our subsidiary is responsible for mitigating its risks to financial reporting by implementing and maintaining effective control policies and procedures and subsequently translating that respective risk mitigation up and through to the parent level and to our external financial statements. In addition, as our operating subsidiary is not large enough to effectively mitigate certain risks by segregating incompatible duties, management must employ compensating mechanisms throughout our company in a manner that is feasible within the constraints it operates.

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

PART II

ITEM 6.	EXHIBITS.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-Q for the quarter and year-to-date period ended September 30, 2019, filed on November 14, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: November 14, 2019

	By:	/s/ TRACY S. CLIFFORD
Tracy S. Clifford
Chief Financial Officer

