Form 10-K
period 2019-12-31
ACORN ENERGY, INC.
filed 2020-03-25
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019	Commission file number: 001-33886

ACORN ENERGY, INC.

(Exact name of registrant as specified in charter)

Delaware	22-2786081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 N West Street, Suite 1200, Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)

410-654-3315

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
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

As of the last day of the second fiscal quarter of 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $8.7 million based on the closing sale price on that date as reported on the OTCQB marketplace. As of March 20, 2020 there were 39,687,589 shares of Common Stock, $0.01 par value per share, outstanding.

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

During 2019, each of our PG and CP activities represented a reportable segment.

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

	Year ended December 31, 2019
	OmniMetrix	Acorn	Total Continuing Operations
Revenues	$5,490	$—	$5,490
Cost of sales	1,900	—	1,900
Gross profit	3,590	—	3,590
Gross profit margin	65%		65%
R& D expenses	559	—	559
Selling, general and administrative expenses	2,854	876	3,730
Operating income (loss)	$177	$(876)	$(699)

	Year ended December 31, 2018
	OmniMetrix	Acorn	Total Continuing Operations
Revenues	$5,087	$—	$5,087
Cost of sales	1,965	—	1,965
Gross profit	3,122	—	3,122
Gross profit margin	61%		61%
R& D expenses	542	—	542
Selling, general and administrative expenses	2,726	1,260	3,986
Operating loss	$(146)	$(1,260)	$(1,406)

OMNIMETRIX – POWER GENERATION MONITORING AND CONTROL AND CATHODIC PROTECTION MONITORING AND CONTROL

OmniMetrix LLC is a Georgia limited liability company based in Buford, Georgia that develops and markets wireless remote monitoring and control systems and services for multiple markets in the Internet of Things (“IoT”) ecosystem: critical assets (including stand-by power generators, pumps, pumpjacks, light towers, turbines, compressors and other industrial equipment) as well as cathodic protection for the pipeline industry (gas utilities and pipeline companies). Acorn owned 80% of OmniMetrix until July 1, 2019 when it purchased 19% of OmniMetrix from a former director, which brought its ownership interest to 99%, with the remaining 1% owned by OmniMetrix’s former CEO.

Following the emergence of machine-to-machine (“M2M”) and IoT applications whereby companies aggregate multiple sensors and monitors into a simplified dashboard for customers, OmniMetrix believes it plays a key role in this new economic ecosystem. In addition, OmniMetrix sees a rapidly growing need for backup power infrastructure to secure critical military, government, and private sector assets against emergency events including terrorist attacks, natural disasters, and cybersecurity threats. As residential and industrial standby generators, turbines, compressors, pumps, pumpjacks, light towers and other industrial equipment are part of the critical infrastructure increasingly becoming monitored in Internet of Things applications, and given that OmniMetrix monitors all major brands of critical equipment, OmniMetrix believes it is well-positioned as a competitive participant in this market.

Products & Services

In the PG segment, OmniMetrix sells a line of devices and services built on its baseline TrueGuard wireless remote monitor. This device is broadly applicable across all brands and models of emergency power generators and industrial engine applications. The TrueGuard product family connects directly to the engine’s control panel, and captures all data flowing through the control panel. As a result, the product provides the ability to identify whether an emergency generator is capable of operating as expected. OmniMetrix also currently sells its AIRGuard product which remotely monitors and controls industrial air compressors.

In the CP segment, OmniMetrix offers two primary product lines: the Hero Rectifier Monitor and the Patriot Test Station Monitor. Both of these products are used to monitor cathodic protection systems, a process which reduces rust and corrosion on the steel pipes used to transport natural gas. As the name suggests, the Hero Rectifier Monitor product monitors the operation of the rectifiers, which are a critical component in the effort to prevent corrosion and are also the most common point of failure in the pipeline system. The Patriot Test Station Monitor is also used to provide data points along the pipeline segment powered by the rectifier.

Customers and Markets

At its core, the OmniMetrix PG monitors (Trueguard PRO and Truegard 2) can remotely monitor and control a variety of industrial engine applications, including engines, standby generators, air and gas compressors, fire pumps, batteries, turbines, pumps and other equipment. Early in the company’s history, a strategic decision was made to focus primarily on the standby power generation market. Recently, the company has expanded its focus to add several additional applications where it sees demand. Standby generator monitoring is rapidly becoming part of the Internet of Things (IoT) ecosystem, whereby multiple sensing and monitoring devices are aggregated into one simple dashboard for customers.

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

With the advent of second-generation cellular systems and newer, computerized engine controls, OmniMetrix migrated to a design point of collecting large amounts of performance data from the remote machinery, allowing service organizations to perform diagnostics on remote equipment before dispatching service. This was the beginning of the OmniMetrix SmartServiceTM Program. It allowed the service organization to put the right person in the right truck with the right parts to affect a one-trip or a zero-trip solution. At this phase, service organizations could be efficient, as well as proactive, in their operations. They could also manage more customers by using remote monitoring. Customers have provided OmniMetrix feedback telling how customer service teams are able to work “smarter” and more efficiently by going directly to sites with problems, thus increasing the value of their businesses.

OmniMetrix is now in its third phase of evolution, maturing the high-performance data collection design point into the first provider offering of automated prognostic solutions. As most generator failures are the result of consumables, and as those consumables can be monitored, the consumption trends can be extrapolated into predictions of the most common failure modes.

OmniMetrix’s PG monitors have been installed on commercial, industrial and residential generators from original equipment manufacturers (“OEMs”) such as Caterpillar, Kohler, Generac, Cummins, MTU Energy and other generator manufacturers. OmniMetrix provides dual value propositions to the generator service organizations as well as to the machine owner. The dealers benefit from the receipt of performance data and status conditions from the generators they service for their customers, which allows the dealer service organization to be proactive in their delivery of service to their customers, as well as to implement the OmniMetrix SmartServiceTM approach to analyzing the remote machines before dispatching a service truck. Since the majority of service and warranty costs are incurred from service people driving trucks, preemptive analysis of customer site conditions prior to dispatch can reduce their labor cost. From the machine owner’s perspective, the OmniMetrix product provides a powerful tool to be used in their constant effort to avoid failures that come from consumables such as batteries and fuel. With proper monitoring, the large majority of machine failures can be avoided completely. This migration from failure reporting to failure prevention is fundamental to the OmniMetrix focus and is the result of a strong data collection and analysis design point. We believe that this transition to prognostics sets OmniMetrix apart from its competitors, many of whom are still in the failure reporting phase of application development. We have also increased our marketing efforts to end-users in an effort to increase demand for our services. These efforts have proven to be very successful, and OmniMetrix continues to execute on that strategy.

In 2019, no single customer of OmniMetrix provided more than 10% of its sales. OmniMetrix has successfully been able to mitigate the risk of customer dependency by increasing its penetration rate, its sales pipeline and supporting a larger base of customers. OmniMetrix expects to continue to expand its base of customers in 2020.

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

There are two types of competitors in the PG marketplace:

(1)	Independent monitoring organizations (such as OmniMetrix) that produce the monitoring systems, but not the equipment being monitored. Among these are companies such as Ayantra, FleetZOOM, Gen-Tracker, and PowerTelematics. The other competitors operate in the reactive “failure notification” mode described in the early stages of the OmniMetrix business model. In the past, those competitors positioned themselves at a lower performance, lower price quadrant of the market.

(2)	OEMs such as generator manufacturers or generator controls manufacturers offer customer connectivity to their machinery. They offer a current generation connectivity replacing telephone dial-up modems that had been used in the past. Their offerings are limited to their own brands, so they do not fit into a broad application such as does the OmniMetrix SmartServiceTM, supporting service organizations that service all brands. They are also generally designed for the machine owners’ use, in a reactive application.

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

Facilities

OmniMetrix’s activities are currently conducted in approximately 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia under a lease that has been extended from its original expiration date of April 30, 2020 to September 30, 2025. OmniMetrix is currently utilizing only a portion of these leased facilities and expects to grow into a portion of the currently unused space and potentially sublease several available executive office spaces.

DSIT

We recorded $450,000 as our 41.2% share of DSIT’s net income for the year ending December 31, 2017. On February 14, 2018, we closed on the sale of our remaining interest in DSIT to a group of Israeli investors for $5.8 million before transaction costs and withholding taxes. Accordingly, we adjusted our equity investment balance in DSIT to be equal to the gross proceeds received from the sale and recorded an impairment charge in 2017 of $308,000. In 2018, we recorded our 41.2% share of DSIT’s income or loss through the closing of the 2018 DSIT Transaction as well as our estimated transaction costs and withholding taxes on the transaction ($441,000 and $388,000, respectively) offset by $222,000, net of professional fees less interest income, refunded by the Israel Tax Authorities related to our 2016 Israeli tax return. In 2019, we recorded an income tax recovery of $61,500 from the Israel Tax Authority related to the 2017 and 2018 Israeli tax returns, net of professional fees of $11,200 for a gain on the transaction of $50,300 in 2019.

BACKLOG

As of December 31, 2019, OmniMetrix had a backlog of approximately $4.5 million, primarily comprised of deferred revenue, of which approximately $3.0 million is expected to be recognized as revenue in 2020.

RESEARCH AND DEVELOPMENT EXPENSE, NET

Research and development expense recorded for the years ended December 31, 2019 and 2018 for our OmniMetrix subsidiary in continuing operations is as follows (amounts in thousands of U.S. dollars):

	Years ended December 31,
	2019	2018
OmniMetrix	$559	$542

EMPLOYEES

At December 31, 2019, we employed a total of 23 employees – all of which were full-time employees employed by OmniMetrix in the U.S. Our CEO and CFO are hired as consultants to us.

Eleven of OmniMetrix’s 23 employees are engaged in production, engineering and technical support, seven in marketing and sales and five in finance and IT in addition to our CEO. We consider our relationship with our employees to be satisfactory. We have no collective bargaining agreements with any of our employees.

ADDITIONAL FINANCIAL INFORMATION

For additional financial information regarding our operating segments, foreign and domestic operations and sales, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 to our Consolidated Financial Statements included in this Annual Report.

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

We have a history of losses from our OmniMetrix subsidiary and corporate overhead and have used significant amounts of cash to fund our operating activities over the years. In 2019 and 2018, we had operating losses of $699,000 and $1.4 million, respectively. Cash used in operating activities of continuing operations was $1.2 million in 2019 and $2.4 million in 2018.

On March 20, 2020, we had approximately $1.5 million of consolidated cash and cash equivalents.

During 2019, we provided OmniMetrix $323,000 for the repayment of a loan to a former director in addition approximately $234,000 was added to the intercompany amounts owed to Acorn for accrued interest and dividends net of repayments of approximately $52,000. In 2018, we provided OmniMetrix with $300,000 of financing. We believe that with OmniMetrix’s continued growth and increased credit availability, that OmniMetrix will not need financing from us during 2020 and will be able to make nominal repayments each month towards the balance outstanding but interest will continue to accrue. Our corporate overhead has also been significantly reduced and has stabilized. Based on the above, we believe we have sufficient cash to finance our operations for at least twelve months from the issuance of the financial statements contained in this Annual Report. However, we may need to seek additional sources of funding for long-term corporate costs or if OmniMetrix were not to grow at the rate anticipated and needed additional funds for their operations. Additional sources of funding may include additional loans from related and/or non-related parties, partial sale of, or finding a strategic partner for, OmniMetrix or equity financings. There can be no assurance additional funding will be available at acceptable terms or that we will be able to successfully utilize any of these possible sources to provide additional liquidity.

We depend on key management for the success of our business.

Our success is largely dependent on the skills, experience and efforts of our senior management team, including Jan Loeb and Tracy Clifford. The loss of the services of any of these key managers could materially harm our business, financial condition, future results and cash flow. We do not maintain “key person” life insurance policies on any members of senior management. We may also not be able to locate or employ on acceptable terms qualified replacements for our senior management if their services were no longer available.

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

We have reported material weaknesses in internal controls over financial reporting as of December 31, 2019 and we cannot assure you that additional material weaknesses will not be identified in the future or that we can effectively remediate our reported weaknesses. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement, or our filings may not be timely, and investors may lose confidence in our reported financial information.

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

Concentrations of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, restricted cash, and trade accounts receivable. The Company’s cash and cash equivalents were deposited primarily with U.S. banks and brokerage firms amounted to $1.2 million at December 31, 2019. Approximately 35% of the accounts receivable at December 31, 2019 was due from two customers, 18% from one and 14% from another, who pay their receivables over usual credit periods. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base. The Company does not believe there is significant risk of non-performance by these counterparties.

The COVID-19 pandemic could negatively affect various aspects of our business, including our workforce and supply chain, and make it more difficult and expensive to meet our obligations to our customers, and could result in reduced demand from our customers.

The outbreak of the COVID-19 Coronavirus pandemic has caused governments around the world to implement quarantines of certain geographic areas and implement significant restrictions on travel. Several governments have also implemented work restrictions that prohibit many employees from going to work, both around the world as well as in certain jurisdictions in the United States. The number of these quarantines, travel bans, and other restrictions have been increasing at a rapid pace. At this time, it is unclear if foreign governments or U.S. federal, state or local governments will further extend any of the current restrictions or if further restrictions will be put into place. In addition, many countries, including the United States, have placed significant bans on international travel. It is possible that restrictions or bans on domestic travel may be implemented by U.S. federal, state or local governments. As a result of the pandemic, businesses can be shut down, supply chains can be interrupted, slowed, or rendered inoperable, and individuals can become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions.

Governmental mandates may require forced shutdowns of our facilities for extended or indefinite periods. In addition, the pandemic could adversely affect our workforce resulting in serious health issues and absenteeism. The pandemic could also substantially interfere with general commercial activity related to our supply chain and customer base, which could have a material adverse effect on our financial condition, results of operations, business, or prospects. Some of the electronic devices and hardware we purchase, like antennas, radios, and GPS modules are very specific to our application; there are not likely to be practical alternatives. In some cases, our circuit boards were designed around specific electronic hardware that met our specifications. We are working closely with our contract manufacturers and suppliers in order to mitigate as much as possible the risks to our supply chain for these critical devices and hardware, including identifying any lead-time issues and any potential alternate sources. We are also examining all currently open purchase orders in an effort to identify whether we need to issue additional orders to secure product that is critical, already has questionable lead times and/or is unique to our requirements.

If our operations are curtailed, we may need to seek alternate sources of supply for services and staff, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations. Further, if our customers’ businesses are similarly affected, they might delay or reduce purchases from us, which could adversely affect our results of operations.

RISKS RELATED TO OMNIMETRIX

OmniMetrix has a history of incurring net losses since our acquisition of the company and may never achieve sustained profitability.

OmniMetrix has a history of incurring operating losses since our acquisition of the company in 2012, including operating losses of $0.2 million in 2018. OmniMetrix did realize an operating profit of $0.2 million in 2019. While OmniMetrix has significantly reduced its losses and its cash needs from us and we expect positive cash flow from its operations in 2020, we can provide no assurance that OmniMetrix will be able to generate sufficient revenues and cash flow to allow it to become profitable or to eventually sustain profitability or to have positive cash flows.

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

OmniMetrix has been dependent on Acorn’s ability and willingness to provide funding to support its business and growth strategy. Since our acquisition of OmniMetrix in February 2012, we have invested approximately $14.0 million and, through March 20, 2020, have lent $3,234,000, net of repayments to OmniMetrix, not including $1,271,000 of accrued interest and expenses advanced to it by Acorn since 2014. The loans included $323,000 lent in 2019 to repay a loan from a former director. OmniMetrix borrowed $300,000 from Acorn in 2018. OmniMetrix is not expected to need funding support from us in 2020 to support its growth and working capital needs.

In March 2019, OmniMetrix reinstated its Loan and Security Agreement providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1 million. Debt incurred under this financing arrangement bears interest at the greater of 6% and prime (4.25% at March 20, 2020) plus 1.5% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.75% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 15%. OmniMetrix also agreed to continue to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of two years beginning March 1, 2019.

We have no assurance that this financing arrangement will provide sufficient liquidity for OmniMetrix’s working capital needs in 2020. Additional financing for OmniMetrix may be in the form of a bank line, a new loan or investment by others, a loan by Acorn, or a combination of the above. The availability and amount of any additional loans from us to OmniMetrix may be limited by the working capital needs of our corporate activities. Whether Acorn will have the resources necessary to provide funding, or whether alternative funds, such as third-party loans, will be available at the time and on terms acceptable to Acorn and OmniMetrix cannot be determined.

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

Cellular networks have evolved over time to offer more robust technical capabilities in both voice and data transmission. At the present time, the changes from the so-called “2G” to “3G” and “LTE” service have resulted in only limited service interruptions. OmniMetrix anticipates, however, that as these new capabilities come online, it will be necessary to have equipment that can readily interface with the newer cellular networks to avoid negative impacts on customer service. Not all of the costs associated with OmniMetrix’s corresponding equipment upgrades can be passed on to customers and any increased expenses are expected to have a negative impact on OmniMetrix’s operating results.

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

The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. During 2019, our common stock traded at prices as low as $0.20 and as high as $0.45 per share. Fluctuations in our stock price may continue to occur in response to various factors, many of which we cannot control, including:

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

As of March 20, 2020, 39,687,589 shares of our common stock were issued and outstanding. As of that date we had 2,177,857 warrants outstanding and exercisable with a weighted average exercise price of $1.28 per share and 1,190,156 options outstanding and exercisable with a weighted average exercise price of $2.10 per share, which if exercised would result in the issuance of additional shares of our common stock. In addition to the options noted above, at March 20, 2020, 239,334 options are outstanding, but have not yet vested and are not yet exercisable.

Substantially all of our currently outstanding shares and shares issuable under our outstanding options and warrants are or would be freely tradable.

We may have to offer additional securities for sale in the near future.

As of March 20, 2020, we had consolidated cash of approximately $1.2 million which we believe is sufficient for at least the next twelve months. Despite this, we may ultimately not have sufficient cash to allow us to execute our plans and the occurrence of one or more unanticipated events may require us to make significant expenditures. Accordingly, we may need to raise additional amounts to finance our operations. If we were to do so by selling shares of our common stock and/or other securities convertible into shares of our common stock, current investors may incur additional dilution in the value of their shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

OmniMetrix’s activities are currently conducted in approximately 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia under a lease that has been extended from its original expiration date of April 30, 2020 to September 30, 2025. The lease provides for annual rent of approximately $75,000 which includes four months of free rent in 2020. OmniMetrix is currently utilizing only a portion of these leased facilities and expects to grow into a portion of the currently unused space and potentially sublease several available executive office spaces.

ITEM 3. LEGAL PROCEEDINGS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded under the symbol “ACFN” on the OTCQB marketplace. The following table sets forth, for the periods indicated, the high and low bid prices on the OTCQB marketplace.

	High	Low
2019:
First Quarter	$0.45	$0.26
Second Quarter	0.36	0.25
Third Quarter	0.36	0.20
Fourth Quarter	0.38	0.24
2018:
First Quarter	$0.32	$0.15
Second Quarter	0.45	0.29
Third Quarter	0.35	0.20
Fourth Quarter	0.35	0.15

As of March 20, 2020, the last reported sales price of our common stock on the OTCQB marketplace was [$0.XX], there were 87 record holders of our common stock and we estimate that there were approximately 3,759 beneficial owners of our common stock.

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

Following the closing of the 2016 DSIT Transaction, the Company no longer consolidated the results of DSIT, but rather reported on its investment in DSIT on the equity method (until the closing of the 2018 DSIT Transaction).

On February 14, 2018, we closed on the sale of our remaining interest in DSIT to a group of Israeli investors for $5.8 million before transaction costs and withholding taxes. Accordingly, we adjusted our equity investment balance in DSIT to be equal to the gross proceeds received from the sale and recorded an impairment charge in 2017 of $308,000. In 2018, we recorded our 41.2% share of DSIT’s income or loss through the closing of the 2018 DSIT Transaction as well as our estimated transaction costs and withholding taxes on the transaction ($441,000 and $388,000, respectively) offset by $222,000, net of professional fees less interest income, refunded by the Israel Tax Authorities related to our 2016 Israeli tax return. In 2019, we recorded an additional gain of approximately $50,300 which was net of professional fees of $11,200, on the 2018 DSIT Transaction as a result of the final settlement with the Israel tax authorities and the related refund of withholding taxes net of professional fees related to the 2017 and 2018 Israeli tax returns.

The following analysis should be read together with the segment information provided in Note 14 to our Consolidated Financial Statements included in this report.

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

OmniMetrix has two divisions: PG and CP. In 2019, OmniMetrix recorded revenue of $5,490,000 ($4,282,000 in its PG activities and $1,208,000 in its CP activities) as compared to revenue of $5,087,000 recorded in 2018 ($3,656,000 in its PG activities and $1,431,000 in its CP activities). Increased revenue in 2019 was driven by monitoring revenue which increased 23% from $2,712,000 in 2018 to $3,327,000 in 2019. The increase in monitoring revenue was offset by a decrease in hardware revenue which decreased 9% from $2,375,000 in 2018 to $2,163,000 in 2019. The increase in monitoring revenue is the result of an increase in the number of units being monitored. The decrease in hardware revenue is the result of not being fully staffed on the sales team for the majority of the year. We have now filled the open positions, including the director of sales role.

Gross profit during 2019 was $3,590,000 reflecting a gross margin of 65% on revenue compared with a gross profit of $3,122,000 reflecting a 61% gross margin in 2018. The increased gross profit in 2019 was due to a change in the revenue mix with a higher percentage of our total revenue being monitoring revenue which has a higher gross margin as well as to higher gross margin realized on hardware revenue. Gross margin on hardware revenue increased in 2019 to 38% from 36% in 2018. This increase was the result of increased gross margins for PG hardware which grew from 32% in 2018 to 34% in 2019. The increased margin was the result of reduced costs in our PG units as we benefit from our redesigned products. CP hardware gross margin increased to 43% in 2019 from 39% in 2018 due to product mix. Gross margin on monitoring revenue remained strong at 84% during 2019 and 2018.

During 2019, OmniMetrix recorded $559,000 of R&D expense as compared to $542,000 in 2018. The increase in R&D expense in 2019 is related to the continued development of next generation PG and CP products and exploration into new possible product lines. We expect a moderate increase in R&D expense in 2020 as we continue to work on certain initiatives to redesign products and expand product lines to increase the level of innovation and to reduce their costs in order to increase our future margins.

During 2019, OmniMetrix recorded $2,853,000 of SG&A costs compared to SG&A costs of $2,726,000 for 2018, an increase of $127,000 or 5%. This increase was primarily due to increases in personnel costs, computer software, travel and entertainment and payment processing service charges. We anticipate that our annual SG&A costs in 2020 will increase approximately 15% due to having a fully staffed sales team and as a result of our continuing investments in our IT infrastructure including completing the implementation of a fully integrated Enterprise Resource Planning Systm.

OmniMetrix Line of Credit

In October 2017, OmniMetrix renewed its Loan and Security Agreement providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1 million. Debt incurred under this financing arrangement bore interest at the greater of prime plus 2% or 6% per year. In addition, OmniMetrix was to pay a monthly service charge of 0.9% of the average aggregate principal amount outstanding for the prior month. OmniMetrix also agreed to continue to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of one year beginning November 1, 2017. OmniMetrix allowed this line to expire according to its terms at October 31, 2018.

In March 2019, OmniMetrix reinstated its Loan and Security Agreement providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1 million. Debt incurred under this financing arrangement bears interest at the greater of 6% and prime (4.25% at March 20, 2020) plus 1.5% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.75% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 15%. OmniMetrix also agreed to continue to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of two years beginning March 1, 2019. From time to time, the balance outstanding may fall below $150,000 based on collections applied against the loan balance and the timing of loan draws.

During 2019, the intercompany amount due to Acorn from OmniMetrix increased by approximately $557,000. This included $323,000 in funding for the repayment of the loan from a former director, accrued interest and dividends of $286,000 due to Acorn, less repayments from OmniMetrix of $52,000, net of expenses paid by Acorn on OmniMetrix’s behalf. We believe that OmniMetrix will not need working capital support in 2020 beyond the amounts available to it under the amended Loan and Security Agreement. However, we have no assurance that this will be the case. Additional financing for OmniMetrix may be in the form of a bank line, a new loan or investment by others, a loan by Acorn, or a combination of the above. The availability and amount of any additional loans from us to OmniMetrix may be limited by the working capital needs of our corporate activities. Whether Acorn will have the resources necessary to provide funding, or whether alternative funds, such as third-party loans, will be available at the time and on terms acceptable to Acorn and OmniMetrix cannot be determined.

Corporate

Corporate general and administrative (“G&A”) expense of $876,000 in 2019 reflected a decrease of $384,000 or 30% from the $1,260,000 of G&A expense reported in 2018 which included combined one-time bonuses of $150,000 paid to our CEO and former Executive Chairman of the Board in recognition of their performance in the 2018 DSIT Transaction and $20,000 in the aggregate of transition consulting fees paid to our former CFO. Excluding these non-recurring items from 2018, G&A expense decreased in 2019 by $214,000 as compared to 2018 due to reductions in corporate overhead, primarily in compensation expense, board fees and legal fees. We do not expect our annual corporate G&A expense to materially change in 2020 other than expenses that may be required to corporately support the growth in OmniMetrix. Non-cash stock compensation decreased from $26,000 in 2018 to $22,000 in 2019.

The closing of the 2018 DSIT Transaction provided us with approximately $1.9 million after assigning $1.6 million of the amounts we owed to DSIT to the purchasers, paying transaction costs, withholding taxes and the repayment of director loans and associated accrued interest. In our sale of shares of DSIT Solutions Ltd. (“DSIT”), the Israel Tax Authorities (“ITA”) withheld tax of NIS 1,008,000, NIS 146,000 and NIS 1,359,000 in 2016, 2017 and 2018, respectively. Such amounts were recorded as expense ($266,000, $41,000, and $388,000) in each of those years. In August 2018, we received back from the ITA NIS 1,087,000 ($293,000 at the then exchange rate) consisting of $266,000 of tax, $21,000 of interest income and $6,000 of exchange rate gain. We received the refund following the filing of our 2016 Israeli tax return in which we claimed that we were due a refund of the withheld taxes in full as we believe that each of the sale transactions is exempt from tax under Israeli tax law.

We have recorded the $222,000, net of fees of $65,000 offset by interest income of $21,000, as part of the gain (loss) on sale of interest of DSIT in the third quarter of 2018 relating to the 2016 DSIT transaction withholding. This offsets the loss on the 2018 DSIT transaction which reduced the loss recorded in 2018 to $607,000. We committed not to transfer those funds out of Israel until the completion of the ITA’s review, such funds were deemed to be restricted and were reflected as such on our balance sheet as of December 31, 2018. By statute, the funds would no longer be restricted the earlier of December 31, 2022 or the completion of the ITA’s review of our tax position which occurred at the end of 2019.

On December 24, 2019, we signed on an income tax assessment agreement for tax years 2013-2018, with the Israeli Tax Authority, according to which, we had additional tax liability in the amount of NIS 1,306 (approximately $373,000), in tax year 2018, with respect to our sale of DSIT Solutions Ltd. shares.

As a result, we received a tax refund in the amount of NIS 146,000 (approximately $42,000) and NIS 44,000 (approximately $12,500) as principal, with interest and linkage in the amount of approximately NIS 14,500 (approximately $4,000) and approximately NIS $1,900 (approximately $550), for the tax years 2017 and 2018, respectively. Prior to receiving this refund, the balance in our account in Israel was $313,000 which represented the $287,000 refund received for 2016 plus interest income of $21,000 and exchange gain of $5,000(the fees of $65,000 were paid out of our US bank account). Subsequent to year-end December 31, 2019, the aggregate tax refunds held in the bank account in Israel of approximately $371,000 were transferred from our bank account in Israel to our bank account in the US with exemption from withholding tax and our corporate income tax file was closed as of January 1, 2020.

As of March 20, 2020, Acorn’s corporate operations (excluding cash at our OmniMetrix subsidiary) held a total of approximately $1,555,000 in cash and cash equivalents.

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

We have identified the following as critical accounting policies affecting our Company: principles of consolidation and investments in associated companies; revenue recognition and stock-based compensation.

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

Sales of OmniMetrix monitoring systems include the sale of equipment (“HW”) and of monitoring services (“Monitoring”). Sales of OmniMetrix equipment do not qualify as a separate unit of accounting. As a result, revenue (and related costs) associated with sale of equipment are recorded to deferred revenue (and deferred charges) upon shipment for PG and CP monitoring units. Revenue and related costs with respect to the sale of equipment are recognized over the estimated life of the units which are currently estimated to be three years. Revenues from the prepayment of monitoring fees (generally paid twelve months in advance) are initially recorded as deferred revenue upon receipt of payment from the customer and then amortized to revenue over the monitoring service period. See Notes 14 and 15 for the disaggregation of our revenue for the periods presented.

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

For our Acorn options, the expected volatility factor used to value stock options in 2019 was based on the historical volatility of the market price of our common stock over a period equal to the expected term of the options. For the expected term of the option, we used an estimate of the expected option life based on historical experience. The risk-free interest rate used is based upon U.S. Treasury yields for a period consistent with the expected term of the options. We assumed no quarterly dividend rate. We recognize stock-based compensation expense on an accelerated basis over the requisite service period. Due to the numerous assumptions involved in calculating share-based compensation expense, the expense recognized in our consolidated financial statements may differ significantly from the value realized by employees on exercise of the share-based instruments. In accordance with the prescribed methodology, we do not adjust our recognized compensation expense to reflect these differences.

For the years ended December 31, 2019 and 2018, we incurred stock compensation expense with respect to options of approximately $22,000 and $26,000, respectively.

See Note 11 to the consolidated financial statements for the assumptions used to calculate the fair value of share-based employee compensation for our Acorn options.

RESULTS OF OPERATIONS

The selected consolidated statement of operations data for the years ended December 31, 2019 and 2018 and consolidated balance sheet data as of December 31, 2019 and 2018 has been derived from our audited Consolidated Financial Statements included in this Annual Report. The selected consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 has been derived from our consolidated financial statements not included herein.

This data should be read in conjunction with our Consolidated Financial Statements and related notes included herein and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Statement of Operations Data:

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Revenue	$5,490	$5,087	$4,350	$8,659	$16,548
Cost of sales	1,900	1,965	1,903	5,134	10,381
Gross profit	3,590	3,122	2,447	3,525	6,167
Research and development expenses, net	559	542	518	927	1,705
Selling, general and administrative expenses	3,730	3,986	3,840	5,651	9,632
Operating loss	(699)	(1,406)	(1,911)	(3,053)	(5,170)
Finance income (expense), net	(2)	(74)	(231)	(572)	(327)
Loss before income taxes	(697)	(1,480)	(2,142)	(3,625)	(5,497)
Income tax expense	―	―	(41)	(19)	(209)
Net loss after income taxes	(697)	(1,480)	(2,183)	(3,644)	(5,706)
Impairment of investment in DSIT	―	(33)	(308)	―	―
Share of income in DSIT	―	33	450	268	—
Gain (loss) on sale of interest in DSIT, net of transaction costs and withholding taxes	50	(607)	―	3,543	—
Income (loss) before discontinued operations	(647)	(2,087)	(2,041)	167	(5,706)
Income from discontinued operations, net of income taxes	―	―	(698)	(286)	(5,096)
Net loss	(647)	(2,087)	(1,343)	(119)	(10,802)
Non-controlling interest share of loss – continuing operations	(29)	86	174	264	105
Non-controlling interest share of loss - discontinued operations	—	—	—	―	98
Net income (loss) attributable to Acorn Energy, Inc. shareholders	$(618)	$(2,001)	$(1,169)	$145	$(10,599)
Basic and diluted net income (loss) per share attributable to Acorn Energy, Inc. shareholders:
Income (loss) from continuing operations	$(0.02)	$(0.07)	$(0.06)	$0.02	$(0.21)
Loss from discontinued operations	―	―	0.02	(0.01)	(0.19)
Net income (loss) per share attributable to Acorn Energy, Inc. shareholders – basic and diluted	$(0.02)	$(0.07)	$(0.04)	$0.01	$(0.40)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic and diluted	35,495	29,540	29,423	28,488	26,803

The following table sets forth certain information with respect to revenues and profits of our reportable business segments for the years ended December 31, 2019 and 2018 (dollars in thousands), including the percentages of revenues attributable to such segments. (See Note 14 to our Consolidated Financial Statements for the definitions of our reporting segments).

	PG	CP	Total
Year ended December 31, 2019:
Revenues from external customers	$4,282	$1,208	$5,490
Percentage of total revenues from external customers	78%	22%	100%
Segment gross profit	3,030	560	3,590

Year ended December 31, 2018:
Revenues from external customers	$3,656	$1,431	$5,087
Percentage of total revenues from external customers	72%	28%	100%
Segment gross profit	2,524	598	3,122

2019 COMPARED TO 2018

Revenue. Consolidated revenue of $5,490,000 during 2019 reflected an increase of $403,000 or 8% as compared to 2018 revenues of $5,087,000. The increase in revenue was due to the increase in OmniMetrix’s monitoring revenue. OmniMetrix recorded increased revenue in its PG activities but a decrease in revenue in its CP activities due to the fact that the sales team was not fully staffed during 2019. The sales director position was open for six months and three sales positions were open for the majority of the year. These four positions were filled as of December 31, 2019. PG revenue increased from $3,656,000 in 2018 to $4,282,000 in 2019 (17%) while CP revenue decreased from $1,431,000 in 2018 to $1,208,000 in 2019 (16%). Increased revenue in PG was due to an increase in the number of units being monitored

Gross profit. OmniMetrix’s gross profit increased from $3,122,000 in 2018 to $3,590,000 in 2019. OmniMetrix’s increased gross profit was attributable to a combination of its increased revenue and increased gross margin from 61% in 2018 to 65% in 2019. The increased gross margin is the result of the product mix of higher margin monitoring revenue and the increased gross margins in hardware revenue which grew from 36% in 2018 to 38% in 2019 while maintaining an 84% gross margin on monitoring revenue.

Research and development (“R&D”) expense. R&D expense increased by $17,000 (3%) from $542,000 in 2018 to $559,000 in 2019 as OmniMetrix continues development of next-generation PG and CP monitors and explore other complimentary products in response to customer needs.

Selling, general and administrative expense (“SG&A”). SG&A expense in 2019 decreased by $256,000 (6%) as compared to 2018. The decrease in our Corporate overhead of $384,000 was offset by an increase in OmniMetrix’s SG&A of $127,000 which increased from $2,726,000 in 2018 to $2,853,000 in 2019. OmniMetrix’s SG&A increase was due to increases in personnel costs, computer software expenses, travel and entertainment expenses and payment processing service charges. The decrease in corporate expense from $1,260,000 in 2018 to $876,000 in 2019 reflected a decrease of $384,000, or 30%. Corporate G&A expense in 2018 included combined one-time bonuses of $150,000 paid to our CEO and former Executive Chairman of the Board in recognition of their performance in the 2018 DSIT Transaction and $20,000 in the aggregate of transition consulting fees paid to our former CFO. Excluding these non-recurring items from 2018, SG&A expense decreased in 2019 by $214,000 as compared to 2018 due to reductions in corporate overhead, primarily in compensation expenses, board fees, and legal fees.

Finance expense, net. We had net finance related income of $2,000 in 2019 due to the gains on the exchange rate related to the funds that were held in a bank in Israel as of December 31, 2019 compared to finance expense of $74,000 in 2018 which was primarily interest from our accounts receivable factoring line in 2018. Our balances outstanding under the line during 2018 were higher than the average balances outstanding in 2019 which we maintained at an average of $150,000. Finance expense in 2019 was primarily comprised of interest expense and services charges of $23,000 associated with OmniMetrix’s line of credit, corporate interest income of $3,000 net of Corporate interest expense of $1,000 and currency exchange net gain of $23,000. The decrease in the interest expense on the credit line is due to the lower average balance outstanding during the year coupled with a reduction in the applicable aggregate interest rate and service charge when the line was reinstated in March 2019. Finance expense in 2018 was primarily comprised of interest expense and service charges of $54,000 associated with OmniMetrix’s line of credit, other OmniMetrix interest expense of $6,000, in addition to corporate interest expense of $23,000 net of Corporate interest income of $6,000 and currency exchange net gain of $3,000.

Loss on sale of DSIT. In the first quarter of 2018, we closed on the sale of our remaining interests in DSIT Solutions Ltd., receiving gross proceeds of $5.8 million before transaction costs, professional fees and withholding taxes. We recorded a loss on the sale of $829,000. This loss was offset by $222,000, net of fees of $44,000, from a tax benefit received in 2018 which reduced the loss to $607,000. In 2019, we received an additional tax benefit of $50,000 further reducing the loss on the sale of DSIT.

Share of income in DSIT. Following the partial sale of DSIT in April 2016, we no longer consolidate their results, but rather record our share (approximately 41.2%) of their income (or loss). Our share of DSIT’s income in the period prior to the sale of our remaining interest in DSIT was $33,000.

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

Net loss attributable to Acorn Energy. We had a net loss attributable to Acorn Energy of $618,000 in 2019 as compared with a net loss of $2,001,000 in 2018. Our loss in 2019 is comprised of net income at OmniMetrix of $184,000, corporate expense of $852,000 partially offset by the gain of $50,000 related to the tax recovery on the sale of our remaining interest in DSIT which occurred in February 2018 and by $29,000 representing the non-controlling interest share of our loss in OmniMetrix. Our loss in 2018 is comprised of a loss at OmniMetrix of $206,000, corporate expense of $1,274,000 and the loss of $607,000 on the sale of our remaining interest in DSIT. These losses were partially offset by $86,000 representing the non-controlling interest share of our loss in OmniMetrix.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2019, we had a negative working capital of $164,000. Our working capital includes approximately $1,247,000 of cash and deferred revenue of approximately $3.0 million. Such deferred revenue does not require significant cash outlay for the revenue to be recognized. Net cash decreased during the year ended December 31, 2019 by $16,000, of which $1,220,000 was used in operating activities, $1,116,000 was used in investing activities, $2,320,000 was provided by financing activities.

During the year ended December 31, 2019, we used $1,220,000 in operating activities. Our OmniMetrix subsidiary used $404,000 in its operations, of which $323,000 was used to pay off a loan from a former director, while our corporate headquarters used $816,000 during the same period. Of the cash used in our corporate operating activities, $280,000 was used to pay off expenses incurred in the prior year.

Net cash of $1,116,000 was used in investing activities in 2019 which included purchases of software of $166,000, and $950,000 used in the reacquisition of a 19% interest in our OmniMetrix subsidiary as described below under the heading “Purchase of Non-Controlling Interest.”

Net cash of $2,320,000 was provided by financing activities which was comprised of $2,184,000 from our equity raise described below under the heading “Rights Offering” and $136,000 in net proceeds from OmniMetrix’s line of credit described above under the heading “OVERVIEW AND TREND INFORMATION — OmniMetrix Line of Credit.”

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

On July 1, 2019, we utilized a portion of the rights offering proceeds to complete the planned reacquisition of a 19% interest in our OMX Holdings, Inc. subsidiary (“Holdings”) for $1,273,000 discussed below.

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

A dividend of 10% per annum accrued on the Preferred Stock. The dividend was payable on the first anniversary of the funding of the investment and quarterly thereafter for so long as the Preferred Stock was outstanding and had not been converted to Common Stock. Through December 31, 2016, a dividend payable of $115,000 was recorded with respect to the Preferred Stock. On December 31, 2016, the Investor agreed to treat the $115,000 of accrued dividends and all subsequent accrued and unpaid dividends as a loan to Holdings which bore interest at 8% per year. In December 2016, the Investor provided Holdings with an additional $50,000 loan under the same terms as the above-mentioned accrued dividends.

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

On July 1, 2019, in accordance with terms established in 2015 at the time of the original investment, the Company utilized a portion of the rights offering proceeds, as discussed above, to repurchase from the Investor the shares of Preferred Stock then held by the Investor for a purchase price of $1,273,000 (which included the $323,000 of unpaid accrued dividends through June 30, 2019). The repurchase raised the Company’s ownership in Holdings from 80% to 99%, with the remaining 1% owned by the former CEO of OmniMetrix, LLC.

Other Liquidity Matters

OmniMetrix owes Acorn approximately $4,500,000 for loans, accrued interest and expenses advanced to it by Acorn. Such amounts will only be repaid to Acorn when OmniMetrix is generating sufficient cash to allow such repayment.

We had approximately $1,247,000 of cash on December 31, 2019, and approximately $1,555,000 on March 20, 2020. We believe that our current cash plus the cash expected to be generated from operations and borrowing from available lines of credit will provide sufficient liquidity to finance the operating activities of Acorn and the operations of its operating subsidiaries for at least the next twelve months.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of December 31, 2019.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Years Ending December 31, (in thousands)
	Total	2020	2021-2022	2023-2024	2025 and thereafter
Debt	$136	$136	$—	$—	$—
Software agreements	231	130	101	―	―
Operating leases	680	78	245	258	99
Contractual services	23	11	12	—	—
Total contractual cash obligations	$1,070	$355	$358	$258	$99

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade accounts receivable. The Company’s cash and cash equivalents were deposited primarily with U.S. banks and brokerage firms and amounted to $1,247,000 at December 31, 2019. Approximately 35% of the accounts receivable at December 31, 2019 was due from two customers, 18% from one and 17% from another, who pay their receivables over usual credit periods. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base. The Company does not believe there is significant risk of non-performance by these counterparties.

Interest Rate Risk

In October 2017, OmniMetrix renewed its Loan and Security Agreement with a lender providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1.0 million an increase of $500,000 from the previous Loan and Security Agreement. Debt incurred under this financing arrangement bore interest at the greater of prime plus 2% or 6% per year. In addition, OmniMetrix paid a monthly service charge of 0.9% of the average aggregate principal amount outstanding for the prior month. OmniMetrix also agreed to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of one year beginning November 1, 2017. This Loan and Security Agreement terminated pursuant to its terms October 31, 2018. The balance outstanding under this agreement was paid as of November 6, 2018.

In March 2019, OmniMetrix reinstated its Loan and Security Agreement providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1 million. Debt incurred under this financing arrangement bears interest at the greater of 6% and prime (4.25% at March 20, 2020) plus 1.5% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.75% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 15%. OmniMetrix also agreed to continue to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of two years beginning March 1, 2019. From time to time, the balance outstanding may fall below $150,000 based on collections applied against the loan balance and the timing of loan draws.

COVID-19 Pandemic Risk to Supply Chain

As discussed above under the “RISK FACTORS” heading, the COVID-19 pandemic could substantially interfere with general commercial activity related to our supply chain and customer base, which could have a material adverse effect on our financial condition, results of operations, business, or prospects. Some of the electronic devices and hardware we purchase, like antennas, radios, and GPS modules are very specific to our application; there are not likely to be practical alternatives. In some cases, our circuit boards were designed around specific electronic hardware that met our specifications. We are working closely with our contract manufacturers and suppliers in order to mitigate as much as possible the risks to our supply chain for these critical devices and hardware, including identifying any lead-time issues and any potential alternate sources. We are also examining all currently open purchase orders in an effort to identify whether we need to issue additional orders to secure product that is critical, already has questionable lead times and/or is unique to our requirements. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations. Further, if our customers’ businesses are similarly affected as a result of the pandemic, they might delay or reduce purchases from us, which could adversely affect our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Furnished at the end of this report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2019.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based upon the document “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment and those criteria, management concluded that due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2019.

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

Although a material weakness is defined as a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis, this material weakness did not result in any material misstatements of the Company’s consolidated financial statements and disclosures for any interim periods during, or for the annual period ended December 31, 2019.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is certain information concerning the directors and certain officers of the Company:

Name	Age	Position
Jan H. Loeb	61	Director, President and Chief Executive Officer of the Company and Acting CEO of OmniMetrix
Gary Mohr	61	Director and member of our Audit, Nominating and Compensation Committees
Michael F. Osterer	74	Director and member of our Audit, Nominating and Compensation Committees
Samuel M. Zentman	74	Director, Chairman of our Audit Committee and member of our Nominating and Compensation Committees
Tracy S. Clifford	51	Chief Financial Officer of the Company and COO of OmniMetrix

Jan H. Loeb has served as our President and CEO since January 28, 2016 and as Acting CEO of OmniMetrix since December 1, 2019. He was appointed to our Board in August 2015 pursuant to the terms of our Loan and Security Agreement with Leap Tide Capital Partners III, LLC (the “Leap Tide Loan Agreement”). He was also appointed to the Board of our then subsidiary DSIT in August 2015 pursuant to the terms of the Leap Tide Loan Agreement and held that position until the sale of our remaining interest in DSIT in February 2018. Mr. Loeb has more than 35 years of money management and investment banking experience. He has been the Managing Member of Leap Tide Capital Management LLC since 2007. From 2005 to 2007, he served as the President of Leap Tide’s predecessor, Leap Tide Capital Management Inc., which was formerly known as AmTrust Capital Management Inc. He served as a Portfolio Manager of Chesapeake Partners from February 2004 to January 2005. From January 2002 to December 2004, he served as Managing Director at Jefferies & Company, Inc. From 1994 to 2001, he served as Managing Director at Dresdner Kleinwort Wasserstein, Inc. (formerly Wasserstein Perella & Co., Inc.). He served as a Lead Director of American Pacific Corporation from July 8, 2013 to February 27, 2014, and also served as its Director from January 1997 to February 27, 2014. He served as an Independent Director of Pernix Therapeutics Holdings Inc. (formerly, Golf Trust of America, Inc.) from 2006 to August 31, 2011. He served as a Director of TAT Technologies, Ltd. from August 2009 to December 21, 2016. He served as a Director of Keweenaw Land Association, Ltd. from December 2016 until May 2019.

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

Tracy S. Clifford has served as the Company’s Chief Financial Officer since June 1, 2018 and as the COO of OmniMetrix since December 1, 2019. She serves in such positions pursuant to a Consulting Agreement between the Company and Tracy Clifford Consulting, LLC. Ms. Clifford is President and Owner of Tracy Clifford Consulting, LLC, through which she has been providing contract CFO/COO services and other advisory services and project engagements since June 2015. Between October 1999 and May 2015, she served as CFO, Principal Accounting Officer, Corporate Controller and Secretary for a publicly-traded pharmaceutical company and a publicly-traded REIT. Her prior experience includes accounting leadership positions at United Healthcare (Atlanta) and the North Broward Hospital District (Fort Lauderdale) and work on the audit team of Deloitte & Touche (Miami). Ms. Clifford obtained a Bachelor of Science Degree in Accounting from the College of Charleston and a Master’s Degree in Business Administration with a concentration in Finance from Georgia State University. Ms. Clifford is a licensed CPA in the state of South Carolina and holds a Certification in the Fundamentals of Forensic Accounting from the AICPA.

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

Section 16(a) Beneficial Ownership Reporting Compliance; Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. These persons are also required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Further, we have implemented measures to assure timely filing of Section 16(a) reports by our executive officers and directors. Based solely on our review of such forms or written representations from certain reporting persons, we believe that during 2019 our executive officers and directors complied with the filing requirements of Section 16(a) except for Mr. Osterer who failed to file on a timely basis a Form 4 reporting the shares of common stock he beneficially acquired in our 2019 Rights Offering.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards ($)		All Other Compensation ($)	Total ($)
Jan H. Loeb	2019	174,000	(4)	―				—	174,000
President and CEO of the Company and Acting CEO of OmniMetrix (1)	2018	159,000	(4)	100,000	(5)	9,800	(6)	—	268,800

Tracy S. Clifford	2019	129,000	(4)	—		6,353	(7)	—	135,353
CFO of the Company and COO of OmniMetrix (2)	2018	61,875	(4)	―		8,100	(8)		69,975

Walter Czarnecki	2019	207,801		—		7,883		—	215,684
Former CEO and President of OmniMetrix (3)	2018	222,696		—		—		—	222,696

(1)	Mr. Loeb began serving as President and CEO of the Company on January 28, 2016 and as Acting CEO of OmniMetrix on December 1, 2019.

(2)	Ms. Clifford began serving as CFO of the Company on June 1, 2018 and as COO of OmniMetrix on December 1, 2019.
(3)	Mr. Czarnecki resigned as CEO and President of OmniMetrix effective December 6, 2019.
(4)	Represents the consulting fee paid for the provision of Mr. Loeb’s services to the Company as President and CEO of the Company and Acting CEO of OmniMetrix and of Ms. Clifford’s services as CFO of the Company and COO of OmniMetrix, respectively.
(5)	Consists of a bonus paid in connection with the closing of the sale of the remaining interest in DSIT.
(6)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 35,000 options granted on May 1, 2018 with an exercise price of $0.35. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 2.69% (ii) an expected term of 3.4 years (iii) an assumed volatility of 129% and (iv) no dividends.
(7)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 30,000 options granted on June 25, 2019 with an exercise price of $0.28. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 1.7% (ii) an expected term of 4.0 years (iii) an assumed volatility of 122% and (iv) no dividends.
(8)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 30,000 options granted on June 1, 2018 with an exercise price of $0.41. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 2.67% (ii) an expected term of 4.0 years (iii) an assumed volatility of 124% and (iv) no dividends.

Executive compensation for 2019. Changes in each named executive officer’s base compensation for 2019, together with the methodology for determining their respective bonuses, if any, are described below. The Board of Directors of OmniMetrix determined the compensation of its own executive officers and other employees.

Jan H. Loeb. On April 9, 2018, the Company entered into a new consulting agreement (the “2018 Consulting Agreement”) with Mr. Loeb extending its arrangements for compensation of Mr. Loeb for his services as President and CEO of the Company. Following the expiration of his 2017 Consulting Agreement on January 7, 2018, and through April 30, 2018, Mr. Loeb continued to provide the consulting and other services to the Company called for in the agreement, and was compensated at the rate of $17,000 per month provided for in the 2017 Consulting Agreement.

Pursuant to the 2018 Consulting Agreement, Mr. Loeb received cash compensation of $12,000 per month commencing May 1, 2018, and $16,000 per month commencing August 15, 2019. When he assumed the additional position of Acting CEO of OmniMetrix, his monthly cash compensation was increased to $26,000 effective December 1, 2019. Mr. Loeb also received a bonus of $100,000 in recognition of his performance in the sale of the Company’s shares of DSIT Solutions Ltd. He was eligible for two additional bonuses during the term of the 2018 Consulting Agreement: $150,000 upon consummation of a corporate acquisition transaction approved by the Company’s Board, and $150,000 upon consummation of a corporate financing/funding transaction approved by the Company’s Board. On August 13, 2019, Mr. Loeb waived his right to receive the $150,000 bonus otherwise due to him under the terms of the 2018 Consulting Agreement in connection with the consummation of the Company’s June 2019 Rights Offering. Mr. Loeb also received a grant on May 1, 2018, of options to purchase 35,000 shares of the Company’s common stock, which shall be exercisable at a price of $0.35 per share (the closing price for the common stock on the last trading day preceding the date of the grant). Fifty percent (50%) of the options vested immediately; the remaining options vested in two equal increments on July 1, 2018 and October 1, 2018. The options will expire on the earlier of January 1, 2025 or 18 months from the date Mr. Loeb ceases to be a director, officer, employee or consultant of the Company.

The 2018 Consulting Agreement expired on December 31, 2019; the Company and Mr. Loeb have entered into a new Consulting Agreement for 2020 as described below.

Tracy S. Clifford. On June 1, 2018, Tracy S. Clifford was appointed CFO of the Company, replacing outgoing CFO, Michael Barth, who resigned from this position as of that date. Concurrent with the appointment of Ms. Clifford as CFO, the Company entered into a consulting arrangement with Ms. Clifford pursuant to which she initially received a monthly fee of $8,500, increased to $9,500 effective November 1, 2018 as allowed by the agreement for the additional hours worked in excess of the average monthly hours covered by the original retainer, in exchange for her services as CFO. Her monthly fee was increased to $11,500 effective August 15, 2019. Ms. Clifford was appointed to the additional position of COO of OmniMetrix on November 18, 2019 and her monthly fee was increased to $16,500 effective December 1, 2019. Ms. Clifford is not an employee of the Company. Unless otherwise terminated in accordance with its provisions, her consulting agreement with the Company automatically renews for an additional year upon the expiration of each one-year term. Ms. Clifford also received a grant on June 1, 2018 of options to purchase 30,000 shares of our common stock, with an exercise price of $0.41 per share, which was the closing price of the common stock on May 31, 2018. The options vested and became exercisable on the first anniversary of the date of grant and shall expire upon the earlier of (a) seven years from the date of the grant or (b) 18 months from the date Ms. Clifford ceases to be a consultant to the Company. At the beginning of each additional one-year term, the Company shall grant Ms. Clifford an additional 30,000 stock options, which shall have an exercise price equal to the most recent closing price immediately preceding the grant date and otherwise have the same terms as the options described above. Ms. Clifford received a grant on June 25, 2019 of options to purchase 30,000 shares of our common stock, with an exercise price of $0.28 per share, which was the closing price of the common stock on June 24, 2019, and similar vesting and expiration terms as her 2018 option grant.

Walter Czarnecki. Mr. Czarnecki’s base compensation was increased to $242,000 from $220,000 effective June 1, 2018 pursuant to the terms of his employment agreement. Mr. Carnecki resigned from the Company effective December 6, 2019.

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

Jan H. Loeb. On January 30, 2020, the Company entered into a new consulting agreement (the “2020 Consulting Agreement”) with Jan H. Loeb, extending its arrangements for compensation of Mr. Loeb for his services as President and CEO of the Company and as principle executive officer of the Company’s OmniMetrix subsidiary in the capacity of Acting CEO.

Pursuant to the 2020 Consulting Agreement, Mr. Loeb will receive cash compensation, effective retroactively as of January 1, 2020, of $16,000 per month for service as President and CEO of the Company, and an additional $10,000 per month for so long as he serves as Acting CEO of OmniMetrix. Mr. Loeb also received a grant of options on January 30, 2020, to purchase 35,000 shares of the Company’s common stock, which are exercisable at an exercise price equal to the December 31, 2019, closing price of the common stock of $0.37 per share. Twenty-five percent (25%) of the options were vested immediately; the remaining options shall vest in three equal increments on April 1, 2020, July 1, 2020 and October 1, 2020. The exercise period and other terms are otherwise substantially the same as the terms of the options granted by the Company to its outside directors.

Tracy S. Clifford serves as both CFO of the Company and COO of OmniMetrix pursuant to a Consulting Agreement with Tracy Clifford Consulting, LLC, for the provision of Ms. Clifford’s services. In such capacity, Ms. Clifford acts as a consultant to, and not an employee of, Acorn. The current term of the Consulting Agreement began on June 1, 2019, and expires on June 1, 2020. The Consulting Agreement automatically renews for an additional year upon the expiration of each one-year term. Pursuant to the Consulting Agreement, Ms. Clifford currently receives cash compensation of $16,500 per month. Ms. Clifford also receives additional cash compensation at the rate of $200 per hour for each hour worked in excess of an aggregate of five hundred twenty (520) hours during any one-year term. At the beginning of each one-year term of the Consulting Agreement, Ms. Clifford also receives a grant of options to purchase 30,000 shares of the Company’s common stock, with an exercise price equal to the closing price of the common stock on trading day immediately preceding the commencement of such one-year term. The options will vest and become exercisable on the first anniversary of the date of grant and shall expire upon the earlier of (a) seven years from the date of grant or (b) 18 months from the date Ms. Clifford ceases to be a consultant to the Company.

Walter Czarnecki. Mr. Czarnecki resigned as President and COO of OmniMetrix effective December 6, 2019. Mr. Czarnecki served as President and COO of OmniMetrix beginning in March 2014 and as CEO beginning in March 2015. Until June 1, 2017, Mr. Czarnecki had no employment agreement and was employed on an “at-will” basis. Mr. Czarnecki’s annual salary for 2016 and until June 1, 2017 was $200,000. Mr. Czarnecki and OmniMetrix entered into an Employment Agreement on June 19, 2017. The Employment Agreement had a three-year term and provided for a base annual salary of $220,000 which was increased to $242,000 on June 1, 2018. Upon the achievement by OmniMetrix and Mr. Czarnecki of certain performance goals established annually by the Board of OmniMetrix, Mr. Czarnecki would have been entitled to increases in his annual salary and an annual bonus. If his employment had been terminated without Cause (as defined in the Employment Agreement), Mr. Czarnecki would have been eligible for a severance payment equal to six-months’ base salary at the rate in effect at the time of termination, to be paid in equal installments over a six-month period subject to his continuing fulfillment of his ongoing obligations under the Agreement. Mr. Czarnecki did not receive a bonus for 2016 or 2017.

Outstanding Equity Awards at 2019 Fiscal Year End

The following tables set forth all outstanding equity awards made to each of the Named Executive Officers that were outstanding at December 31, 2019.

OPTIONS TO PURCHASE ACORN ENERGY, INC. STOCK
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Jan H. Loeb	25,000	―	0.20	August 13, 2022
	35,000	—	0.36	January 8, 2024
	35,000	―	0.35	January 1, 2025

Tracy S. Clifford	30,000	30,000	0.41	June 1, 2025
	―	30,000	0.28	June 24, 2026

Walter Czarnecki	―	—	―	―

WARRANTS TO PURCHASE ACORN ENERGY, INC. STOCK
Name	Number of Securities Underlying Unexercised Warrants (#) Exercisable		Number of Securities Underlying Unexercised Warrants (#) Unexercisable	Warrant Exercise Price ($)	Warrant Expiration Date
Jan H. Loeb	35,000	(1)	—	0.13	March 16, 2023

Tracy S. Clifford	―		―	―	―

Walter Czarnecki	—		—	—	—

(1) Warrants held by Leap Tide Capital Management, LLC.

Option and Warrant Exercises

None.

Non-qualified Deferred Compensation

The following table provides information on the executive non-qualified deferred compensation activity for each of our named executive officers for the year ended December 31, 2019.

Named Executive Officer	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings (Losses) in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Jan H. Loeb	$—	$—	$—	$—	$—

Tracy S. Clifford	―	―	―	―	―

Walter Czarnecki	—	—	—	—	—

Payments and Benefits Upon Termination or Change in Control

Jan H. Loeb

Under the terms of the consulting agreement with Mr. Loeb, there are no amounts due under any termination scenario.

Tracy S. Clifford

Under the terms of the consulting agreement under which Ms. Clifford serves as our CFO, there are no amounts due under any termination scenario.

Walter Czarnecki

Mr. Czarnecki resigned from the Company effective December 6, 2019. He was not paid any severance or any other benefits in connection with his resignation. Under the terms of the employment agreement with Mr. Czarnecki (which terminated upon his resignation), we would have been obligated to make certain payments to him upon the termination of his employment not for cause.

The following table describes the potential payments and benefits that would have been due upon termination of employment for Mr. Czarnecki, as if his employment terminated as of December 31, 2018, the last day of our last fiscal year assuming that there had been no earned, but unpaid base salary at the time of termination.

	Circumstances of Termination
Payments and benefits	Voluntary resignation	Termination not for cause		Change of control	Death or disability
Compensation:
Base salary	$—	$121,000	(1)	$—	$—
Benefits and perquisites:
Perquisites and other personal benefits	—	—		—	—
Total	$—	$121,000		$—	$—

(1)	Represents a payment of six months’ salary that would have been due, payable in equal installments over a six-month period to Mr. Czarnecki.

Compensation of Directors

The Board reviews non-employee director compensation on an annual basis. Our compensation policy for non-employee Directors for 2019 was as follows:

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

The following table sets forth information concerning the compensation earned for service on our Board of Directors during the fiscal year ended December 31, 2019 by each individual (other than Mr. Loeb who was not separately compensated for his Board service) who served as a Director at any time during the fiscal year.

DIRECTOR COMPENSATION IN 2019

Name	Fees Earned or Paid in Cash ($)		Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Samuel M. Zentman	25,000	(2)	2,383	—	27,383
Gary Mohr	17,000	(3)	2,383	―	19,383
Michael F. Osterer	8,500	(4)	2,383	―	10,883

(1)	On February 5, 2019, Samuel M. Zentman, Gary Mohr, and Michael F. Osterer were each granted 10,000 options to acquire stock in the Company. The options had an exercise price of $0.31 and were to expire on February 5, 2026. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 2.5% (ii) an expected term of 3.7 years (iii) an assumed volatility of 122% and (iv) no dividends.
(2)	Represents the annual retainer of $15,000 as a non-employee director and $10,000 received for services rendered as Chairman of the Audit Committee.
(3)	Represents the annual retainer of $15,000 as a non-employee director plus $2,000 received for services rendered as a member of the Audit Committee.
(4)	Mr. Osterer waived his right to receive board fees for the first half of 2019. Represents half of the annual retainer of $15,000 plus $1000 received for services rendered as a member of the Audit Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

OWNERSHIP OF THE COMPANY’S COMMON STOCK

The following table and the notes thereto set forth information, as of March 20, 2020, concerning beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of common stock by (i) each director of the Company, (ii) each executive officer (iii) all executive officers and directors as a group, and (iv) each holder of 5% or more of the Company’s outstanding shares of common stock.

Name and Address of Beneficial Owner (1) (2)	Number of Shares of Common Stock Beneficially Owned (2)		Percentage of Common Stock Outstanding (2)
Jan H. Loeb	7,497,605	(3)	18.8%
Gary Mohr	1,115,147	(4)	2.8%
Michael F. Osterer	2,846,308	(5)	7.2%
Samuel M. Zentman	226,039	(6)	*
Tracy S. Clifford	30,000	(7)	*
All executive officers and directors of the Company as a group (5 people)	10,881,767	(8)	27.2%

* Less than 1%

(1)	Unless otherwise indicated, the address for each of the beneficial owners listed in the table is in care of the Company, 1000 N West Street, Suite 1200, Wilmington, Delaware 19801.

(2)	Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of a given date which such person has the right to acquire within 60 days after such date. Percentage information is based on the 39,687,589 shares outstanding as of March 20, 2020.

(3)	Consists of 1,611,422 shares held by Mr. Loeb directly, 1,366,666 shares held by PENSCO Trust Company Custodian FBO JAN LOEB IRA, 4,372,017 shares held by Leap Tide Capital Acorn LLC, 112,500 shares underlying currently exercisable options held by Mr. Loeb, and 35,000 currently exercisable warrants held by Leap Tide Capital Management LLC. Mr. Loeb is the sole manager of each of Leap Tide Capital Acorn LLC and Leap Tide Capital Management LLC, with sole voting and dispositive power over the securities held by such entities. Mr. Loeb disclaims beneficial ownership of the securities held by Leap Tide Capital Acorn LLC and Leap Tide Capital Management LLC except to the extent of his pecuniary interest therein.

(4)	Consists of 258,481 shares held by Mr. Mohr, 833,332 shares held by UE Systems Inc., and 23,334 shares underlying currently exercisable options.

(5)	Consists of 1,984,392 shares held by Mr. Osterer, 833,332 shares held by UE Systems Inc., and 28,584 shares underlying currently exercisable options.

(6)	Consists of 80,615 shares and 145,424 shares underlying currently exercisable options.

(7)	Consists solely of currently exercisable options.

(8)	Consists of 10,506,925 shares, 339,842 shares underlying currently exercisable options and 35,000 shares underlying currently exercisable warrants.

EQUITY COMPENSATION PLAN INFORMATION

The table below provides certain information concerning our equity compensation plans as of December 31, 2019.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	1,082,861	$1.17	1,520,779
Equity Compensation Plans Not Approved by Security Holders	2,459,486	$2.28	—
Total	3,542,347	$1.51	1,520,779

The grants made under our equity compensation plans not approved by security holders includes 162,500 options which were granted under our 2006 Stock Incentive Plan following the original expiration of the Plan on February 8, 2017, and 1,879 options granted in 2015 under our 2006 Stock Option Plan for Non-Employee Directors but in excess of the maximum number of options available for grant under such plan as approved by stockholders. These grants were made to directors and officers at exercise prices equal to the fair market value on the date of the grant. The options generally vest over a one-year period and expire seven years from the date of the grant. The grants made under our equity compensation plans not approved by security holders also includes 2,177,857 warrants issued as compensation to underwriters for services provided in connection capital raise transactions. In February 2019, the Company’s Board ratified all option grants made under our 2006 Stock Incentive Plan following the original expiration of the Plan on February 8, 2017 and extended the expiration date of the 2006 Stock Incentive Plan until December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions With Related Persons

Rights Offering

On June 28, 2019, we completed a rights offering, raising $2,184,000 in proceeds, net of $210,000 in expenses. Pursuant to the rights offering, our securityholders and parties to a backstop agreement purchased 9,975,553 shares of our common stock for $0.24 per share.

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

On July 1, 2019, we utilized a portion of the rights offering proceeds to complete the planned reacquisition of a 19% interest in our OMX Holdings, Inc. subsidiary (“Holdings”) for $1,273,000. Holdings owns 100% of the membership interests of OmniMetrix, LLC. The purchase price was based on terms established in November 2015 at the time of the original investment. The purchase raised our ownership in Holdings from 80% to 99%, with the remaining 1% owned by the former CEO of OmniMetrix, LLC.

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

A dividend of 10% per annum accrued on the Preferred Stock. The dividend was payable on the first anniversary of the funding of the investment and quarterly thereafter for so long as the Preferred Stock was outstanding and had not been converted to Common Stock. Through December 31, 2016, a dividend payable of $115,000 was recorded with respect to the Preferred Stock. On December 31, 2016, the Investor agreed to treat the $115,000 of accrued dividends and all subsequent accrued and unpaid dividends as a loan to Holdings which bore interest at 8% per year. In December 2016, the Investor provided Holdings with an additional $50,000 loan under the same terms as the above-mentioned accrued dividends.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Accounting Fees

Friedman LLP

The following table summarized the fees billed to Acorn for professional services rendered by Friedman LLP for the years ended December 31, 2019 and 2018.

	2019	2018
Audit Fees	$115,600	$87,000
Audit – Related Fees	400	4,800
Tax Fees	10,500	―
All Other Fees	―	―
Total	$126,500	$91,800

Audit Fees were for professional services rendered for the audits of the consolidated financial statements of the Company, assistance with review of documents filed with the SEC, consents, and other assistance required to be performed by our independent accountants.

Audit-Related Fees were for travel costs and administrative fees associated with our audit.

Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of the auditor. The Audit Committee pre-approved all audit and non-audit services rendered by our principal accountant in 2019 and 2018.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial Statements of the Registrant

The consolidated financial statements of the Registrant and the report thereon of the Registrant’s Independent Registered Public Accounting Firms are included in this Annual Report beginning on page F-1.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

(a)(3) List of Exhibits

No.

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

3.2	By laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S 1 (File No. 33 44027) (the “1992 Registration Statement”)).

3.3	Amendments to the By Laws of the Registrant adopted December 27, 1994 (incorporated herein by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K dated January 10, 1995).

4.1	Specimen certificate for the common stock (incorporated herein by reference to Exhibit 4.2 to the 1992 Registration Statement).

4.2	Form of Representative Warrant (incorporated herein by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed October 15, 2013)

4.3	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed December 20, 2010).

4.4	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.01 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

4.5	Form of Investor Warrant (incorporated herein by reference to Exhibit 4.02 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

4.6	Registration Rights Agreement, dated as of October 31, 2014 (incorporated herein by reference to Exhibit 4.03 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

4.7	Amended and Restated Articles of Incorporation of OMX Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016)

4.8	Form of Warrant, dated as of March 16, 2016, of Acorn Energy, Inc., issued to Leap Tide Capital Management LLC (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.1*	Acorn Energy, Inc. 2006 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to the appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A filed July 26, 2012, and the Registrant’s Additional Definitive Proxy Soliciting Materials on Schedule 14A filed August 28, 2012).

10.2*	Acorn Energy, Inc. Amended and Restated 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual report on Form 10-K for the year ended December 31, 2018).

10.3*	Forms of Option Award Certificate and Option Award Agreement under the Registrant’s Amended and Restated 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual report on Form 10-K for the year ended December 31, 2018).

10.4*	Forms of Option Award Certificate and Option Award Agreement under the Registrant’s Amended and Restated 2006 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.53 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.5*	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual report on Form 10-K for the year ended December 31, 2011).

10.6	Form of Registration Rights Agreement between Acorn Energy, Inc. and the Backstop Purchasers (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1/A filed on June 4, 2019).

#10.7*	Consulting Agreement, dated as of January 30, 2020, by and between Acorn Energy, Inc. and Jan H. Loeb .

10.8*	Consulting Agreement, dated as of June 1, 2018, by and between Acorn Energy, Inc. and Tracy Clifford Consulting, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

#21.1	List of subsidiaries.

#23.1	Consent of Friedman LLP.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-K for the year ended December 31, 2019, filed on March 25, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wilmington, State of Delaware, on March 25, 2020.

ACORN ENERGY, INC.

By:	/s/ Jan H. Loeb
Jan H. Loeb
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jan H. Loeb	President; Chief Executive Officer; and	March 25, 2020
Jan H. Loeb	Director (Principal Executive Officer)

/s/ Tracy S. Clifford	Chief Financial Officer (Principal Financial	March 25, 2020
Tracy S. Clifford	Officer and Principal Accounting Officer)

/s/ Gary Mohr	Director	March 25, 2020
Gary Mohr

/s/ Michael F. Osterer	Director	March 25, 2020
Michael F. Osterer

/s/ Samuel M. Zentman	Director	March 25, 2020
Samuel M. Zentman

ACORN ENERGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Acorn Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acorn Energy, Inc. and the subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Marlton, New Jersey

March 25, 2020

ACORN ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,247		$973
Restricted cash	―		290
Accounts receivable, net	962		665
Inventory, net	291		261
Other current assets	189		144
Deferred charges	741		803
Total current assets	3,430		3,136
Property and equipment, net	189		73
Right-of-use assets, net	587		―
Other assets	778		710
Total assets	$4,984		$3,919

LIABILITIES AND DEFICIT
Current liabilities:
Short-term bank credit	$136	$	―
Accounts payable	197		246
Accrued expenses	136		430
Deferred revenue	3,004		2,734
Due to Acorn director (former director as of August 6, 2018)	―		250
Current operating lease liabilities	53		―
Other current liabilities	68		127
Total current liabilities	3,594		3,787
Long-term liabilities:
Deferred revenue	1,491		1,327
Noncurrent operating lease liabilities	542		―
Other long-term liabilities	2		2
Due to Acorn director (former director as of August 6, 2018)	―		33
Total long-term liabilities	2,035		1,362
Commitments and contingencies (Note 10)
Deficit:
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share:
Authorized – 42,000,000 shares; Issued – 39,591,339 and 29,555,786 shares at December 31, 2019 and 2018, respectively	396		296
Additional paid-in capital	101,655		100,348
Warrants	1,021		1,118
Accumulated deficit	(100,682)		(100,064)
Treasury stock, at cost – 801,920 shares at December 31, 2019 and 2018	(3,036)		(3,036)
Total Acorn Energy, Inc. shareholders’ deficit	(646)		(1,338)
Non-controlling interests	1		108
Total deficit	(645)		(1,230)
Total liabilities and deficit	$4,984		$3,919

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT NET LOSS PER SHARE DATA)

	Year ended December 31,
	2019	2018

Revenue	$5,490	$5,087
Cost of sales	1,900	1,965
Gross profit	3,590	3,122
Operating expenses:
Research and development expenses, net	559	542
Selling, general and administrative expenses	3,730	3,986
Total operating expenses	4,289	4,528
Operating loss	(699)	(1,406)
Finance expense, net	2	(74)
Loss before income taxes	(697)	(1,480)
Income tax expense	―	—
Net loss after income taxes	(697)	(1,480)
Share of income in DSIT	―	33
Impairment of investment in DSIT	―	(33)
Gain (loss) on sale of interest in DSIT, net of transaction costs and withholding taxes	50	(607)
Net loss	(647)	(2,087)
Non-controlling interest share of loss	29	86
Net loss attributable to Acorn Energy, Inc. shareholders.	$(618)	$(2,001)

Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders:
Net loss per share attributable to Acorn Energy, Inc. shareholders – basic and diluted	$(0.02)	$(0.07)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic and diluted	35,495	29,540

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN (DEFICIT)/EQUITY

(IN THOUSANDS)

				Acorn Energy, Inc. Shareholders				Total Acorn
	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Energy, Inc. Shareholders’ (Deficit)/ Equity	Non- controlling interests	Total (Deficit)/ Equity
Balances as of December 31, 2017	29,500	$295	$99,827	$1,600	$(98,215)	802	$(3,036)	$471	$281	$752
Net loss	—	—	—	—	(2,001)	—	—	(2,001)	(86)	(2,087)
Adjustment of retained earnings in accordance with ASC 606	—	—	—	—	152	—		152	—	152
Shares issued in lieu of director fees	56	1	13	—	—	—	—	14	—	14
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(87)	(87)
Value of expired warrants	―	―	482	(482)	―	―	―	―	―	―
Stock option compensation	—	—	26	—	—	—	—	26	—	26
Balances as of December 31, 2018	29,556	296	100,348	1,118	(100,064)	802	(3,036)	(1,338)	108	(1,230)
Net loss	—	—	—	—	(618)	—	—	(618)	(29)	(647)
Purchase of non-controlling interest	―	―	(914)	―	―	―	―	(914)	(36)	(950)
Rights offering, proceeds net of expenses (see Note 11)	9,975	100	2,084	—	―	—	—	2,184	—	2,184
Shares granted in lieu of professional fees	60	*	18	—	—	—	—	18	—	18
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(42)	(42)
Value of expired warrants			97	(97)
Stock option compensation	—	—	22	—	—	—	—	22	—	22
Balances as of December 31, 2019	39,591	$396	$101,655	$1,021	$(100,682)	802	$(3,036)	$(646)	$1	$(645)

* Less than $1

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year ended December 31,
	2019	2018
Cash flows used in operating activities:
Net loss	$(647)		$(2,087)
Depreciation and amortization	56		66
Non-cash lease expense	28		―
(Gain)/loss on sale of investment in DSIT, net of income taxes and transaction costs	(50)		607
Impairment of investment in DSIT	―		33
Share of income in DSIT	―		(33)
Stock-based compensation	22		26
Professional fees paid in common stock	18		―
Director fees paid in common stock	―		14
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	(297)		438
Increase in inventory	(30)		(32)
Increase in other current assets and other assets	24		(35)
Increase in deferred revenue	434		497
Decrease in amounts due to DSIT and directors	(323)		(1,517)
Increase in operating lease liability	(47)		―
Decrease in accounts payable, accrued expenses, other current liabilities and non-current liabilities	(409)		(400)
Net cash used in operating activities	(1,221)		(2,423)

Cash flows provided by investing activities:
Purchases of software	(165)		―
Purchase of non-controlling interest in Omnimetrix	(950)		―
Proceeds from the sale of interests in DSIT, net of transaction costs	―		5,261
Net cash provided by (used in) investing activities	(1,115)		5,261

Cash flows provided by (used in) financing activities:
Short-term credit, net	136		(313)
Proceeds from rights offering, net of expenses of $208	2,184		―
Repayment of director loans	―		(1,400)
Repayments of loans from DSIT	―		(340)
Net cash provided by (used in) financing activities	2,320		(2,053)

Effect of exchange rate changes on cash and cash equivalents	―		(3)

Net (decrease) increase in cash, cash equivalents and restricted cash	(16)		782
Cash, cash equivalents and restricted cash at the beginning of the year	1,263		481
Cash, cash equivalents and restricted cash at the end of the period	$1,247		$1,263

Cash, cash equivalents and restricted cash consist of the following:
End of period
Cash and cash equivalents	$1,247		$973
Restricted cash	―		290
	$1,247		$1,263

Cash, cash equivalents and restricted cash consist of the following:
Beginning of period
Cash and cash equivalents	$973		$481
Restricted cash	290		―
	$1,263		$481

Supplemental cash flow information:
Cash paid during the year for:
Interest	$21		$84
Income taxes	―		388

Non-cash investing and financing activities:
Purchase of equipment under installment agreement	$7	$	―
Right-of-use assets, net of deferred rent	$641		―
Operating lease liability	$634		―
Accrued preferred dividends to former Acorn director and former CEO of OmniMetrix (see Note 3)	$42		$67

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1—NATURE OF OPERATIONS

(a) Description of Business

Acorn Energy, Inc. (“Acorn” or “the Company”) is a Delaware corporation which is holding company focused on technology-driven solutions for energy infrastructure asset management., The Company provides the following services and products through its OmniMetrixTM, LLC (“OmniMetrix”) subsidiary:

●	Power Generation (“PG”) monitoring. OmniMetrix’s PG activities provide wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications.

●	Cathodic Protection (“CP”) monitoring. OmniMetrix’s CP activities provide for remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies.

The Company’s operations were based in the United States and in Israel through its investment in DSIT until the closing of the 2018 DSIT Transaction. Subsequent to February 14, 2018, the Company’s operations are based solely in the United States. Acorn’s shares are traded on the OTCQB marketplace under the symbol ACFN.

On January 18, 2018, the Company entered into a Share Purchase Agreement for the sale of its remaining interest in DSIT Solutions Ltd. (“DSIT”) to an Israeli investor group (the “2018 DSIT Transaction”). Following the closing of the 2018 DSIT Transaction on February 14, 2018, the Company no longer reported DSIT’s results on the equity method.

See Notes 14 and 15 for segment information and major customers.

(b) Liquidity

As of December 31, 2019, the Company had approximately $1,247 of corporate cash and cash equivalents including $313 that was related to a foreign tax settlement and held at a bank in Israel. The balance in the Israel bank account was reclassed to operating cash from restricted cash at December 31, 2019 as the funds were transferred to our operating bank account in the United States on January 29, 2020 and thus, were not deemed restricted cash as of December 31, 2019.

As of March 20, 2020, the Company had corporate cash of approximately $1,555. Such cash plus the cash generated from operations and borrowing from the OmniMetrix Loan and Security Agreement, will provide sufficient liquidity to finance the operating activities of Acorn and OmniMetrix at their current level of operations for the foreseeable future and for the twelve months from the issuance of these consolidated financial statements in particular.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. In these consolidated financial statements, “subsidiaries” are companies that are over 50% controlled, the accounts of which are consolidated with those of the Company. Significant intercompany transactions and balances are eliminated in consolidation; profits from intercompany sales are also eliminated; non-controlling interests are included in equity. When the Company does not have a controlling interest in an entity but exerts significant influence over the entity’s operating and financial decisions, the Company applies the equity method of accounting in which it records in earnings its share of income or losses of the entity.

Reclassification

Certain reclassifications have been made to the Company’s consolidated financial statements for the year ended December 31, 2018 to conform to the current period’s consolidated financial statement presentation. There was no effect on total assets, equity and net loss. A reclassification of $30 from interest expense to SG&A expense was recorded to reclass the Intuit processing fees for customer payments made through the Intuit portal via credit card or bank draft that was previously included in interest expense as of December 31, 2018 and is included in SG&A as of December 31, 2019.

Use of Estimates in Preparation of Financial Statements

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods.

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to uncertainties with respect to income taxes, inventories, account receivable allowances, contingencies and analyses of the possible impairments.

Amounts in the Notes to the Consolidated Financial Statements

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

During the years ended December 31, 2019 and 2018, $14 and $0 was charged to expense, respectively. At December 31, 2019 and 2018, the balance in allowance for doubtful accounts was $11.

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

Non-Controlling Interests

The Financial Accounting Standards Board (“FASB”) requires that non-controlling interests be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and upon a loss of control, retained ownership interest be re-measured at fair value, with any gain or loss recognized in earnings. The Company attributes the applicable percentage of income and losses to the non-controlling interests associated with OmniMetrix (see Note 3).

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

Leases

The Company determines if a contractual arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and noncurrent operating lease liabilities on the Company’s consolidated balance sheet. The Company evaluates and classifies leases as operating or finance leases for financial reporting purposes. The Classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option would result in an economic penalty. All the Company’s real estate leases are classified as operating leases.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of the lease payments over the lease term. The lease payments included in the present value are fixed lease payments. As most of the Company’s leases do not provide an implicit rate, the Company estimates its collateralized incremental borrowing rate, based on information available at the commencement date, in determining the present value of lease payments. The Company applies the portfolio approach in applying discount rates to its classes of leases. The operating lease ROU assets include any payments made before the commencement date. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company does not currently have subleases. The Company does not currently have residual value guarantees or restrictive covenants in its leases.

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

The lease obligation liability was $595 as of December 31, 2019, which includes the original office space lease, an amendment to this lease entered in to in November 2019 that becomes effective with the period beginning May 1, 2020 and an office equipment lease entered in to in April 2019.

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

Sales of OmniMetrix monitoring systems include the sale of equipment (“HW”) and of monitoring services (“Monitoring”). Sales of OmniMetrix equipment do not qualify as a separate unit of accounting. As a result, revenue (and related costs) associated with sale of equipment are recorded to deferred revenue (and deferred charges) upon shipment for PG and CP monitoring units. Revenue and related costs with respect to the sale of equipment are recognized over the estimated life of the units which are currently estimated to be three years (two years up to December 31, 2017). Revenues from the prepayment of monitoring fees (generally paid twelve months in advance) are initially recorded as deferred revenue upon receipt of payment from the customer and then amortized to revenue over the monitoring service period. See Notes 14 and 15 for the disaggregation of the Company’s revenue for the periods presented.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, escrow deposits and trade accounts receivable. The Company’s cash and cash equivalents were deposited primarily with U.S. banks and brokerage firms and amounted to $1,247 at December 31, 2019. The Company does not believe there is significant risk of non-performance by these counterparties. See Note 14(d) with respect to revenue from significant customers and concentrations of trade accounts receivables.

Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values, due to the short maturity of such instruments.

Research and Development Expenses

Research and development expenses consist primarily of labor and related expenses and are charged to operations as incurred.

Advertising Expenses

Advertising expenses are charged to operations as incurred. Advertising expense was $17 and $23 for each of the years ended December 31, 2019 and 2018, respectively.

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

See Note 11(e) for the assumptions used to calculate the fair value of stock-based employee compensation. Upon the exercise of options, it is the Company’s policy to issue new shares rather than utilizing treasury shares.

Deferred Income Taxes

Deferred income taxes reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are classified as non-current in accordance with ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Valuation allowances are established against deferred tax assets if it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in operations in the period that includes the enactment date. See Note 12(e) for the impact of the Tax Cuts and Jobs Act of 2017.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to Acorn Energy, Inc. by the weighted average number of shares outstanding during the year, excluding treasury stock. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding plus the dilutive potential of common shares which would result from the exercise of stock options and warrants. The dilutive effects of stock options and warrants are excluded from the computation of diluted net loss per share if doing so would be antidilutive. The weighted average number of options and warrants that were excluded from the computation of diluted net loss per share, as they had an antidilutive effect, was approximately 3,368,013 (which have a weighted average exercise price of $1.57) and 3,778,631 for the years ending December 31, 2019 and 2018, respectively.

The following data represents the amounts used in computing EPS and the effect on net income and the weighted average number of shares of dilutive potential common stock:

	Year ended December 31,
	2019	2018
Net loss available to common stockholders	$(618)	$(2,001)

Weighted average shares outstanding:
-Basic	35,495	29,540
Add: Warrants	—	—
Add: Stock options	—	—
-Diluted	35,495	29,540

Basic and diluted net loss per share	$(0.02)	$(0.07)

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

Recently Issued Accounting Principles

Other than the pronouncement noted below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2019, that are of material significance, or have potential material significance, to the Company.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“ASC 326”), authoritative guidance amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Principles

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

The Company adopted this standard on January 1, 2019 and applied the transition guidance as of the date of adoption, under the current period adjustment method. As a result, the Company recognized right-of-use assets and lease liabilities associated with its leases on January 1, 2019, with an adjustment to the opening balance of accumulated deficit, while the comparable prior periods in its consolidated financial statements will continue to be reported in accordance with Topic 840, including the disclosures of Topic 840.

The standard includes a number of optional practical expedients under the transition. The Company has elected the package of practical expedients which allows it to not reassess prior conclusions about lease identification, lease classification, and initial direct costs. Upon adoption of the standard, the Company recognized a lease obligation liability of $44 and a right-of-use asset of $44. An adjustment of $26 was made to reduce the right-of-use asset and deferred rent to reflect the impact of the retrospective approach on adopting this guidance.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15 (“ASU 2018-15”), Intangibles - Goodwill and Other - Internal-Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The updated guidance is effective for annual periods beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company elected to early adopt ASU 2018-15 for the period beginning in the second quarter of 2019, applying the guidance under ASU 2018-15 prospectively. During the year ended December 31, 2019, the Company capitalized costs totaling $163 related to such contracts.

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3—DSIT SOLUTIONS, LTD. (“DSIT”)

On February 14, 2018, the Company closed on the sale of its remaining interest in DSIT to a group of Israeli investors for $5,800 before transaction costs and withholding taxes. Accordingly, the Company adjusted its equity investment balance in DSIT to be equal to the gross proceeds received from the sale and recorded an impairment charge in 2017 of $308. In 2018, the Company recorded its 41.2% share of DSIT’s income or loss through the closing of the 2018 DSIT Transaction as well as the Company’s estimated transaction costs and withholding taxes on the transaction ($441 and $388, respectively) offset by $222, net of professional fees less interest income, refunded by the Israel Tax Authorities related to its 2016 Israeli tax return. From the proceeds, the Company also repaid $1,600 of amounts due to DSIT and $1,428 of loan principal and interest due to directors.

The Company’s share of DSIT’s net income for the period from January 1, 2018 to the Closing Date is shown below:

Period from January 1, 2018 to the Closing Date

Revenue	$4,481
Cost of sales	2,842
Gross profit	1,639

Net income	$160

Acorn’s share of net income in DSIT	$33

The activity of the Company’s Investment in DSIT for the period from January 1, 2018 to December 31, 2018 can be seen below:

Equity Investment balance in DSIT
Balance at December 31, 2017	5,800
Acorn’s share of net income in DSIT for the period from January 1, 2018 to the Closing Date	33
Impairment	(33)
Sale of Investment in DSIT	(5,800)
Balance at December 31, 2018	$—

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

The Company recorded the $222, net of fees of $65 offset by interest income of $21, as part of the gain (loss) on sale of interest of DSIT in the third quarter of 2018 relating to the 2016 DSIT transaction withholding. This offsets the loss on the 2018 DSIT transaction which reduced the loss recorded in 2018 to $607. The Company committed not to transfer those funds out of Israel until the completion of the ITA’s review, such funds were deemed to be restricted and were reflected as such on the Company’s balance sheet as of December 31, 2018. By statute, the funds would no longer be restricted the earlier of December 31, 2022 or the completion of the ITA’s review of the Company’s tax position which occurred at the end of 2019 as discussed below.

The Company filed its Israeli return for 2017 and requested a refund of the NIS 146 tax withheld (valued at $40 before interest) and filed its 2018 return and requested a refund of the NIS 1,358 tax withheld (valued at $375 before interest).

On December 24, 2019, the Company signed on an income tax assessment agreement for tax years 2013-2018, with the Israeli Tax Authority, according to which, the Company had additional tax liability in the amount of NIS 1,306 (approximately $373), in tax year 2018, with respect to its sale of DSIT Solutions Ltd. shares.

As a result, the Company received a tax refund in the amount of NIS 146 (approximately $42) and NIS 44 (approximately $12.5) as principal, with interest and linkage in the amount of approximately NIS 14.5 (approximately $4) and approximately NIS 1.9 (approximately $0.55), for the tax years 2017 and 2018, respectively. Prior to receiving this refund, the balance in the Company’s bank account in Israel was $313 which represented the $287 refund received for 2016 plus interest income of $21 and exchange gain of $5 (the fees of $65 were paid out of our US bank account). Subsequent to year-end December 31, 2019, the aggregate tax refunds held in the bank account in Israel of approximately $371 were transferred from the Company’s bank account in Israel to the Company’s bank account in the US with exemption from withholding tax and the Company’s corporate income tax file was closed as of January 1, 2020.

NOTE 4—INVESTMENT IN OMNIMETRIX

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

On July 1, 2019, in accordance with terms established in 2015 at the time of the original investment, the Company repurchased from the Investor the shares of Preferred Stock then held by the Investor for a purchase price of $1,273 in cash (which included the $323 of unpaid accrued dividends through June 30, 2019). The repurchase raised the Company’s ownership in Holdings from 80% to 99%, with the remaining 1% owned by the then-CEO of OmniMetrix, LLC.

NOTE 5—INVENTORY

	As of December 31,
	2019	2018
Raw materials	$260	$152
Finished goods	31	109
	$291	$261

At December 31, 2019 and 2018, the Company’s inventory reserve was $0.

NOTE 6—PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	Estimated Useful Life (in years)	As of December 31,
		2019	2018
Cost:
Computer hardware and software	3 - 5	$218	$55
Equipment	7	151	145
Leasehold improvements	Term of lease	339	339
Intangible asset	Patent term	3	―
		711	539
Accumulated depreciation and amortization
Computer hardware and software		55	55
Equipment		142	120
Leasehold improvements		325	291
Intangible asset		―	―
		522	466
Property and equipment, net		$189	$73

Depreciation and amortization in respect of property and equipment amounted to $56 and $66 for 2019 and 2018, respectively.

NOTE 7—LEASES

OmniMetrix leases office space and office equipment under operating lease agreements. The office lease which had an expiration date of April 30, 2020 was amended in November 2019 and the term was extended to September 30, 2025. The office equipment lease was entered into in April 2019, previously it was month-to-month, and has a sixty-month term. Operating lease payments for 2019 and 2018 were $109 and $97, respectively. The future minimum lease payments on non-cancelable operating leases as of December 31, 2019 using a discount rate of 4.5% are $595

Supplemental cash flow information related to leases consisted of the following:

	2019	2018
Cash paid for operating lease liabilities	$47	―

Supplemental balance sheet information related to leases consisted of the following:

2019
Weighted average remaining lease terms for operating leases	5.72

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the consolidated balance sheet as of December 31, 2019:

2019
2020	$78
2021	121
2022	125
2023	128
2024	129
Thereafter	99
Total undiscounted cash flows	680
Less: Imputed interest	(85)
Present value of operating lease liabilities (a)	$595

(a)	Includes current portion of $53 for operating leases.

NOTE 8—DEBT

(a) OmniMetrix

In February 2016, OmniMetrix signed a Loan and Security Agreement with a lender providing OmniMetrix with access to accounts receivable formula-based financing of up to $500. In connection with this financing arrangement, OmniMetrix granted the lender a security interest in OmniMetrix’s receivables, inventory and certain other assets.

In October 2017, OmniMetrix renewed its Loan and Security Agreement providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1,000. Debt incurred under this financing arrangement bore interest at the greater of prime (4.50% at December 31, 2017) plus 2% or 6% per year. In addition, OmniMetrix paid a monthly service charge of 0.9% of the average aggregate principal amount outstanding for the prior month, for a then-current effective rate of interest on advances of 17.3%. OmniMetrix also agreed to continue to maintain a minimum loan balance of $150 in its line-of-credit with the lender for a minimum of one year beginning November 1, 2017. The line-of-credit expired in accordance with its terms on October 31, 2018 and OmniMetrix did not renew at that time. OmniMetrix accounts receivable payments were applied to the outstanding balance until it was paid in full on November 6, 2018.

In March 2019, OmniMetrix reinstated its Loan and Security Agreement providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1,000. Debt incurred under this financing arrangement bears interest at the greater of 6% and prime (4.75% at December 31, 2019) plus 1.5% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.75% of the average aggregate principal amount outstanding for the prior month, for an effective rate of interest on advances of 15.8% during the year ended December 31, 2019. OmniMetrix also agreed to continue to maintain a minimum loan balance of $150 in its line-of-credit with the lender for a minimum of two years beginning March 1, 2019. From time to time, the balance outstanding may fall below $150 based on collections applied against the loan balance and the timing of loan draws. The monthly service charge and interest is calculated on the greater of the outstanding balance or $150. Interest expense for the year ended December 31, 2019 and 2018 was $21 and $47, respectively.

OmniMetrix had an outstanding balance of $136 and $0 as of December 31, 2019 and 2018, respectively, pursuant to the Loan and Security Agreement and $291 was available to borrow.

NOTE 9—OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	As of December 31,
	2019	2018
Taxes	$22	$25
Warranty provision	46	37
Restructuring liabilities	―	65
	$68	$127

NOTE 10—COMMITMENTS AND CONTINGENCIES

On August 19, 2019, OmniMetrix entered into an agreement with a software development partner to create and license to OmniMetrix a new software platform and application. Pursuant to this agreement, OmniMetrix will pay the partner equal monthly payments over the first seven months of the term of the agreement equal to $200 in the aggregate. In addition, OmniMetrix will pay the partner a sensor monitoring fee equal to the greater of (i) $1 per sensor connected to the developed technology, or (ii) 25% of any revenue received above $10 per sensor monitored per month in oil and gas applications only. Commencing on the first anniversary of the agreement, OmniMetrix will pay the partner an annual licensing fee of $50 to be paid out on a monthly or quarterly basis as determined by OmniMetrix.

NOTE 11—EQUITY

(a) General

At December 31, 2019 the Company had issued and outstanding 39,591,339 shares of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when, as and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company. Holders of common stock do not have subscription, redemption, conversion or other preemptive rights. Holders of the common stock are entitled to elect all of the Directors on the Company’s Board. Holders of the common stock do not have cumulative voting rights, meaning that the holders of more than 50% of the common stock can elect all of the Company’s Directors. Except as otherwise required by Delaware General Corporation Law, all stockholder action is taken by vote of a majority of shares of common stock present at a meeting of stockholders at which a quorum (a majority of the issued and outstanding shares of common stock) is present in person or by proxy or by written consent pursuant to Delaware law (other than the election of Directors, who are elected by a plurality vote).

The Company is not authorized to issue preferred stock. Accordingly, no preferred stock is issued or outstanding.

(b) Rights Offering

On June 28, 2019, the Company completed a rights offering, raising $2,184 in proceeds of which $1,628 was from related parties, net of $210 in expenses. Pursuant to the rights offering, Acorn securityholders and parties to a backstop agreement purchased 9,975,553 shares of Acorn common stock for $0.24 per share.

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

On July 1, 2019, the Company utilized a portion of the rights offering proceeds to complete the planned reacquisition of a 19% interest in its OMX Holdings, Inc. subsidiary (“Holdings”) for $1,273, including accrued dividends. Holdings owns 100% of the membership interests of OmniMetrix, LLC. The purchase price was based on terms established in November 2015 at the time of the original investment. The purchase raised Acorn’s ownership in Holdings from 80% to 99%, with the remaining 1% owned by the former CEO of OmniMetrix, LLC. See Note 4 for further discussion.

The balance of the rights offering net proceeds provides OmniMetrix with additional sales and marketing resources to facilitate expansion into additional geographic markets and new product applications, to support next-generation product development and for general working capital purposes.

(c) Shares issued in lieu of director’s fees – See Note 13(a).

(d) Conversion of director loan to common stock – See Note 13(b).

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

At December 31, 2019, 1,520,779 options were available for grant under the 2006 Amended and Restated Stock Incentive Plan and no options were available for grant under the 2006 Director Plan. In 2019 and 2018, 227,500 and 175,000 options were granted to directors and employees, respectively. In 2019, there were no grants to non-employees. In 2018, there were 5,000 grants to non-employees. The fair value of the options issued was $58 and $43 in 2019 and 2018, respectively.

No options were exercised in the years ended December 31, 2019 or 2018. The intrinsic value of options outstanding and of options exercisable at December 31, 2019 was $46 and $13, respectively.

The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	2019	2018
Risk-free interest rate	2.3%	2.5%
Expected term of options, in years	4.7	3.9
Expected annual volatility	118.7%	123.6%
Expected dividend yield	—%	—%
Determined weighted average grant date fair value per option	$0.25	$0.24

The expected term of the options is the length of time until the expected date of exercising the options. With respect to determining expected exercise behavior, the Company has grouped its option grants into certain groups in order to track exercise behavior and establish historical rates. The Company estimated volatility by considering historical stock volatility over the expected term of the option. The risk-free interest rates are based on the U.S. Treasury yields for a period consistent with the expected term. The Company expects no dividends to be paid. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in determining the estimated fair value of the Company’s stock options granted in the years ended December 31, 2019 and 2018. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

(f) Summary Option Information

A summary of the Company’s option plans as of December 31, 2019 and 2018, as well as changes during each of the years then ended, is presented below:

	2019		2018
	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	1,466,489	$3.01	1,401,489	$3.45
Granted at market price	227,500	0.31	175,000	0.32
Exercised	—	—	—	—
Forfeited or expired	(329,499)	5.86	(110,000)	4.32
Outstanding at end of year	1,364,490	1.87	1,466,489	3.01
Exercisable at end of year	1,190,156	$2.10	1,386,489	$3.16

Summary information regarding the options outstanding and exercisable at December 31, 2019 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in shares)	(in years)		(in shares)
$0.14 – $0.77	698,523	3.03	$0.42	524,189	$0.45
$0.97 – $2.49	382,785	.58	$1.54	382,785	$1.54
$3.51 – $5.91	115,466	.58	$4.14	115,466	$4.14
$6.31 – $7.57	94,357	.33	$6.49	94,357	$6.49
$7.60 - $11.42	73,359	.43	$7.92	73,359	$7.92
	1,364,490			1,190,156

Stock-based compensation expense included in selling, general and administrative expense in the Company’s Consolidated Statements of Operations was $22 and $15 in the years ending December 31, 2019 and 2018, respectively.

The total compensation cost related to non-vested awards not yet recognized was $30 for the year ended December 31, 2018.

(f) Warrants

The Company has issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

	2019		2018
	Number of shares underlying warrants	Weighted Average Exercise Price	Number of shares underlying warrants	Weighted Average Exercise Price
Outstanding at beginning of year	2,392,142	$1.28	2,654,423	$1.46
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(214,285)	1.26	(262,281)	3.14
Outstanding and exercisable at end of year	2,177,857	$1.28	2,392,142	$1.28

The warrants outstanding at December 31, 2019 have a weighted average remaining contractual life of approximately four months.

NOTE 12—INCOME TAXES

(a) Composition of loss from continuing operations before income taxes is as follows:

	Year ended December 31,
	2019	2018
Domestic	$(697)	$(1,480)
Foreign	—	—
	$(697)	$(1,480)

Income tax expense consists of the following:

Year ended December 31,
		2019		2018
Current:
Federal		$—		$—
State and local		—		—
Foreign		―		―
		―		―
Deferred:
Federal		—		—
State and local		—		—
Foreign		—		—
		—		—
Total income tax expense	$	―	$	―

(b) Effective Income Tax Rates

Set forth below is a reconciliation between the federal tax rate and the Company’s effective income tax rates with respect to continuing operations:

	Year ended December 31,
	2019	2018
Statutory Federal rates	21%	21%
Increase (decrease) in income tax rate resulting from:
Tax on foreign activities	―	(―	)
Other, net (primarily permanent differences)	(2)	(―	)
Valuation allowance	(19)%	(21)%
Effective income tax rates	― %	(―	)%

(c) Analysis of Deferred Tax Assets and (Liabilities)

	As of December 31,
	2019	2018
Deferred tax assets (liabilities) consist of the following:
Employee benefits and deferred compensation	$1,040	$1,035
Investments and asset impairments	1,818	1,818
Other temporary differences	(871)	(674)
Net operating loss and capital loss carryforwards	15,591	16,136
	17,578	18,315
Valuation allowance	(17,578)	(18,315)
Net deferred tax assets	$—	$—

Valuation allowances relate principally to net operating loss carryforwards related to the Company’s consolidated tax losses as well as state tax losses related the Company’s OmniMetrix subsidiary and book-tax differences related asset impairments and stock compensation expense of the Company. During the year ended December 31, 2019, the valuation allowance decreased by $737. The decrease was primarily the result of the decrease in the capital loss carryforwards.

(d) Summary of Tax Loss Carryforwards

As of December 31, 2019, the Company had various operating loss carryforwards expiring as follows:

Expiration	Federal	Capital Loss	State
2023	$—	$556	$—
2025 – 2031*	2,579	—	—
2032 – 2039	66,364	—	16,606
Unlimited	2,896	—	938
Total	$71,852	$556	$17,544

* The utilization of a portion of these net operating loss carryforwards is limited due to limits on utilizing net operating loss carryforwards under Internal Revenue Service regulations following a change in control.

(e) Taxation in the United States

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The most significant impact of the legislation for the Company was a reduction of the value of the Company’s net deferred tax assets (which represent future tax benefits) as a result of lowering the U.S. corporate income tax rate from 35% to 21%. The Act also includes a requirement to pay a one-time transition tax (the “Transition Tax”) on the cumulative value of earnings and profits that were previously not repatriated for U.S. income tax purposes. The Company does not believe that it will be required to pay any Transition Tax on its previously unrepatriated earnings and profits of its previously consolidated foreign subsidiaries.

As a holding company without other business activity in Delaware, the Company is exempt from Delaware state income tax. Thus, the Company’s statutory income tax rate on domestic earnings is the federal rate of 21%.

(f) Uncertain Tax Positions (UTP)

As of December 31, 2019 and 2018, no interest or penalties were accrued on the balance sheet related to UTP.

During the years ending December 31, 2019 and 2018, the Company had no changes in unrecognized tax benefits or associated interest and penalties as a result of tax positions made during the current or prior periods with respect to its continuing or discontinued operations.

The Company is subject to U.S. Federal and state income tax. As of January 1, 2019, the Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2016, or for years before 2015 for state income taxes.

NOTE 13—RELATED PARTY BALANCES AND TRANSACTIONS

a) Director Fees

The Company recorded fees to directors of $50 and $166 (including a bonus to the former board chairman of $50) for the years ended December 31, 2019 and 2018, respectively, which is included in Selling, general and administrative expenses.

Each Director of the Company may elect by written notice delivered on or before the first day of each calendar year whether to receive, in lieu of some or all of his or her retainer and board fees, that number of shares of Company common stock as shall have a value equal to the applicable retainer and board fees, based on the closing price of the Company’s common stock on its then-current trading platform or exchange on the last trading day immediately preceding the first day of the applicable year. Once made, the election shall be irrevocable for such election year and the shares subject to the election shall vest and be issued one-fourth upon the first day of the election year and one-fourth as of the first day of each of the second through fourth calendar quarters thereafter during the remainder of the election year. For the 2018 calendar year, Mr. Woolard elected to receive Common Stock in lieu of retainer and board fees of $13, which is included in the fees to directors above. Accordingly, Mr. Woolard was issued 55,435 shares of common stock for 2018.

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

Prior to the repayment of these loans on February 22, 2018, the Company accrued $21 of interest expense in the year ended December 31, 2018.

c) See Note 4 for information related to the sale of OmniMetrix Preferred Stock to one of the Company’s former directors and a loan from the director to OmniMetrix and the subsequent repurchase of this Preferred Stock on July 1, 2019.

d) The related party balance due to Acorn from OmniMetrix is $4,506 for amounts loaned, accrued interest and expenses paid by Acorn on Omni’s behalf as of December 31, 2019 as compared to $3,948 as of December 31, 2018.

NOTE 14—SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

(a) General Information

As of December 31, 2019, the Company operates in two reportable operating segments, both of which are performed though the Company’s OmniMetrix subsidiary:

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

The following tables represent segmented data for the years ended December 31, 2019 and 2018. The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between the segments. Further, the Chief Decision Maker (CDM) does not review the assets by segment.

	PG	CP	Total
Year ended December 31, 2019:
Revenues from external customers	$4,282	$1,208	$5,490
Intersegment revenues	—	—	—
Segment gross profit	3,030	560	3,590
Depreciation and amortization	43	13	56
Segment income (loss) before income taxes	353	(198)	155

Year ended December 31, 2018:
Revenues from external customers	$3,656	$1,431	$5,087
Intersegment revenues	—	—	—
Segment gross profit	2,524	598	3,122
Depreciation and amortization	48	18	66
Segment income (loss) before income taxes	117	(323)	(206)

(c) The following tables represent a reconciliation of the segment data to consolidated statement of operations and balance sheet data for the years ended and as of December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
Total net income (loss) before income taxes for reportable segments	$155	$(206)
Loss on sale of interest in DSIT, net of transaction costs	―	(607)
Unallocated net cost of corporate headquarters*	(802)	(1,274)
Consolidated net loss before taxes on income	$(647)	$(2,087)

* Includes $22 and $26 of stock compensation expense for the years ended December 31, 2019 and 2018, respectively. Also includes $26 of interest expense with respect to former director loans for the year ended December 31, 2018.

	As of December 31,
	2019	2018
Assets:
Total assets for OmniMetrix subsidiary	$3,965	$2,823
Assets of corporate headquarters	1,019	1,096
Total consolidated assets	$4,984	$3,919

	Year ended December 31,
	2019	2018
Revenues based on location of customer:
United States	$5,484	$5,087
Other	6	—
	$5,490	$5,087

All of the Company’s long-lived assets are located in the United States.

(d) Revenues and Accounts Receivable Balances from Major Customers

	Revenue				Accounts Receivable**
	2019		2018		2019		2018
Customer	Balance	%	Balance	%	Balance	%	Balance		%
A	*	*	*	*	$139	14%		$115	17%
B	*	*	*	*	$172	18%	$	*	*

* Balance is not significant

NOTE 15—REVENUE

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

The following table disaggregates the Company’s revenue for the years ended December 31, 2019 and 2018:

	HW	Monitoring	Total
Year ended December 31, 2019:
PG Segment	$1,193	$3,089	$4,282
CP Segment	970	238	1,208
Total Revenue	$2,163	$3,327	$5,490

	HW	Monitoring	Total
Year ended December 31, 2018:
PG Segment	$1,152	$2,504	$3,656
CP Segment	1,223	208	1,431
Total Revenue	$2,375	$2,712	$5,087

Deferred revenue activity for the year ended December 31, 2019 can be seen in the table below:

	HW	Monitoring	Total
Balance at December 31, 2018	$2,432	$1,629	$4,061
Additions during the period	2,199	3,529	5,728
Recognized as revenue	(1,968)	(3,326)	(5,294)
Balance at December 31, 2019	2,663	1,832	$4,495

Amounts to be recognized as revenue in the year ending:
December 31, 2020	1,350	1,654	2,732
December 31, 2021	990	174	975
December 31, 2022 and thereafter	323	4	354
	$2,663	$1,832	$4,495

Other revenue of approximately $196 is related to accessories, repairs, and other miscellaneous charges that are recognized to revenue when sold and are not deferred.

Deferred revenue activity for the year ended December 31, 2018 can be seen in the table below:

	HW	Monitoring	Total
Balance at December 31, 2017	$2,227	$1,337	$3,564
Additions during the period	2,374	3,004	5,378
Recognized as revenue	(2,169)	(2,712)	(4,881)
Balance at December 31, 2018	2,432	1,629	$4,061

Amounts to be recognized as revenue in the year ending:
December 31, 2018	1,353	1,379	2,732
December 31, 2019	731	244	975
December 31, 2020 and thereafter	348	6	354
	$2,432	$1,629	$4,061

Other revenue of approximately $206 is related to accessories, repairs, and other miscellaneous charges that are recognized to revenue when sold and are not deferred.

Deferred charges relate only to the sale of equipment. Deferred charges activity for the year ended December 31, 2019 can be seen in the table below:

Balance at December 31, 2018	$1,438
Additions during the period	1,241
Recognized as cost of sales	(1,246)
Balance at December 31, 2019	$1,433

Amounts to be recognized as cost of sales in the year ending:
December 31, 2020	$741
December 31, 2021	531	*
December 31, 2022 and thereafter	161	*
	$1,433

* Amounts included in Other Assets in the Company’s Consolidated Balance Sheets at December 31, 2018.

Data costs (COGS) for monitoring services of approximately $544 and the COGS for the miscellaneous revenue from sales of accessories and repairs of approximately $110 are expensed as incurred and are not deferred.

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

The Company pays its employees sales commissions for sales of HW and for first sales of monitoring services (not for renewals). In accordance with Topic 606, Revenue from Contracts with Customers, of the FASB Accounting Standards Codification (“ASC 606”), the Company capitalizes as a contract asset the sales commissions on these sales. Contract assets associated with HW are amortized over the estimated life of the units which are currently estimated to be three years. Contract assets associated with monitoring services are amortized over the expected monitoring life including renewals. The contract asset balance at December 31, 2017 of $152 has been recorded as an adjustment to retained earnings in adopting ASC 606 under the modified retrospective method.

The following table provides a reconciliation of the Company’s sales commissions contract assets for the year ended December 31, 2019:

	HW	Monitoring	Total
Balance at December 31, 2018	$107	$36	$143
Additions during the period	69	18	87
Amortization of sales commissions	(75)	(17)	(92)
Balance at December 31, 2019	$101	$37	$138

The capitalized sales commissions are included in Other Current Assets ($60) and Other Assets ($78) in the Company’s Consolidated Balance Sheets at December 31, 2019.

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

NOTE 16—SUBSEQUENT EVENTS

On January 8, 2020, 30,000 options in the aggregate were issued to directors with an exercise price of $0.375 and that vest in equal increments on January 8, 2020, April 1, 2020, July 1, 2020 and October 1, 2020 valued at $6.5 in the aggregate.

On January 30, 2020, 35,000 options were issued to the CEO with an exercise price of $0.37 and that vest in equal increments on January 30, 2020, April 1, 2020, July 1, 2020 and October 1, 2020 valued at $5.

On February 6, 2020, 96,250 vested options, in the aggregate, were exercised by former directors. These options had an aggregate exercise price of $18.

The Company’s operations may be affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which was declared a pandemic by the World Health Organization in March 2020. The ultimate disruption which may be caused by the outbreak is uncertain; however it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible effects may include, but are not limited to, disruption to the Company’s customers and revenue, absenteeism in the Company’s labor workforce, unavailability of products and supplies used in operations, and a decline in value of assets held by the Company, including inventories, property and equipment, and marketable securities.

