Form 10-Q
period 2020-03-31
ACORN ENERGY, INC.
filed 2020-05-13
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2020
Common Stock, $0.01 par value per share	39,687,589

ACORN ENERGY, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended March 31, 2020

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

PART I

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of March 31, 2020	As of December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,416	$1,247
Accounts receivable, net	528	962
Inventory, net	309	291
Deferred charges	781	741
Other current assets	136	189
Total current assets	3,170	3,430
Property and equipment, net	263	189
Right-of-use assets, net	564	587
Other assets	711	778
Total assets	$4,708	$4,984
LIABILITIES AND DEFICIT
Current liabilities:
Short-term credit	$139	$136
Accounts payable	250	197
Accrued expenses	76	136
Deferred revenue	3,093	3,004
Current operating lease liabilities	55	53
Other current liabilities	86	68
Total current liabilities	3,699	3,594
Non-current liabilities:
Deferred revenue	1,393	1,491
Noncurrent operating lease liabilities	518	542
Other long-term liabilities	3	2
Total long-term liabilities	1,914	2,035
Commitments and contingencies
Deficit:
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share:
Authorized – 42,000,000 shares; Issued – 39,687,589 and 39,591,339 shares at March 31, 2020 and December 31, 2019, respectively	397	396
Additional paid-in capital	101,679	101,655
Warrants	1,021	1,021
Accumulated deficit	(100,965)	(100,682)
Treasury stock, at cost – 801,920 shares at March 31, 2020 and December 31, 2019	(3,036)	(3,036)
Total Acorn Energy, Inc. shareholders’ deficit	(904)	(646)
Non-controlling interests	(1)	1
Total deficit	(905)	(645)
Total liabilities and deficit	$4,708	$4,984

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended March 31,
	2020	2019

Revenue	$1,338	$1,327
Cost of sales – products and services	416	476
Cost of sales – other	―	30
Gross profit	922	821
Operating expenses:
Research and development expense	155	144
Selling, general and administrative expense	1,041	944
Total operating expenses	1,196	1,088
Operating loss	(274)	(267)
Finance (expense) income, net	(10)	6
Loss before income taxes	(284)	(261)
Income tax expense	—	—
Net loss	(284)	(261)
Non-controlling interest share of net loss	1	24
Net loss attributable to Acorn Energy, Inc. shareholders	$(283)	$(237)

Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders:
Total attributable to Acorn Energy, Inc. shareholders	$(0.01)	$(0.01)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic and diluted	39,631	29,556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT (UNAUDITED)

(IN THOUSANDS)

	Three Months Ended March 31, 2020
	Number of Shares	Common Stock	Additional Paid- In Capital	Warrants	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Shareholders’ Deficit	Non- controlling interests	Total Deficit
Balances as of December 31, 2019	39,591	$396	$101,655	$1,021	$(100,682)	802	$(3,036)	$(646)	$1	$(645)
Net loss	—	—	—	—	(283)	—	—	(283)	(1)	(284)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(1)	(1)
Proceeds from stock option exercise	96	1	18	―	―	―	―	19	―	19
Stock option compensation	—	—	6	—	—	—	—	6	—	6
Balances as of March 31, 2020	39,687	$397	$101,679	$1,021	$(100,965)	802	$(3,036)	$(904)	$(1)	$(905)

	Three Months Ended March 31, 2019
	Number of Shares	Common Stock	Additional Paid- In Capital	Warrants	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Shareholders’ Deficit	Non- controlling interests	Total Deficit
Balances as of December 31, 2018	29,556	$296	$100,348	$1,118	$(100,064)	802	$(3,036)	$(1,338)	$108	$(1,230)
Net loss	—	—	—	—	(237)	—	—	(237)	(24)	(261)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(20)	(20)
Stock option compensation	—	—	6	—	—	—	—	6	—	6
Balances as of March 31, 2019	29,556	$296	$100,354	$1,118	$(100,301)	802	$(3,036)	$(1,569)	$64	$(1,505)

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)(IN THOUSANDS)

	Three months ended March 31,
	2020		2019
Cash flows provided by (used in) operating activities:
Net loss		$(284)	$(261)
Depreciation and amortization		16	27
Non-cash lease expense		29	―
Stock-based compensation		6	6
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable		434	(25)
Increase in inventory		(18)	(105)
Decrease in deferred charges		27	73
Decrease in other current assets and other assets		53	28
Decrease in accounts payable and accrued expenses		(7)	(69)
Decrease in deferred revenue		(9)	(10)
Decrease in operating lease liability		(28)	―
Increase in other current liabilities and non-current liabilities		18	11
Net cash provided by (used in) operating activities		237	(325)

Cash flows used in investing activities:
Purchases of software		(87)	―
Payments made for patent filings		(3)	―
Net cash used in investing activities		(90)	―

Cash flows provided by financing activities:
Short-term credit, net		3	140
Stock option exercise proceeds		19	―
Net cash provided by financing activities		22	140

Net increase (decrease) in cash, cash equivalents and restricted cash		169	(185)
Cash, cash equivalents and restricted cash at the beginning of the year		1,247	1,263
Cash, cash equivalents and restricted cash at the end of the period		$1,416	$1,078

Cash, cash equivalents and restricted cash consist of the following:
End of period
Cash and cash equivalents		$1,416	$779
Restricted cash		―	299
		$1,416	$1,078

Cash, cash equivalents and restricted cash consist of the following:
Beginning of period
Cash and cash equivalents		$1,247	$973
Restricted cash		―	290
		$1,247	$1,263

Supplemental cash flow information:
Cash paid during the year for:
Interest		$7	$1

Non-cash investing and financing activities:
Purchase of equipment under installment agreement	$	―	$7
Accrued preferred dividends to former Acorn director and/or former Omnimetrix CEO		$1	$20

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

NOTE 1— BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Certain reclassifications have been made to the Company’s condensed consolidated financial statements for the three-month period ended March 31, 2019 to conform to the current period’s condensed consolidated financial statement presentation. There was no effect on total assets, equity and net loss. A reclassification of $6,000 from interest expense to SG&A expense was recorded to reclass the Intuit processing fees for customer payments made through the Intuit portal via credit card or bank draft that was previously included in interest expense as of March 31, 2019 and is included in SG&A as of March 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

NOTE 2—RECENT AUTHORITATIVE GUIDANCE

Recently Issued Accounting Principles

Other than the pronouncement noted below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three-month period ended March 31, 2020, that are of material significance, or have potential material significance, to the Company.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“ASC 326”), authoritative guidance amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements and related disclosures.

Recently Adopted Accounting Principles

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard was effective in the first quarter of fiscal year 2020, although early adoption was permitted (but no sooner than the adoption of Topic 606). The Company concluded that the adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3—LIQUIDITY

As of March 31, 2020, the Company had approximately $1,416,000 in cash. As of May 10, 2020, the Company had cash of approximately $1,881,000 including $461,000 in PPP loan proceeds. OmniMetrix is considered an essential business due to the fact that it provides infrastructure support to both government and commercial sectors and across key industries. The Company has not experienced any material negative impacts due to the COVID-19 pandemic to date. The Company continued to realize new equipment sales just not at the anticipated growth rate and it continued to collect its monthly recurring monitoring revenues and has retained its customer base. While the impacts of COVID-19 in the future are uncertain, the Company believes that due to the need for backup power and the desirability of remote monitoring services, it should be positioned for stable financial performance. Such cash plus the cash generated from operations and borrowing from the OmniMetrix Loan and Security Agreement, will provide sufficient liquidity to finance the operating activities of Acorn and OmniMetrix at their current level of operations for the foreseeable future and for the twelve months from the issuance of these consolidated financial statements in particular.

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

On July 1, 2019, in accordance with terms established in 2015 at the time of the original investment, the Company repurchased from the Investor the shares of Preferred Stock then held by the Investor for a purchase price of $1,273,000 in cash (which included $323,000 of unpaid accrued dividends through June 30, 2019). The repurchase raised the Company’s ownership in Holdings from 80% to 99%, with the remaining 1% owned by the then-CEO of OmniMetrix, LLC.

NOTE 5—LEASES

OmniMetrix leases office space and office equipment under operating lease agreements. The office lease expires on September 30, 2025. The office equipment lease was entered into in April 2019 and has a sixty-month term. Operating lease payments for the three months ended March 31, 2020 and 2019 were $28,000 and $27,000, respectively. The future minimum lease payments on non-cancelable operating leases as of March 31, 2020 using a discount rate of 4.5% are $573,000.

Supplemental cash flow information related to leases consisted of the following (in thousands):

	March 31,
	2020	2019
Cash paid for operating lease liabilities	$28	―

Supplemental balance sheet information related to leases consisted of the following:

2020
Weighted average remaining lease terms for operating leases	5.47

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the consolidated balance sheet as of March 31, 2020 (in thousands):

Twelve-month period ended March 31,
2021	$80
2022	122
2023	125
2024	129
2025	129
Thereafter	67
Total undiscounted cash flows	652
Less: Imputed interest	(79)
Present value of operating lease liabilities (a)	$573

(a)	Includes current portion of $55,000 for operating leases.

NOTE 6—DEBT

(a) OmniMetrix

In March 2019, OmniMetrix reinstated its Loan and Security Agreement providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1,000,000. Debt incurred under this financing arrangement bears interest at the greater of 6% and prime (3.25% at March 31, 2020) plus 1.5% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.75% of the average aggregate principal amount outstanding for the prior month, for an effective rate of interest on advances of 15% during the three months ended March 31, 2020. OmniMetrix also agreed to continue to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of two years beginning March 1, 2019. From time to time, the balance outstanding may fall below $150,000 based on collections applied against the loan balance and the timing of loan draws. The monthly service charge and interest is calculated on the greater of the outstanding balance or $150,000. Interest expense for the three-months-ended March 31, 2020 and 2019 was $7,000 and $2,000, respectively.

OmniMetrix had an outstanding balance of $139,000 and $136,000 as of March 31, 2020 and December 31, 2019, respectively, pursuant to the Loan and Security Agreement and $54,000 was available to borrow at March 31, 2020.

NOTE 7—EQUITY

(a) General

At March 31, 2020, the Company had issued and outstanding 39,687,589 shares of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when, as and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company. Holders of common stock do not have subscription, redemption, conversion or other preemptive rights. Holders of the common stock are entitled to elect all of the Directors on the Company’s Board. Holders of the common stock do not have cumulative voting rights, meaning that the holders of more than 50% of the common stock can elect all of the Company’s Directors. Except as otherwise required by Delaware General Corporation Law, all stockholder action is taken by vote of a majority of shares of common stock present at a meeting of stockholders at which a quorum (a majority of the issued and outstanding shares of common stock) is present in person or by proxy or by written consent pursuant to Delaware law (other than the election of Directors, who are elected by a plurality vote).

The Company is not authorized to issue preferred stock. Accordingly, no preferred stock is issued or outstanding.

(b) Rights Offering

On June 28, 2019, the Company completed a rights offering, raising $2,184,000 in proceeds of which $1,628,000 was from related parties, net of $210,000 in expenses. Pursuant to the rights offering, Acorn securityholders and parties to a backstop agreement purchased 9,975,553 shares of Acorn common stock for $0.24 per share.

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

On July 1, 2019, the Company utilized a portion of the rights offering proceeds to complete the planned reacquisition of a 19% interest in its OMX Holdings, Inc. subsidiary (“Holdings”) for $1,273,000, including accrued dividends. Holdings owns 100% of the membership interests of OmniMetrix, LLC. The purchase price was based on terms established in November 2015 at the time of the original investment. The purchase raised Acorn’s ownership in Holdings from 80% to 99%, with the remaining 1% owned by the former CEO of OmniMetrix, LLC. See Note 4 for further discussion.

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

At March 31, 2020, 1,766,719 options were available for grant under the 2006 Amended and Restated Stock Incentive Plan and no options were available for grant under the 2006 Director Plan. During the three months ended March 31, 2020, 30,000 options were issued to directors and 35,000 options were issued to the Company’s CEO. In the three months ended March 30, 2020, there were no grants to non-employees. The fair value of the options issued was $14,000.

96,250 options were exercised during the three months ended March 31, 2020. The intrinsic value of options outstanding and of options exercisable at March 31, 2020 was less than $1,000.

A summary of stock option activity for the three months ended March 31, 2020 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2019	1,364,490	$1.87	1.81 years	$46,000
Granted	65,000	0.37
Exercised	(96,250)	0.19
Forfeited or expired	(524,430)	2.43
Outstanding at March 31, 2020	808,810	$1.59	3.3 years	$—
Exercisable at March 31, 2020	585,726	$2.06	2.2 years	$—

The fair value of the options granted of $14,000 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	1.5%
Expected term of options	3.7 years
Expected annual volatility	110%
Expected dividend yield	—%

(d) Stock-based Compensation Expense

Stock-based compensation expense included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations was $6,000 and $6,000 for the three-month periods ended March 31, 2020 and 2019, respectively.

The total compensation cost related to non-vested awards not yet recognized was $39,000 as of March 31, 2020.

(e) Warrants

The Company previously issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2019	2,177,857	$1.28	4 months
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2020	2,177,857	$1.28	1 month

NOTE 8— SEGMENT REPORTING

As of March 31, 2020, the Company operates in two reportable operating segments, both of which are performed through the Company’s OmniMetrix subsidiary:

●	The PG (Power Generation) segment provides wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications. The PG segment includes OmniMetrix’s air compressor monitoring device that provides performance monitoring on industrial air compressors and dryers.

●	The CP (Cathodic Protection) segment provides for remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies.

The Company’s reportable segments are strategic business units, offering different products and services and are managed separately as each business requires different technology and marketing strategies.

The following tables represent segmented data for the three-month periods ended March 31, 2020 and March 31, 2019 (in thousands):

	PG	CP	Total
Three months ended March 31, 2020:
Revenues from external customers	$1,109	$229	$1,338
Segment gross profit	805	117	922
Depreciation and amortization	13	3	16
Segment income(loss) before income taxes	$5	$(62)	$(57)

Three months ended March 31, 2019:
Revenues from external customers	$996	$331	$1,327
Segment gross profit	686	135	821
Depreciation and amortization	20	7	27
Segment income (loss) before income taxes	$23	$(85)	$(62)

The gross profit of the PG segment during the three months ended March 31, 2019 included a $30,000 accrual, which unfavorably impacted gross margin by approximately 2%. The accrual was for an estimated payment of approximately $30,000 related to a long-term purchase commitment of what is now discontinued technology that has been replaced with upgraded technology. This adjustment is recorded in cost of sales – other.

The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between the segments. Further, the Chief Decision Maker (CDM) does not review the assets by segment.

Reconciliation of Segment Loss to Consolidated Net Loss Before Income Taxes

	Three months ended March 31,
	2020	2019
Total net loss before income taxes for reportable segments	$(57)	$(62)
Unallocated cost of corporate headquarters	(227)	(199)
Consolidated loss before income taxes	$(284)	$(261)

NOTE 9—REVENUE

The following table disaggregates the Company’s revenue for the three-month periods ended March 31, 2020 and 2019 (in thousands):

	Hardware	Monitoring	Total
Three months ended March 31, 2020:
PG Segment	$277	$832	$1,109
CP Segment	166	63	229
Total Revenue	$443	$895	$1,338

	Hardware	Monitoring	Total
Three months ended March 31, 2019:
PG Segment	$290	$706	$996
CP Segment	271	60	331
Total Revenue	$561	$766	$1,327

Deferred revenue activity for the three months ended March 31, 2020 can be seen in the table below (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2019	$2,663	$1,832	$4,495
Additions during the period	349	908	1,286
Recognized as revenue	(371)	(895)	(1,295)
Balance at March 31, 2020	$2,641	$1,845	$4,486

Amounts to be recognized as revenue in the twelve-month-period ending:
March 31, 2021	$1,431	$1,662	$3,093
March 31, 2022	928	180	1,108
March 31, 2023 and thereafter	282	3	285
	$2,641	$1,845	$4,486

Other revenue of approximately $72,000 is related to accessories, repairs, and other miscellaneous charges that are recognized to revenue when sold and are not deferred.

Deferred charges relate only to the sale of equipment. Deferred charges activity for the three months ended March 31, 2020 can be seen in the table below (in thousands):

Balance at December 31, 2019	$1,433
Additions, net of adjustments, during the period	190
Recognized as cost of sales	(208)
Balance at March 31, 2020	$1,415

Amounts to be recognized as cost of sales in the twelve-month-period ending:
March 31, 2021	$781
March 31, 2022	490	*
March 31, 2023 and thereafter	144	*
	$1,415

Other COGS recognized of approximately $63,000 is related to accessories, repairs, and other miscellaneous charges that are recognized to revenue when sold and are not deferred in addition to $145,000 in monitoring COGS which is not deferred.

*Amounts included in other assets in the Company’s unaudited condensed consolidated balance sheets at March 31, 2020.

The following table provides a reconciliation of the Company’s sales commissions contract assets for the three-month period ended March 31, 2020 (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2019	$101	$37	$138
Additions during the period	21	5	26
Amortization of sales commissions	(14)	(5)	(19)
Balance at March 31, 2020	$108	$37	$145

The capitalized sales commissions are included in other current assets ($76,000) and other assets ($69,000) in the Company’s unaudited condensed consolidated balance sheets at March 31, 2020. The capitalized sales commissions are included in other current assets ($60,000) and other assets ($78,000) in the Company’s consolidated balance sheets at December 31, 2019.

NOTE 10—SUBSEQUENT EVENTS

On April 24, 2020, Acorn Energy, Inc. received Paycheck Protection Program (“PPP”) loan proceeds in the amount of $41,600.

On April 30, 2020, OmniMetrix, LLC received PPP loan proceeds in the amount $419,800.

Under the PPP of the Coronavirus Aid, Relief and Economic Security Act (the “Act”), up to the full principal amount of a loan and any accrued interest can be forgiven if the borrower uses all of the loan proceeds for forgivable purposes (payroll, benefits, lease/mortgage payments and/or utilities) required under the Act and any rule, regulation, or guidance issued by the SBA pursuant to the Act (collectively, the “Forgiveness Provisions”). The amount of forgiveness of the PPP loan depends on the borrower’s payroll costs over an eight-week period beginning on the date of funding. Any processes or procedures established under the Forgiveness Provisions must be followed and any requirements of the Forgiveness Provisions must be fully satisfied in order to obtain such loan forgiveness. Pursuant to the provisions of the Act, the first six monthly payments of principal and interest will be deferred. Interest will accrue during the deferment period. The borrower must pay principal and interest payments on the fifth day of each month beginning seven months from the date of the applicable promissory note.

If no portion of the Acorn Energy PPP loan is forgiven under the Forgiveness Provisions, the monthly payments on that loan will be in the amount of $2,400 each; if no portion of the OmniMetrix PPP loan is forgiven under the Forgiveness Provisions, the monthly payments on that loan will be in the amount of $24,000 each. If any portion of a loan is forgiven under the Forgiveness Provisions, the payments will be in equal amounts which are sufficient to repay all principal and interest over the remaining term of the loan. The lender will apply each installment payment first to pay interest accrued to the day the lender receives the payment, then to bring principal current, then to pay any late fees, and will apply any remaining balance to reduce principal. All remaining principal and accrued interest is due and payable two years from the date of the applicable promissory note. In any event any payment is not made within ten days of the due date, the borrower will pay the lender a late charge in the amount not to exceed 5% of the payment. The borrower may prepay the principal at any time without penalty. Upon default, the loan shall bear interest at 6% per year until paid in full.

On April 28, 2020, the Company entered into a new agreement for data hosting and business continuity services replacing an expiring agreement with the same vendor effective May 1, 2020. The agreement has a twelve-month term and the total payments under this agreement are $148,000 in the aggregate. This represents an increase of $21,000 for additional services under this agreement from the prior twelve-month period.

On May 5, 2020, 2,142,857 warrants with a fair value of $1,018,000 expired in accordance with their terms.

ACORN ENERGY, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains “forward-looking statements” relating to the Company which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipate”, “intend”, “could”, “estimate” or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and the Company’s competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, or any of the other risks set out under the caption “Risk Factors” in the Company’s 10-K report for the year ended December 31, 2019 occur, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

	Three months ended March 31, 2020
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$1,338	$—	$1,338
Cost of sales	416	—	416
Gross profit	922	—	922
Gross profit margin	69%		69%
R&D expenses	155	—	155
Selling, general and administrative expenses	818	223	1,041
Adjusted operating loss	$(51)	$(223)	$(274)

	Three months ended March 31, 2019
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$1,327	$—	$1,327
Cost of sales	476	―	476
Cost of sales - other	30	—	30
Gross profit	821	—	821
Gross profit margin	62%		62%
R&D expenses	144	—	144
Selling, general and administrative expenses	735	209	944
Adjusted operating loss	$(58)	$(209)	$(267)

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

BACKLOG

As of March 31, 2020, our backlog of work to be completed (primarily deferred revenue) at our OmniMetrix subsidiary totaled approximately $4.5 million.

RECENT DEVELOPMENTS

On April 24, 2020, Acorn Energy, Inc. received Paycheck Protection Program (“PPP”) loan proceeds in the amount of $41,600.

On April 30, 2020, OmniMetrix, LLC received PPP loan proceeds in the amount $419,800.

Under the PPP of the Coronavirus Aid, Relief and Economic Security Act (the “Act”), up to the full principal amount of a loan and any accrued interest can be forgiven if the borrower uses all of the loan proceeds for forgivable purposes (payroll, benefits, lease/mortgage payments and/or utilities) required under the Act and any rule, regulation, or guidance issued by the SBA pursuant to the Act (collectively, the “Forgiveness Provisions”). The amount of forgiveness of the PPP loan depends on the borrower’s payroll costs over an eight-week period beginning on the date of funding. Any processes or procedures established under the Forgiveness Provisions must be followed and any requirements of the Forgiveness Provisions must be fully satisfied in order to obtain such loan forgiveness. Pursuant to the provisions of the Act, the first six monthly payments of principal and interest will be deferred. Interest will accrue during the deferment period. The borrower must pay principal and interest payments on the fifth day of each month beginning seven months from the date of the applicable promissory note.

While we fully anticipate that Acorn and OmniMetrix will each comply with their applicable Forgiveness Provisions and qualify for forgiveness of their respective loans, there can be no assurance that such loan forgiveness will be obtained. If no portion of the Acorn PPP loan is forgiven under the Forgiveness Provisions, the monthly payments on that loan will be in the amount of $2,330 each; if no portion of the OmniMetrix PPP loan is forgiven under the Forgiveness Provisions, the monthly payments on that loan will be in the amount of $23,510 each. If any portion of a loan is forgiven under the Forgiveness Provisions, the payments will be in equal amounts which are sufficient to repay all principal and interest over the remaining term of the loan. The lender will apply each installment payment first to pay interest accrued to the day the lender receives the payment, then to bring principal current, then to pay any late fees, and will apply any remaining balance to reduce principal. All remaining principal and accrued interest is due and payable two years from the date of the applicable promissory note. In any event any payment is not made within ten days of the due date, the borrower will pay the lender a late charge in the amount not to exceed 5% of the payment. The borrower may prepay the principal at any time without penalty. Upon default, the loan shall bear interest at 6% per year until paid in full.

On April 28, 2020, we entered in to a new agreement for data hosting and business continuity services replacing an expiring agreement with the same vendor effective May 1, 2020. The agreement has a twelve-month term and the total payments under this agreement are $148,000 in the aggregate. This represents an increase of $21,000 for additional services under this agreement from the prior twelve-month period.

On May 5, 2020, 2,142,857 warrants with a fair value of $1,018,000 expired in accordance with their terms.

OVERVIEW AND TREND INFORMATION

Acorn Energy, Inc. (“Acorn” or “the Company”) is a holding company focused on technology driven solutions for energy infrastructure asset management. We provide the following services and products through our OmniMetrixTM, LLC (“OmniMetrix”) subsidiary:

●	Power Generation (“PG”) monitoring. OmniMetrix’s PG activities provide wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications. The PG activities includes monitoring on industrial air compressors and dryers.

●	Cathodic Protection (“CP”) monitoring. OmniMetrix’s CP activities provide for remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies.

Each of our PG and CP activities represents a reportable segment. The following analysis should be read together with the segment information provided in Note 8 to the interim unaudited condensed consolidated financial statements included in this quarterly report.

OmniMetrix

OmniMetrix LLC is a Georgia limited liability company based in Buford, Georgia that develops and markets wireless remote monitoring and control systems and services for multiple markets in the Internet of Things (“IoT”) ecosystem: critical assets (including stand-by power generators, pumps, pumpjacks, light towers, turbines, compressors, as well as other industrial equipment) as well as cathodic protection for the pipeline industry (gas utilities and pipeline companies). Acorn owns 99% of OmniMetrix with 1% owned by the former CEO of OmniMetrix.

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

Revenue. OmniMetrix has two divisions: PG and CP. In the three months ended March 31, 2020, OmniMetrix recorded revenue of $1,338,000 ($1,109,000 in its PG activities and $229,000 in its CP activities) as compared to revenue of $1,327,000 recorded in the three months ended March 31, 2019 ($996,000 in its PG activities and $331,000 in its CP activities). The nominal increase in revenue of $11,000 in the three months ended March 31, 2020 was due to an increase in monitoring revenue of $129,000 offset by a decrease in hardware revenue of $118,000. The increase in monitoring revenue is the result of an increase in the number of units being monitored. The decrease in hardware revenue is primarily due to a decrease in the CP segment of $102,000 as a result of the lack of a fully staffed CP sales team for the majority of 2019 and the longer sales and closing cycle of a CP sale compared to a PG sale. A CP sales cycle can take twelve to eighteen months from customer introduction to closing. We have had a fully staffed CP sales team since the end of 2019 and our new sales director stared in January 2020; however, the length of our CP sales cycle has been negatively impacted by restrictions related to COVID-19.

Gross Profit. Gross profit during the three months ended March 31, 2020 was $922,000 reflecting a gross margin of 69% on revenue compared with a gross profit of $821,000 reflecting a 62% gross margin in the three months ended March 31, 2019. The increased gross profit in 2020 was due to a change in the revenue mix with a higher percentage of our total revenue being monitoring revenue which has a higher gross margin. Gross margin on hardware revenue for the three months ended March 31, 2020 was 39% which was essentially flat over the three months ended March 31, 2019 which was 38%. Gross margin on monitoring revenue remained strong at 84% during the three months ended March 31, 2020 as compared to 83% for the three months ended March 31, 2019.

Research and development expenses. During the three months ended March 31, 2020, OmniMetrix recorded $155,000 of R&D expense as compared to $144,000 in the three months ended March 31, 2019. The increase in R&D expense in 2020 is related to the continued development of next generation PG and CP products and exploration into new possible product lines. We expect a moderate increase in R&D expense throughout 2020 as we continue to work on certain initiatives to redesign products and expand product lines to increase the level of innovation and to reduce their costs in order to increase our future margins.

Selling, general and administrative expenses “SG&A”. During the three months ended March 31, 2020, OmniMetrix recorded $818,000 of SG&A costs compared to SG&A costs of $735,000 in the three months ended March 31, 2019, an increase of $83,000 or 11%. This increase was primarily due to increases in personnel costs, computer software, travel and payment processing service charges. We anticipate that our annual SG&A costs throughout 2020 will increase approximately 15% due to having a fully staffed sales team and as a result of our continuing investments in our IT infrastructure.

OmniMetrix Line of Credit

In March 2019, OmniMetrix reinstated its Loan and Security Agreement providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1 million. Debt incurred under this financing arrangement bears interest at the greater of 6% and prime (3.25% at May 15, 2020) plus 1.5% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.75% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 15%. OmniMetrix also agreed to continue to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of two years beginning March 1, 2019. From time to time, the balance outstanding may fall below $150,000 based on collections applied against the loan balance and the timing of loan draws.

During the three months ended March 31, 2020, the intercompany amount due to Acorn from OmniMetrix increased by approximately $54,000 representing accrued interest and dividends. This included accrued interest and dividends of $83,000 offset by repayments of $29,000. We believe that OmniMetrix will not need working capital support in 2020 beyond the amounts available to it under the amended Loan and Security Agreement. However, we have no assurance that this will be the case. Additional financing for OmniMetrix may be in the form of a bank line, a new loan or investment by others, a loan by Acorn, or a combination of the above. The availability and amount of any additional loans from us to OmniMetrix may be limited by the working capital needs of our corporate activities. Whether Acorn will have the resources necessary to provide funding, or whether alternative funds, such as third-party loans, will be available at the time and on terms acceptable to Acorn and OmniMetrix cannot be determined.

Corporate

Corporate general and administrative (“G&A”) expenses were $223,000 and $209,000 during the three months ended March 31, 2020 and 2019, respectively, reflecting an increase of $14,000, or 7%. This increase was primarily due to an increase in officer and board fees and travel expenses offset by savings in insurance expenses, We do not expect our annual corporate G&A expense to materially change in 2020 other than expenses that may be required to corporately support the growth in OmniMetrix. Non-cash stock compensation was flat at $6,000 for both periods.

On December 24, 2019, we signed on an income tax assessment agreement for tax years 2013-2018, with the Israeli Tax Authority, according to which, we had additional tax liability in the amount of NIS 1,306 (approximately $373,000), in tax year 2018, with respect to our sale of DSIT Solutions Ltd. shares.

As a result, we received a tax refund in the amount of NIS 146,000 (approximately $42,000) and NIS 44,000 (approximately $12,500) as principal, with interest and linkage in the amount of approximately NIS 14,500 (approximately $4,000) and approximately NIS 1,900 (approximately $550), for the tax years 2017 and 2018, respectively. Prior to receiving this refund, the balance in our account in Israel was $313,000 which represented the $287,000 refund received for 2016 plus interest income of $21,000 and exchange gain of $5,000(the fees of $65,000 were paid out of our US bank account). Subsequent to year-end December 31, 2019, the aggregate tax refunds held in the bank account in Israel of approximately $371,000 were transferred from our bank account in Israel to our bank account in the US with exemption from withholding tax and our corporate income tax file was closed as of January 1, 2020.

As of May 10, 2020, Acorn’s corporate operations (excluding cash at our OmniMetrix subsidiary) held a total of approximately $1,881,000  in cash and cash equivalents.

Results of Operations

The following table sets forth certain information with respect to the condensed consolidated results of operations of the Company for the three-month periods ended March 31, 2020 and March 31, 2019, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. For segment data, see Notes 8 and 9 to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

	Three months ended March 31,
	2020		2019		Change
	($,000)	% of revenues	($,000)	% of revenues	from 2019 to 2020 favorable/(unfavorable)
Revenue	$1,338	100%	$1,327	100%	1%
Cost of sales – products and services	416	31%	506	38%	18%
Gross profit	922	69%	821	62%	12%
R&D expenses	155	12%	144	11%	(8)%
SG&A expenses	1,041	78%	944	71%	(10)%
Operating loss	(274)	(20)%	(267)	(20)%	(3)%
Finance income (expense), net	(10)	(1)%	6	* %	(267)%
Loss before income taxes	(284)	(21)%	(261)	(20)%	(9)%
Income tax expense	―	― %	—	—%	—%
Net loss	(284)	(21)%	(261)	(20)%	(9)%
Non-controlling interests share of net loss	1	* %	24	2%	(96)%
Net loss attributable to Acorn Energy, Inc.	$(283)	(21)%	$(237)	(18)%	(19)%

See discussion of Revenue, Gross Profit and Research and development expenses above under the section titled “Omnimetrix”

Selling, general and administrative expenses. SG&A expenses in the first three months of 2020 reflected an increase of $97,000 (10%) as compared to the first three months of 2019. OmniMetrix’s SG&A expense increased from $735,000 in the first three months of 2019 to $818,000 in the first three months of 2020. Corporate SG&A expense increased from $209,000 in the first three months of 2019 to $223,000 in the first three months of 2020. See discussion of these fluctuations above under the sections titled “Omnimetrix” and “Corporate”.

Net loss attributable to Acorn Energy. We recognized a net loss attributable to Acorn shareholders of $283,000 in the first three months of 2020 compared to $237,000 in the first three months of 2019. Our loss during the three months ended March 31, 2020 is comprised of a net loss at OmniMetrix of $57,000 plus corporate expenses of $227,000 offset by $1,000 representing the non-controlling interest share of our loss in OmniMetrix. Our loss in the three months ended March 31, 2019 is comprised of net loss at OmniMetrix of $61,000 plus corporate expense of $200,000. These losses were partially offset by $24,000 representing the non-controlling interest share of our loss in OmniMetrix.

Liquidity and Capital Resources

At March 31, 2020, we had a negative working capital of $529,000. Our working capital includes approximately $1,416,000 of cash and deferred revenue of approximately $3.1 million. Such deferred revenue does not require significant cash outlay for the revenue to be recognized.

During the first three months of 2020, our OmniMetrix subsidiary provided $407,000 from its operations while our corporate headquarters used $170,000 during the same period.

We invested $87,000 in software and $3,000 in patent related expenses.

Net cash of $22,000 was provided by financing activities during the first three months of 2020 which was $19,000 in proceeds from the exercise of stock options and net proceeds from borrowings on our line of credit of $3,000.

In March 2019, OmniMetrix reinstated its Loan and Security Agreement providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1 million. Debt incurred under this financing arrangement bears interest at the greater of 6% and prime (3.25% at May 10, 2020) plus 1.5% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.75% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 15%. OmniMetrix also agreed to continue to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of two years beginning March 1, 2019. The monthly service charge and interest is calculated on the greater of the outstanding balance or $150,000. From time to time, the balance outstanding may fall below $150,000 based on collections applied against the loan balance and the timing of loan draws.

OmniMetrix had an outstanding balance of $139,000 at March 31, 2020, pursuant to the Loan and Security Agreement.

Rights Offering

On June 28, 2019, we completed a rights offering, raising $2,186,000 in proceeds, net of $210,000 in expenses. Pursuant to the rights offering, our securityholders and parties to a backstop agreement purchased 9,975,553 shares of our common stock for $0.24 per share.

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

The balance of the rights offering net proceeds provided OmniMetrix with additional sales and marketing resources to facilitate expansion into additional geographic markets and new product applications, to support next-generation product development and for general working capital purposes.

Purchase of Non-Controlling Interest

In 2015, one of our then-current directors (the “Investor”) acquired a 20% interest in our OMX Holdings, Inc. subsidiary (“Holdings”) through the purchase of $1,000,000 of OmniMetrix Preferred Stock (“Preferred Stock”). Holdings is the holder of 100% of the membership interests of OmniMetrix, LLC through which we operate our Power Generation and Cathodic Protection monitoring activities. The $1,000,000 investment by the Investor was recorded as an increase in non-controlling interests.

On July 1, 2019, in accordance with terms established in 2015 at the time of the original investment, the Company utilized a portion of the rights offering proceeds, as discussed above, to repurchase from the Investor the shares of Preferred Stock then held by the Investor for a purchase price of $1,273,000 (which included $323,000 of unpaid accrued dividends through June 30, 2019). The repurchase raised the Company’s ownership in Holdings from 80% to 99%, with the remaining 1% owned by the former CEO of OmniMetrix, LLC.

Other Liquidity Matters

OmniMetrix owes Acorn approximately $4,559,000 for loans, accrued interest and expenses advanced to it by Acorn. Such amounts will only be repaid to Acorn when OmniMetrix is generating sufficient cash to allow such repayment.

We had approximately $1,416,000 of cash on March 31, 2020, and approximately $1,881,000  on May 10, 2020 which includes approximately $461,000 in PPP loan proceeds. On May 10, 2020, we had $184,000 outstanding on our line of credit and $157,000 available to borrow. We believe that our current cash plus the cash expected to be generated from operations and borrowing from available lines of credit will provide sufficient liquidity to finance the operating activities of Acorn and the operations of its operating subsidiaries for at least the next twelve months.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of March 31, 2020.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Twelve Month Periods Ending March 31, (in thousands)
	Total	2020	2021-2022	2023-2024	2025 and thereafter
Debt	$136	$136	$—	$—	$—
Software agreements	167	83	84	―	―
Operating leases	652	80	247	259	66
Contractual services	173	149	24	—	—
Total contractual cash obligations	$1,128	$448	$355	$259	$66

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

COVID-19 Risk

The COVID-19 pandemic could negatively affect various aspects of our business, including our workforce and supply chain, and make it more difficult and expensive to meet our obligations to our customers, and could result in reduced demand from our customers.

The outbreak of the COVID-19 Coronavirus pandemic has caused governments around the world to implement quarantines of certain geographic areas and implement significant restrictions on travel. Several governments have also implemented work restrictions that prohibit many employees from going to work, both around the world as well as in certain jurisdictions in the United States. The number of these quarantines, travel bans, and other restrictions have been increasing at a rapid pace. At this time, it is unclear if foreign governments or U.S. federal, state or local governments will further extend any of the current restrictions or if further restrictions will be put into place. In addition, many countries, including the United States, have placed significant bans on international travel. It is possible that restrictions or bans on domestic travel may be implemented by U.S. federal, state or local governments. As a result of the pandemic, businesses can be shut down, supply chains can be interrupted, slowed, or rendered inoperable, and individuals can become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. However, OmniMetrix is considered an essential business due to the fact that it provides infrastructure support to both government and commercial sectors and across key industries. So it has not been forced to shut down to date.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company’s cash were deposited primarily with U.S. banks and brokerage firms and amounted to approximately $1,416,000 at March 31, 2020. The Company does not believe there is significant risk of non-performance by these counterparties. Approximately 15% of the accounts receivable at March 31, 2020 was due from one customer who pays its receivables over usual credit periods (the Company collected $50,000 of the $77,000 due from this customer as of May 10, 2020). Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base.

Fair Value of Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values due to the short maturity of such investments.

Interest Rate Risk

In March 2019, OmniMetrix reinstated its Loan and Security Agreement providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1 million. Debt incurred under this financing arrangement bears interest at the greater of 6% and prime (3.25% at May 10, 2020) plus 1.5% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.75% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 15%. OmniMetrix also agreed to continue to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of two years beginning March 1, 2019.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses noted in our Annual Report on Form 10-K for the year ended December 31, 2019, to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As noted in our Annual Report on Form 10-K for the year ended December 31, 2019, we employ a decentralized internal control methodology, coupled with management’s oversight, our OmniMetrix subsidiary is responsible for mitigating its risks to financial reporting by implementing and maintaining effective control policies and procedures and subsequently translating that respective risk mitigation up and through to the parent level and to our external financial statements. In addition, as our operating subsidiary is not large enough to effectively mitigate certain risks by segregating incompatible duties, management must employ compensating mechanisms throughout our company in a manner that is feasible within the constraints it operates.

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

PART II

ITEM 6.	EXHIBITS.

10.1	Consulting Agreement, dated as of January 30, 2020, by and between Acorn Energy, Inc. and Jan H. Loeb (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019).

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-Q for the quarter ended March 31, 2020, filed on May 13, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: May 13, 2020

	By:	/s/ TRACY S. CLIFFORD
Tracy S. Clifford
Chief Financial Officer

