Form 10-Q
period 2020-06-30
ACORN ENERGY, INC.
filed 2020-08-12
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2020
Common Stock, $0.01 par value per share	39,687,589

ACORN ENERGY, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended June 30, 2020

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

PART I

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of June 30, 2020	As of December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,760	$1,247
Accounts receivable, net	706	962
Inventory, net	301	291
Deferred charges	814	741
Other current assets	133	189
Total current assets	3,714	3,430
Property and equipment, net	259	189
Right-of-use assets, net	541	587
Other assets	707	778
Total assets	$5,221	$4,984
LIABILITIES AND DEFICIT
Current liabilities:
Short-term credit	$181	$136
Loan payable – current portion	180	―
Accounts payable	242	197
Accrued expenses	91	136
Deferred revenue	3,115	3,004
Current operating lease liabilities	76	53
Other current liabilities	111	68
Total current liabilities	3,996	3,594
Non-current liabilities:
Loan payable	282	―
Deferred revenue	1,370	1,491
Noncurrent operating lease liabilities	494	542
Other non-current liabilities	4	2
Total non-current liabilities	2,150	2,035
Commitments and contingencies
Deficit:
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share:
Authorized – 42,000,000 shares; Issued – 39,687,589 and 39,591,339 shares at June 30, 2020 and December 31, 2019, respectively	397	396
Additional paid-in capital	102,710	101,655
Warrants	3	1,021
Accumulated deficit	(100,998)	(100,682)
Treasury stock, at cost – 801,920 shares at June 30, 2020 and December 31, 2019	(3,036)	(3,036)
Total Acorn Energy, Inc. shareholders’ deficit	(924)	(646)
Non-controlling interests	(1)	1
Total deficit	(925)	(645)
Total liabilities and deficit	$5,221	$4,984

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Six months ended June 30,		Three months ended June 30,
	2020	2019	2020	2019

Revenue	$2,806	$2,704	$1,468	$1,377
Cost of sales – products and services	862	952	446	476
Cost of sales – other	―	30	―	―
Gross profit	1,944	1,722	1,022	901
Operating expenses:
Research and development expenses	293	283	138	139
Selling, general and administrative expense	1,947	1,909	906	965
Total operating expenses	2,240	2,192	1,044	1,104
Operating loss	(296)	(470)	(22)	(203)
Finance expense, net	(20)	5	(10)	(1)
Loss before income taxes	(316)	(465)	(32)	(204)
Income tax expense	―	—	―	—
Net loss	(316)	(465)	(32)	(204)
Non-controlling interest share of net loss (income)	―	29	(1)	5
Net loss attributable to Acorn Energy, Inc. shareholders	$(316)	$(436)	$(33)	$(199)

Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders:	$(0.01)	$(0.01)	$(0.00)	$(0.01)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic and diluted	39,659	30,515	39,687	30,675

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (UNAUDITED)

(IN THOUSANDS)

	Three and Six Months Ended June 30, 2020
	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Shareholders’ Equity (Deficit)	Non-controlling interests	Total Equity (Deficit)
Balances as of December 31, 2019	39,591	$396	$101,655	$1,021	$(100,682)	802	$(3,036)	$(646)	$1	$(645)
Net loss	—	—	—	—	(283)	—	—	(283)	(1)	(284)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(1)	(1)
Proceeds from stock option exercise	96	1	18	―	―	―	―	19	―	19
Stock option compensation	—	—	6	—	—	—	—	6	—	6
Balances as of March 31, 2020	39,687	$397	$101,679	$1,021	$(100,965)	802	$(3,036)	$(904)	$(1)	$(905)
Net loss	—	—	—	—	(33)	—	—	(33)	1	(32)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(1)	(1)
Value of expired warrants	―	―*	1,018	(1,018)	―	—	―	―	―	―
Stock option compensation	—	—	13	—	—	—	—	13	—	13
Balances as of June 30, 2020	39,687	$397	$102,710	$3	$(100,998)	802	$(3,036)	$(924)	$(1)	$(925)

	Three and Six Months Ended June 30, 2019
	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Shareholders’ Equity (Deficit)	Non-controlling interests	Total Equity (Deficit)
Balances as of December 31, 2018	29,556	$296	$100,348	$1,118	$(100,064)	802	$(3,036)	$(1,338)	$108	$(1,230)
Net loss	—	—	—	—	(237)	—	—	(237)	(24)	(261)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(20)	(20)
Stock option compensation	—	—	6	—	—	—	—	6	—	6
Balances as of March 31, 2019	29,556	$296	$100,354	$1,118	$(100,301)	802	$(3,036)	$(1,569)	$64	$(1,505)
Net loss	—	—	—	—	(199)	—	—	(199)	(5)	(204)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(20)	(20)
Shares granted in lieu of professional fees	60	*	18	―	―	—	―	18	―	18
Rights offering, proceeds net of expenses	9,975	100	2,106	—	—	—	—	2,206	—	2,206
Stock option compensation	—	—	6	—	—	—	—	6	—	6
Balances as of June 30, 2019	39,591	$396	$102,484	$1,118	$(100,500)	802	$(3,036)	$462	$39	$501

* Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Six months ended June 30,
	2020		2019
Cash flows provided by (used in) operating activities:
Net loss		$(316)	$(465)
Depreciation and amortization		21	34
Non-cash lease expense		59	―
Stock-based compensation		19	12
Professional fees paid in common stock			18
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable		256	(143)
Increase in inventory		(10)	(108)
Decrease (increase) in deferred charges		(5)	105
Decrease in other current assets and other assets		63	7
Increase (decrease) in accounts payable and accrued expenses		(4)	60
Increase (decrease) in deferred revenue		(10)	75
Decrease in operating lease liability		(38)	―
Increase (decrease) in other current liabilities and non-current liabilities		43	(18)
Net cash provided by (used in) operating activities		78	(423)

Cash flows used in investing activities:
Purchases of software		(88)	―
Payments made for patent filings		(3)	―
Net cash used in investing activities		(91)	―

Cash flows provided by financing activities:
Short-term credit, net		45	191
Proceeds from rights offering, net of expenses of $188		―	2,206
Loan proceeds		462	―
Stock option exercise proceeds		19	―
Net cash provided by financing activities		526	2,397

Net increase in cash, cash equivalents and restricted cash		513	1,974
Cash, cash equivalents and restricted cash at the beginning of the year		1,247	1,263
Cash, cash equivalents and restricted cash at the end of the period		$1,760	$3,237

Cash, cash equivalents and restricted cash consist of the following:
End of period
Cash and cash equivalents		$1,760	$2,933
Restricted cash		―	304
		$1,760	$3,237

Cash, cash equivalents and restricted cash consist of the following:
Beginning of period
Cash and cash equivalents		$1,247	$973
Restricted cash		―	290
		$1,247	$1,263

Supplemental cash flow information:
Cash paid during the year for:
Interest		$16	$9

Non-cash investing and financing activities:
Purchase of equipment under installment agreement	$	―	$7
Accrued preferred dividends to former Acorn director and/or former Omnimetrix CEO		$2	$40

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

NOTE 1— BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-and-six-month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Certain reclassifications have been made to the Company’s unaudited condensed consolidated financial statements for the six-month period ended June 30, 2019 to conform to the current period’s unaudited condensed consolidated financial statement presentation. There was no effect on total assets, equity and net loss. A reclassification of $6,000 from finance expense to SG&A expense was recorded to reclass the Intuit processing fees for customer payments made through the Intuit portal via credit card or bank draft that was previously included in finance expense as of March 31, 2019 and is included in SG&A as of June 30, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

NOTE 2—RECENT AUTHORITATIVE GUIDANCE

Recently Issued Accounting Principles

Other than the pronouncement noted below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six-month period ended June 30, 2020, that are of material significance, or have potential material significance, to the Company.

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

Recently Adopted Accounting Principles

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard was effective in the first quarter of fiscal year 2020, although early adoption was permitted (but no sooner than the adoption of Topic 606). The Company concluded that the adoption of this ASU did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

NOTE 3—LIQUIDITY

At June 30, 2020, the Company had negative working capital of $282,000. The Company’s working capital includes approximately $1,760,000 of cash, deferred revenue of approximately $3,115,000 and $180,000 representing the current portion of our PPP loan which the Company expects to be substantially forgiven. The deferred revenue does not require significant cash outlay for the revenue to be recognized. During the first six months of 2020, the Company’s OmniMetrix subsidiary provided $528,000 from operations while the Company’s corporate headquarters used $450,000 during the same period.

OmniMetrix is considered an essential business because it provides infrastructure support to both government and commercial sectors and across key industries. The Company has experienced minimal negative impacts due to the COVID-19 pandemic to date. The Company has continued to realize new equipment sales (although not at the anticipated growth rate due to travel restrictions which have negatively impacted the sales closing timeline), has continued to collect its monthly recurring monitoring revenues and has retained its customer base. While the impacts of COVID-19 in the future are uncertain, the Company believes that due to the need for backup power and the desirability of remote monitoring services, it should be positioned for stable financial performance.

As of August 9, 2020, the Company had cash of approximately $1,775,000. The Company believes that such cash, plus the cash generated from operations and borrowing from the OmniMetrix Loan and Security Agreement, will provide sufficient liquidity to finance the operating activities of Acorn and OmniMetrix at their current level of operations for the foreseeable future and for the twelve months from the issuance of these unaudited condensed consolidated financial statements in particular.

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

NOTE 5—LEASES

OmniMetrix leases office space and office equipment under operating lease agreements. The office lease expires on September 30, 2025. The office equipment lease was entered into in April 2019 and has a sixty-month term. Operating lease payments for the three months ended June 30, 2020 and 2019 were $10,000 and $27,000, respectively. Operating lease payments for the six months ended June 30, 2020 and 2019 were $38,000 and $54,000, respectively. The lease payments were less in the current year periods due to two months of rent abatement provided for in the new lease amendment that were in effect during the six months period ended June 30, 2020. The future minimum lease payments on non-cancelable operating leases as of June 30, 2020 using a discount rate of 4.5% are $570,000.

Supplemental cash flow information related to leases consisted of the following (in thousands):

	June 30,
	2020	2019
Cash paid for operating lease liabilities	$38	$54

Supplemental balance sheet information related to leases consisted of the following:

2020
Weighted average remaining lease terms for operating leases	5.22

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the consolidated balance sheet as of June 30, 2020 (in thousands):

Twelve-month period ended June 30,
2021	$100
2022	123
2023	126
2024	129
2025	131
Thereafter	33
Total undiscounted cash flows	642
Less: Imputed interest	(72)
Present value of operating lease liabilities (a)	$570

(a)	Includes current portion of $76 for operating leases.

NOTE 6—DEBT

(a)	Loan payable

On April 24, 2020, Acorn Energy, Inc. received Paycheck Protection Program (“PPP”) loan proceeds in the amount of $41,600.

On April 30, 2020, OmniMetrix, LLC received PPP loan proceeds in the amount $419,800.

Under the PPP of the Coronavirus Aid, Relief and Economic Security Act (the “Act”), up to the full principal amount of a loan and any accrued interest can be forgiven if the borrower uses all of the loan proceeds for forgivable purposes (payroll, benefits, lease/mortgage payments and/or utilities) required under the Act and any rule, regulation, or guidance issued by the SBA pursuant to the Act (collectively, the “Forgiveness Provisions”). The amount of forgiveness of the PPP loan depends on the borrower’s payroll costs over either an eight-week or twenty-four-week period beginning on the date of funding. Any processes or procedures established under the Forgiveness Provisions must be followed and any requirements of the Forgiveness Provisions must be fully satisfied to obtain such loan forgiveness. Pursuant to the provisions of the Act, the first six monthly payments of principal and interest will be deferred. Interest will accrue during the deferment period. The borrower must pay principal and interest payments on the fifth day of each month beginning seven months from the date of the applicable promissory note.

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

Interest expense on these loans for the three and six months ended June 30, 2020 was less than $1,000. The Company intends to use the PPP loan proceeds for qualified expenses and expects the full amount of the loan to be forgiven.

(b) Line of credit

In March 2019, OmniMetrix reinstated its Loan and Security Agreement providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1,000,000. Debt incurred under this financing arrangement bears interest at the greater of 6% and prime (3.25% at June 30, 2020) plus 1.5% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.75% of the average aggregate principal amount outstanding for the prior month, for an effective rate of interest on advances of 15% at June 30, 2020. OmniMetrix also agreed to continue to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of two years beginning March 1, 2019. From time to time, the balance outstanding may fall below $150,000 based on collections applied against the loan balance and the timing of loan draws. The monthly service charge and interest is calculated on the greater of the outstanding balance or $150,000. Interest expense for the three-months-ended June 30, 2020 and 2019 was $9,000 and $2,000, respectively. Interest expense for the six-months-ended June 30, 2020 and 2019 was $16,000 and $9,000, respectively.

OmniMetrix had an outstanding balance of $181,000 and $136,000 as of June 30, 2020 and December 31, 2019, respectively, pursuant to the Loan and Security Agreement and $122,000 was available to borrow at June 30, 2020.

NOTE 7—COMMITMENTS AND CONTINGENCIES

On April 28, 2020, the Company entered into a new agreement for data hosting and business continuity services, replacing an expiring agreement with the same vendor, effective May 1, 2020. The agreement has a twelve-month term and the total payments under this agreement are $148,000 in the aggregate. This represents an increase of $21,000 for additional services under this agreement from the prior twelve-month period.

NOTE 8—EQUITY

(a) General

At June 30, 2020, the Company had issued and outstanding 39,687,589 shares of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when, as and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company. Holders of common stock do not have subscription, redemption, conversion or other preemptive rights. Holders of the common stock are entitled to elect all the Directors on the Company’s Board. Holders of the common stock do not have cumulative voting rights, meaning that the holders of more than 50% of the common stock can elect all the Company’s Directors. Except as otherwise required by Delaware General Corporation Law, all stockholder action is taken by vote of a majority of shares of common stock present at a meeting of stockholders at which a quorum (a majority of the issued and outstanding shares of common stock) is present in person or by proxy or by written consent pursuant to Delaware law (other than the election of Directors, who are elected by a plurality vote).

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

At June 30, 2020, 1,716,719 options were available for grant under the 2006 Amended and Restated Stock Incentive Plan and no options were available for grant under the 2006 Director Plan. During the six months ended June 30, 2020, an aggregate of 30,000 options was issued to non-employee directors, 35,000 options were issued to the Company’s CEO and 50,000 options were issued to the Company’s CFO. The fair value of the options issued was $23,000.

96,250 options were exercised during the six months ended June 30, 2020. The intrinsic value of options outstanding and of options exercisable at June 30, 2020 was approximately $2,000.

A summary of stock option activity for the six months ended June 30, 2020 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2019	1,364,490	$1.87	1.81 years	$46,000
Granted	115,000	0.31
Exercised	(96,250)	0.19
Forfeited or expired	(524,430)	2.43
Outstanding at June 30, 2020	858,810	$1.51	3.3 years	$2,000
Exercisable at June 30, 2020	631,976	$1.94	2.3 years	$2,000

The fair value of the options granted of $23,000 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	1.05%
Expected term of options	3.8 years
Expected annual volatility	110%
Expected dividend yield	—%

(d) Stock-based Compensation Expense

Stock-based compensation expense included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations was $19,000 and $12,000 for the six-month periods and $13,000 and $6,000 for the three-month-periods ended June 30, 2020 and 2019, respectively.

The total compensation cost related to non-vested awards not yet recognized was $39,000 as of June 30, 2020.

(e) Warrants

The Company previously issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2019	2,177,857	$1.28	4 months
Granted	—	—
Exercised	—	—
Forfeited or expired	2,142,857	1.30
Outstanding at June 30, 2020	35,000	$.13	2.7 years

On May 5, 2020, 2,142,857 warrants with a fair value of $1,018,000 expired in accordance with their terms.

NOTE 9— SEGMENT REPORTING

As of June 30, 2020, the Company operates in two reportable operating segments, both of which are performed through the Company’s OmniMetrix subsidiary:

●	The PG (Power Generation) segment provides wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications. The PG segment includes OmniMetrix’s air compressor monitoring device that provides performance monitoring on industrial air compressors and dryers and a new line of annuciators.

●	The CP (Cathodic Protection) segment provides for remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies.

The Company’s reportable segments are strategic business units, offering different products and services and are managed separately as each business requires different technology and marketing strategies.

The following tables represent segmented data for the three-and-six-month periods ended June 30, 2020 and 2019 (in thousands):

	PG	CP	Total
Six months ended June 30, 2020:
Revenues from external customers	$2,371	$435	$2,806
Segment gross profit	1,720	224	1,944
Depreciation and amortization	17	4	21
Segment income(loss) before income taxes	$204	$(72)	$132

Six months ended June 30, 2019:
Revenues from external customers	$2,053	$651	$2,704
Segment gross profit	1,434	288	1,722
Depreciation and amortization	25	9	34
Segment income(loss) before income taxes	$105	$(134)	$(29)

Three months ended June 30, 2020:
Revenues from external customers	$1,262	$206	$1,468
Segment gross profit	915	107	1,022
Depreciation and amortization	4	1	5
Segment income(loss) before income taxes	$199	$(10)	$189

Three months ended June 30, 2019:
Revenues from external customers	$1,057	$320	$1,377
Segment gross profit	748	153	901
Depreciation and amortization	5	2	7
Segment income(loss) before income taxes	$82	$(49)	$33

The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between the segments. Further, the Chief Decision Maker does not review the assets by segment.

Reconciliation of Segment Loss to Consolidated Net Loss Before Income Taxes

	Six months ended June 30,		Three months ended June 30,
	2020	2019	2020	2019
Total net income (loss) before income taxes for reportable segments	$132	$(29)	$189	$33
Unallocated cost of corporate headquarters	(448)	(436)	(221)	(237)
Consolidated loss before income taxes	$(316)	$(465)	$(32)	$(204)

NOTE 10—REVENUE

The following table disaggregates the Company’s revenue for the three-and-six-month periods ended June 30, 2020 and 2019 (in thousands):

	Hardware	Monitoring	Total
Six months ended June 30, 2020:
PG Segment	$645	$1,726	$2,371
CP Segment	308	127	435
Total Revenue	$953	$1,853	$2,806

	Hardware	Monitoring	Total
Six months ended June 30, 2019:
PG Segment	$601	$1,452	$2,053
CP Segment	533	118	651
Total Revenue	$1,134	$1,570	$2,704

	Hardware	Monitoring	Total
Three months ended June 30, 2020:
PG Segment	$368	$894	$1,262
CP Segment	142	64	206
Total Revenue	$510	$958	$1,468

	Hardware	Monitoring	Total
Three months ended June 30, 2019:
PG Segment	$311	$746	$1,057
CP Segment	262	58	320
Total Revenue	$573	$804	$1,377

Deferred revenue activity for the six months ended June 30, 2020 can be seen in the table below (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2019	$2,663	$1,832	$4,495
Additions during the period	777	1,827	2,604
Recognized as revenue	(761)	(1,853)	(2,614)
Balance at June 30, 2020	$2,679	$1,806	$4,485

Amounts to be recognized as revenue in the twelve-month-period ending:
June 30, 2021	$1,495	$1,620	$3,115
June 30, 2022	909	183	1,092
June 30, 2023 and thereafter	275	3	278
	$2,679	$1,806	$4,485

Other revenue of approximately $192,000, net of certain sales rebates of $11,000, is related to accessories, repairs, and other miscellaneous charges that are recognized to revenue when sold and are not deferred.

Deferred charges relate only to the sale of equipment. Deferred charges activity for the six months ended June 30, 2020 can be seen in the table below (in thousands):

Balance at December 31, 2019	$1,433
Additions, net of adjustments, during the period	425
Recognized as cost of sales	(424)
Balance at June 30, 2020	$1,434

Amounts to be recognized as cost of sales in the twelve-month-period ending:
June 30, 2021	$814
June 30, 2022	476	*
June 30, 2023 and thereafter	144	*
	$1,434

*Amounts included in other assets in the Company’s unaudited condensed consolidated balance sheets at June 30, 2020 and December 31, 2019

Other cost of goods sold (COGS) recognized of approximately $143,000 is related to accessories, repairs, and other miscellaneous charges that are recognized to revenue when sold and are not deferred in addition to $295,000 in monitoring COGS which is not deferred.

The following table provides a reconciliation of the Company’s sales commissions contract assets for the six-month period ended June 30, 2020 (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2019	$101	$37	$138
Additions during the period	49	9	58
Amortization of sales commissions	(31)	(9)	(40)
Balance at June 30, 2020	$119	$37	$156

The capitalized sales commissions are included in other current assets ($82,000) and other assets ($74,000) in the Company’s unaudited condensed consolidated balance sheets at June 30, 2020. The capitalized sales commissions are included in other current assets ($60,000) and other assets ($78,000) in the Company’s consolidated balance sheets at December 31, 2019.

NOTE 11—SUBSEQUENT EVENTS

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

	Six months ended June 30, 2020
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$2,806	$ ―	$2,806
Cost of sales	862	―	862
Gross profit	1,944	―	1,944
Gross profit margin	69%		69%
R&D expenses	293	―	293
Selling, general and administrative expenses	1,502	445	1,947
Operating income (loss)	$149	$(445)	$(296)

	Six months ended June 30, 2019
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$2,704	$—	$2,704
Cost of sales	952	―	952
Cost of sales - other	30	—	30
Gross profit	1,722	—	1,722
Gross profit margin	64%		64%
R&D expenses	283	—	283
Selling, general and administrative expenses	1,457	452	1,909
Operating loss	$(18)	$(452)	$(470)

	Three months ended June 30, 2020
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$1,468	$ ―	$1,468
Cost of Sales	446	―	446
Gross profit	1,022	―	1,022
Gross profit margin	70%		70%
R&D expenses	138	―	138
Selling, general and administrative expenses	684	222	906
Operating income (loss)	$200	$(222)	$(22)

	Three months ended June 30, 2019
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$1,377	$—	$1,377
Cost of Sales	476	—	476
Gross profit	901	—	901
Gross profit margin	65%		65%
R&D expenses	139	—	139
Selling, general and administrative expenses	722	243	965
Operating loss	$(40)	$(243)	$(203)

BACKLOG

As of June 30, 2020, our backlog of work to be completed (primarily deferred revenue) at our OmniMetrix subsidiary totaled approximately $4.5 million.

RECENT DEVELOPMENTS

On April 24, 2020, Acorn Energy, Inc. received Paycheck Protection Program (“PPP”) loan proceeds in the amount of $41,600.

On April 30, 2020, OmniMetrix, LLC received PPP loan proceeds in the amount $419,800.

Under the PPP of the Coronavirus Aid, Relief and Economic Security Act (the “Act”), up to the full principal amount of a loan and any accrued interest can be forgiven if the borrower uses all of the loan proceeds for forgivable purposes (payroll, benefits, lease/mortgage payments and/or utilities) required under the Act and any rule, regulation, or guidance issued by the SBA pursuant to the Act (collectively, the “Forgiveness Provisions”). The amount of forgiveness of the PPP loan depends on the borrower’s payroll costs over either an eight-week or twenty-four-week period beginning on the date of funding. Any processes or procedures established under the Forgiveness Provisions must be followed and any requirements of the Forgiveness Provisions must be fully satisfied to obtain such loan forgiveness. Pursuant to the provisions of the Act, the first six monthly payments of principal and interest will be deferred. Interest will accrue during the deferment period. The borrower must pay principal and interest payments on the fifth day of each month beginning seven months from the date of the applicable promissory note.

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

On April 28, 2020, we entered into a new agreement for data hosting and business continuity services, replacing an expiring agreement with the same vendor, effective May 1, 2020. The agreement has a twelve-month term and the total payments under this agreement are $148,000 in the aggregate. This represents an increase of $21,000 for additional services under this agreement from the prior twelve-month period.

On May 5, 2020, 2,142,857 warrants with a book value of $1,018,000 expired in accordance with their terms.

OVERVIEW AND TREND INFORMATION

Acorn Energy, Inc. (“Acorn” or “the Company”) is a holding company focused on technology driven solutions for energy infrastructure asset management. We provide the following services and products through our OmniMetrixTM, LLC (“OmniMetrix”) subsidiary:

●	Power Generation (“PG”) monitoring. OmniMetrix’s PG activities provide wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications. The PG activities includes monitoring on industrial air compressors and dryers and a new line of annunciators.

●	Cathodic Protection (“CP”) monitoring. OmniMetrix’s CP activities provide for remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies.

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

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the six-month periods ended June 30, 2020 and 2019, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. For segment data, see Notes 9 and 10 to the Unaudited Condensed Consolidated Financial Statements included in this quarterly report.

	Six months ended June 30,
	2020		2019		Change
	($,000)	% of revenues	($,000)	% of revenues	from 2019 to 2020
Revenue	$2,806	100%	$2,704	100%	4%
Cost of sales	862	31%	982	36%	(12)%
Gross profit	1,944	69%	1,722	64%	13%
R&D expense	293	10%	283	10%	4%
SG&A expense	1,947	69%	1,909	71%	2%
Operating loss	(296)	(11)%	(470)	(17)%	(37)%
Finance expense, net	(20)	* %	5	* %	(500)%
Loss before income taxes	(316)	(11)%	(465)	(17)%	(32)%
Income tax expense	―	―	—	—%	―
Net loss	(316)	(11)%	(465)	(17)%	(32)%
Non-controlling interests share of net loss	―	―%	29	1%	(100)%
Net loss attributable to Acorn Energy, Inc.	$(316)	(11)%	$(436)	(16)%	(28)%

*result is less than 1%.

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three-month periods ended June 30, 2020 and 2019, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. For segment data, see Notes 9 and 10 to the unaudited condensed consolidated financial statements included in this quarterly report.

	Three months ended June 30,
	2020		2019		Change
	($,000)	% of revenues	($,000)	% of revenues	from 2019 to 2020 favorable (unfavorable)
Revenue	$1,468	100%	$1,377	100%	7%
Cost of sales	446	30%	476	35%	6%
Gross profit	1,022	70%	901	65%	13%
R&D expenses	138	9%	139	10%	1%
SG&A expenses	906	62%	965	70%	6%
Operating loss	(22)	(1)%	(203)	(15)%	89%
Finance expense, net	(10)	(1)%	(1)	* %	(900)%
Loss before income taxes	(32)	(2)%	(204)	(15)%	84%
Income tax expense	―	―%	—	—%	―
Net loss	(32)	(2)%	(204)	(15)%	84%
Non-controlling interests share of net loss	(1)	* %	5	* %	(120)%
Net loss attributable to Acorn Energy, Inc.	$(33)	(2)%	$(199)	(14)%	83%

*result is less than 1%.

Revenue. OmniMetrix has two divisions: PG and CP. In the six months ended June 30, 2020, OmniMetrix recorded revenue of $2,806,000 ($2,371,000 in its PG activities and $435,000 in its CP activities) as compared to revenue of $2,704,000 recorded in the six months ended June 30, 2019 ($2,053,000 in its PG activities and $651,000 in its CP activities).

The increase in revenue of $102,000, or 4%, in the six months ended June 30, 2020 was due to an increase in monitoring revenue of $283,000, or 18%, offset by a decrease in hardware revenue of $181,000, or 16%. The increase in monitoring revenue from $1,570,000 in the first six months of 2019 to $1,853,000 in the first six months of 2020 is the result of an increase in the number of units being monitored. The decrease in hardware revenue is primarily due to a decrease in the CP segment of $225,000 as a result of the longer sales and closing cycle of a CP sale compared to a PG sale and the impact of COVID-19 on our ability to meet with potential customers and to act timely and effectively on sales leads. A CP sales cycle can take twelve to eighteen months from customer introduction to closing. We have had a fully staffed CP sales team since the end of 2019 and our new sales director started in January 2020; however, the length of our CP sales cycle has been negatively impacted by restrictions related to COVID-19.

Revenue increased by $91,000 or 7%, from $1,377,000 in the second quarter of 2019 to $1,468,000 in the second quarter of 2020. OmniMetrix’s increased revenue during the quarter was primarily attributable to increased monitoring which increased $154,000, or 19% from $804,000 in the second quarter of 2019 to $958,000 in the second quarter of 2020. This increase was offset by a decrease in hardware revenue of $63,000, or 11%. These fluctuations are attributed to the same reasons as the increase in the six-month period ended June 30, 2020 discussed above.

Gross Profit. Gross profit during the six months ended June 30, 2020 was $1,944,000 reflecting a gross margin of 69% on revenue compared with a gross profit of $1,722,000 reflecting a 64% gross margin in the six months ended June 30, 2019. The increased gross profit in 2020 was due to a change in the revenue mix with a higher percentage of our total revenue being monitoring revenue which has a higher gross margin. Gross margin on hardware revenue for the six months ended June 30, 2020 was 40%, which was essentially flat as compared to 39% for the six months ended June 30, 2019. Gross margin on monitoring revenue remained strong at 84% during the six months ended June 30, 2020 as compared to 83% for the six months ended June 30, 2019.

OmniMetrix’s gross profit increased $121,000, or 13%, from $901,000 in the three months ended June 30, 2019 to $1,022,000 in the three months ended June 30, 2020.

Gross margin on hardware revenue for the three months ended June 30, 2020 was 42%, which was a 2% improvement as compared to 40% for the three months ended June 30, 2019. Gross margin on monitoring revenue remained strong at 84% during the three months ended June 30, 2020, which was flat as compared to 84% for the three months ended June 30, 2019.

Research and development expenses. During the six months ended June 30, 2020, OmniMetrix recorded $293,000 of R&D expense as compared to $283,000 in the six months ended June 30, 2019. During the three months ended June 30, 2020 and 2019, R&D expense was $138,000 and $139,000, respectively. The increase in R&D expense in the year-to-date period of 2020 is related to the continued development of next generation PG and CP products and exploration into new possible product lines. We expect a moderate increase in R&D expense throughout 2020 as we continue to work on certain initiatives to redesign products and expand product lines to increase the level of innovation and to reduce their costs in order to increase our future margins.

Selling, general and administrative expenses “SG&A”. During the six months ended June 30, 2020, OmniMetrix recorded $1,502,000 of SG&A costs compared to SG&A costs of $1,457,000 in the six months ended June 30, 2019, an increase of $45,000 or 3%. This increase was primarily due to increases in occupancy expense (in 2019 these expenses were primarily applied to a restructuring accrual), and personnel costs offset by a reduction in sales tax expenses.

For the three months ended June 30, 2020, SG&A expenses decreased $38,000, or 5%, to $684,000 from $722,000 for the three months ended June 30, 2019, primarily due to a decrease in travel expenses related to the restrictions of COVID-19. We anticipate that our annual SG&A costs throughout 2020 will increase approximately 15% due to having a fully staffed sales team and because of our continuing investments in our IT infrastructure.

Corporate

Corporate selling, general and administrative (“SG&A”) expense of $445,000 in the first six months of 2020 reflected a decrease of $7,000, or 2%, from the $452,000 of SG&A expense reported in the first six months of 2019, which is essentially flat year over year. SG&A expense for the three months ended June 30, 2020 decreased $21,000, or 9%, to $222,000 from $243,000 for the three months ended June 30, 2019, primarily due to the timing of certain expenses. Second quarter 2020 SG&A expense was $222,000, compared to first quarter 2020 SG&A expense of $223,000. We do not expect the quarterly corporate overhead to change materially except as may be required to support the growth of our OmniMetrix subsidiary.

Net loss attributable to Acorn Energy. We recognized a net loss attributable to Acorn shareholders of $316,000 in the first six months of 2020 compared to a net loss of $436,000 in the first six months of 2019. Our loss in 2020 is comprised of net income at OmniMetrix of $133,000 plus corporate expense of $449,000.

We recognized a net loss attributable to Acorn shareholders of $33,000 in the three months ended June 30, 2020 compared to a net loss of $199,000 in the three months ended June 30, 2019. Our loss in the second quarter 2020 is comprised of net income at OmniMetrix of $190,000 offset by corporate expense of $222,000 plus a $1,000 attributed to the non-controlling interest share of our income in Omnimetrix.

Liquidity and Capital Resources

At June 30, 2020, we had negative working capital of $282,000. Our working capital includes approximately $1,760,000 of cash, deferred revenue of approximately $3,115,000 and $180,000 representing the current portion of our PPP loan which we expect to be substantially forgiven. The deferred revenue does not require significant cash outlay for the revenue to be recognized.

During the first six months of 2020, our OmniMetrix subsidiary provided $528,000 from operations while our corporate headquarters used $450,000 during the same period.

We invested $88,000 in software and $3,000 in patent related expenses.

Net cash of $526,000 was provided by financing activities during the first six months of 2020 which was $19,000 in proceeds from the exercise of stock options, net proceeds from borrowings on our line of credit of $45,000 and proceeds from our PPP loan of $462,000.

See discussion of the proceeds we received from the PPP loan above under Recent Developments.

Omnimetrix Line of Credit

In March 2019, OmniMetrix reinstated its Loan and Security Agreement providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1 million. Debt incurred under this financing arrangement bears interest at the greater of 6% and prime (3.25% at August 9, 2020) plus 1.5% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.75% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 15%. OmniMetrix also agreed to continue to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of two years beginning March 1, 2019. The monthly service charge and interest is calculated on the greater of the outstanding balance or $150,000. From time to time, the balance outstanding may fall below $150,000 based on collections applied against the loan balance and the timing of loan draws.

OmniMetrix had an outstanding balance of $181,000 at June 30, 2020, pursuant to the Loan and Security Agreement.

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

Other Liquidity Matters

OmniMetrix owes Acorn approximately $4,582,000 for loans, accrued interest and expenses advanced to it by Acorn. Such amounts will only be repaid to Acorn when OmniMetrix is generating sufficient cash to allow such repayment.

We had approximately $1,760,000 of cash on June 30, 2020, and approximately $1,775,000 on August 9, 2020. On August 9, 2020, we had $145,000 outstanding on our line of credit and $208,000 available to borrow.  We believe that our current cash plus the cash expected to be generated from operations and borrowing from available lines of credit will provide sufficient liquidity to finance the operating activities of Acorn and the operations of its operating subsidiaries for at least the next twelve months.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of June 30, 2020.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Twelve Month Periods Ending June 30, (in thousands)
	Total	2020	2021-2022	2023-2024	2025 and thereafter
Debt *	$642	$360	$282	$—	$—
Software agreements	133	71	62	―	―
Operating leases	642	100	249	260	33
Contractual services	157	148	9	—	—
Total contractual cash obligations	$1,574	$679	$602	$260	$33

* Includes $462,000 in proceeds from the PPP loan which we expect to be substantially forgiven.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

COVID-19 Risk

The COVID-19 pandemic could negatively affect various aspects of our business, including our workforce and supply chain, and make it more difficult and expensive to meet our obligations to our customers, and could result in reduced demand from our customers.

The outbreak of the COVID-19 pandemic has caused governments around the world to implement quarantines of certain geographic areas and implement significant restrictions on travel. Several governments have also implemented work restrictions that prohibit many employees from going to work, both around the world as well as in certain jurisdictions in the United States. The number of these quarantines, travel bans, and other restrictions has been fluctuating at a rapid pace. At this time, it is unclear if foreign governments or U.S. federal, state or local governments will further extend any of the current restrictions or if further restrictions will be put into place. In addition, many countries, including the United States, have placed significant bans on international travel. It is possible that restrictions or bans on domestic travel may be implemented by U.S. federal, state or local governments. As a result of the pandemic, businesses can be shut down, supply chains can be interrupted, slowed, or rendered inoperable, and individuals can become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions.

Although OmniMetrix is considered an essential business because it provides infrastructure support to both government and commercial sectors and across key industries and has not been forced to shut down to date, governmental mandates may require forced shutdowns of our facilities for extended or indefinite periods. In addition, the pandemic could adversely affect our workforce resulting in serious health issues and absenteeism. The pandemic could also substantially interfere with general commercial activity related to our supply chain and customer base, which could have a material adverse effect on our financial condition, results of operations, business, or prospects. Although OmniMetrix has continued to collect its monthly recurring monitoring revenues, has retained its customer base and has continued to realize new equipment sales, the rate of such new sales has not met our anticipated growth rate. Restrictions related to the pandemic have had a negative impact on our ability to meet with potential customers and to act timely and effectively on sales leads, which has had a negative impact on the length of our CP sales cycle. Some of the electronic devices and hardware we purchase, like antennas, radios, and GPS modules are very specific to our application; there are not likely to be practical alternatives. In some cases, our circuit boards were designed around specific electronic hardware that met our specifications. We are working closely with our contract manufacturers and suppliers to mitigate as much as possible the risks to our supply chain for these critical devices and hardware, including identifying any lead-time issues and any potential alternate sources. We are also examining all currently open purchase orders to identify whether we need to issue additional orders to secure product that is critical, already has questionable lead times and/or is unique to our requirements.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company’s cash were deposited primarily with U.S. banks and brokerage firms and amounted to approximately $1,760,000 at June 30, 2020. The Company does not believe there is significant risk of non-performance by these counterparties. Approximately 22% of the accounts receivable at June 30, 2020 was due from one customer who pays its receivables over usual credit periods (the Company collected 100% of the $157,000 due from this customer as of August 9, 2020). Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base.

Fair Value of Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values due to the short maturity of such investments.

Interest Rate Risk

In March 2019, OmniMetrix reinstated its Loan and Security Agreement providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1 million. Debt incurred under this financing arrangement bears interest at the greater of 6% and prime (3.25% at August 9, 2020) plus 1.5% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.75% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 15%. OmniMetrix also agreed to continue to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of two years beginning March 1, 2019.

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

As noted in our Annual Report on Form 10-K for the year ended December 31, 2019, we employ a decentralized internal control methodology, coupled with management’s oversight, whereby our OmniMetrix subsidiary is responsible for mitigating its risks to financial reporting by implementing and maintaining effective control policies and procedures and subsequently translating that respective risk mitigation up and through to the parent level and to our external financial statements. In addition, as our operating subsidiary is not large enough to effectively mitigate certain risks by segregating incompatible duties, management must employ compensating mechanisms throughout our company in a manner that is feasible within the constraints it operates.

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

PART II

ITEM 6.	EXHIBITS.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-Q for the six months and quarter ended June 30, 2020, filed on August 12, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: August 12, 2020

	By:	/s/ TRACY S. CLIFFORD
Tracy S. Clifford
Chief Financial Officer

