Form 10-Q
period 2020-09-30
ACORN ENERGY, INC.
filed 2020-11-12
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2020
Common Stock, $0.01 par value per share	39,687,589

ACORN ENERGY, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended September 30, 2020

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

PART I

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of September 30, 2020	As of December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,966	$1,247
Accounts receivable, net	732	962
Inventory, net	299	291
Deferred charges	806	741
Other current assets	117	189
Total current assets	3,920	3,430
Property and equipment, net	264	189
Right-of-use assets, net	518	587
Other assets	670	778
Total assets	$5,372	$4,984
LIABILITIES AND DEFICIT
Current liabilities:
Short-term credit	$171	$136
Loan payable – current portion	256	―
Accounts payable	273	197
Accrued expenses	55	136
Deferred revenue	3,289	3,004
Current operating lease liabilities	97	53
Other current liabilities	143	68
Total current liabilities	4,284	3,594
Non-current liabilities:
Loan payable	207	―
Deferred revenue	1,357	1,491
Noncurrent operating lease liabilities	468	542
Other non-current liabilities	5	2
Total non-current liabilities	2,037	2,035
Commitments and contingencies
Deficit:
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share:
Authorized – 42,000,000 shares; Issued – 39,687,589 and 39,591,339 shares at September 30, 2020 and December 31, 2019, respectively	397	396
Additional paid-in capital	102,718	101,655
Warrants	3	1,021
Accumulated deficit	(101,030)	(100,682)
Treasury stock, at cost – 801,920 shares at September 30, 2020 and December 31, 2019	(3,036)	(3,036)
Total Acorn Energy, Inc. shareholders’ deficit	(948)	(646)
Non-controlling interests	(1)	1
Total deficit	(949)	(645)
Total liabilities and deficit	$5,372	$4,984

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Revenue	$1,517	$1,386	$4,323	$4,090
Cost of sales – products and services	460	465	1,322	1,417
Cost of sales – other	(20)	(1)	(20)	29
Gross profit	1,077	922	3,021	2,644
Operating expenses:
Research and development expenses	160	137	453	420
Selling, general and administrative expense	940	906	2,887	2,815
Total operating expenses	1,100	1,043	3,340	3,235
Operating loss	(23)	(121)	(319)	(591)
Finance expense, net	(8)	―	(28)	5
Loss before income taxes	(31)	(121)	(347)	(586)
Income tax expense	―	—	―	—
Net loss	(31)	(121)	(347)	(586)
Non-controlling interest share of net (income) loss	(1)	―	(1)	29
Net loss attributable to Acorn Energy, Inc. shareholders	$(32)	$(121)	$(348)	$(557)

Basic and diluted net loss per share attributable to Acorn Energy, Inc. shareholders:	$(0.00)	$(0.00)	$(0.01)	$(0.02)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic and diluted	39,687	40,393	39,669	33,844

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT (UNAUDITED)

(IN THOUSANDS)

	Three and Nine Months Ended September 30, 2020
	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Shareholders’ Deficit	Non- controlling interests	Total Deficit
Balances as of December 31, 2019	39,591	$396	$101,655	$1,021	$(100,682)	802	$(3,036)	$(646)	$1	$(645)
Net loss	—	—	—	—	(283)	—	—	(283)	(1)	(284)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(1)	(1)
Proceeds from stock option exercise	96	1	18	―	―	―	―	19	―	19
Stock option compensation	—	—	6	—	—	—	—	6	—	6
Balances as of March 31, 2020	39,687	$397	$101,679	$1,021	$(100,965)	802	$(3,036)	$(904)	$(1)	$(905)
Net loss	—	—	—	—	(33)	—	—	(33)	1	(32)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(1)	(1)
Value of expired warrants	―	―*	1,018	(1,018)	―	—	―	―	―	―
Stock option compensation	—	—	13	—	—	—	—	13	—	13
Balances as of June 30, 2020	39,687	$397	$102,710	$3	$(100,998)	802	$(3,036)	$(924)	$(1)	$(925)
Net loss	—	—	—	—	(32)	—	—	(32)	1	(31)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(1)	(1)
Stock option compensation	—	—	8	—	—	—	—	8	—	8
Balances as of September 30, 2020	39,687	$397	$102,718	$3	$(101,030)	802	$(3,036)	$(948)	$(1)	$(949)

	Three and Nine Months Ended September 30, 2019
	Number of Shares	Common Stock	Additional Paid- In Capital	Warrants	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Shareholders’ Equity (Deficit)	Non- controlling interests	Total Deficit
Balances as of December 31, 2018	29,556	$296	$100,348	$1,118	$(100,064)	802	$(3,036)	$(1,338)	$108	$(1,230)
Net loss	—	—	—	—	(237)	—	—	(237)	(24)	(261)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(20)	(20)
Stock option compensation	—	—	6	—	—	—	—	6	—	6
Balances as of March 31, 2019	29,556	$296	$100,354	$1,118	$(100,301)	802	$(3,036)	$(1,569)	$64	$(1,505)
Net loss	—	—	—	—	(199)	—	—	(199)	(5)	(204)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(20)	(20)
Shares granted in lieu of professional fees	60	*	18	―	―	—	―	18	―	18
Rights offering, proceeds net of expenses	9,975	100	2,106	—	—	—	—	2,206	—	2,206
Stock option compensation	—	—	6	—	—	—	—	6	—	6
Balances as of June 30, 2019	39,591	$396	$102,484	$1,118	$(100,500)	802	$(3,036)	$462	$39	$501
Net loss	—	—	—	—	(121)		—	(121)	―	(121)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(1)	(1)
Purchase of non-controlling interest	―	―	(914)	―	―	―	―	(914)	(36)	(950)
Rights offering, proceeds net of expenses	―	*	(20)	—	—	—	—	(20)	—	(20)
Stock option compensation	—	—	7	—	—	—	—	7	—	7
Balances as of September 30, 2019	39,591	$396	$101,557	$1,118	$(100,621)	802	$(3,036)	$(586)	$2	$(584)

* Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Nine months ended September 30,
	2020	2019
Cash flows provided by (used in) operating activities:
Net loss	$(347)	$(586)
Depreciation and amortization	22	56
Non-cash lease expense	88	—
Stock-based compensation	27	19
Professional fees paid in common stock	—	18
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	230	(96)
Increase in inventory	(8)	(97)
Decrease in deferred charges	48	113
Decrease (increase) in other current assets and other assets	66	(26)
Decrease in accounts payable and accrued expenses	(3)	(270)
Increase in deferred revenue	151	304
Decrease in amounts due to DSIT and directors	—	(323)
Decrease in operating lease liability	(48)	—
Increase (decrease) in other current liabilities and non-current liabilities	74	(45)
Net cash provided by (used in) operating activities	300	(933)

Cash flows used in investing activities:
Purchases of software	(90)	(60)
Payments made for patent filings	(7)	—
Purchase of non-controlling interest in OmniMetrix	—	(950)
Net cash used in investing activities	(97)	(1,010)

Cash flows provided by financing activities:
Short-term credit, net	35	143
Proceeds from rights offering, net of expenses of $0 and $208	—	2,186
Loan proceeds	462	—
Stock option exercise proceeds	19	—
Net cash provided by financing activities	516	2,329

Net increase in cash, cash equivalents and restricted cash	719	386
Cash, cash equivalents and restricted cash at the beginning of the year	1,247	1,263
Cash, cash equivalents and restricted cash at the end of the period	$1,966	$1,649

Cash, cash equivalents and restricted cash consist of the following:
End of period
Cash and cash equivalents	$1,966	$1,338
Restricted cash	—	311
	$1,966	$1,649

Cash, cash equivalents and restricted cash consist of the following:
Beginning of period
Cash and cash equivalents	$1,247	$973
Restricted cash	—	290
	$1,247	$1,263

Supplemental cash flow information:
Cash paid during the year for:
Interest	$23	$15

Non-cash investing and financing activities:
Purchase of equipment under installment agreement	$—	$7
Accrued preferred dividends to former Acorn director and/or former OmniMetrix CEO	$3	$41

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

NOTE 1— BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-and-nine-month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Certain reclassifications have been made to the Company’s unaudited condensed consolidated financial statements for the nine-month period ended September 30, 2019 to conform to the current period’s unaudited condensed consolidated financial statement presentation. There was no effect on total assets, equity and net loss. A reclassification of $6,000 from finance expense to SG&A expense was recorded to reclass the Intuit processing fees for customer payments made through the Intuit portal via credit card or bank draft that was previously included in finance expense as of March 31, 2019 and is included in SG&A as of September 30, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

NOTE 2—RECENT AUTHORITATIVE GUIDANCE

Recently Issued Accounting Principles

Other than the pronouncement noted below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine-month period ended September 30, 2020, that are of material significance, or have potential material significance, to the Company.

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

NOTE 3—LIQUIDITY

At September 30, 2020, the Company had negative working capital of $364,000. The Company’s working capital includes approximately $1,966,000 of cash, deferred revenue of approximately $3,289,000 and $256,000 representing the current portion of our PPP loans (see Note 6—Debt and Note 11—Subsequent Events). The deferred revenue does not require significant cash outlay for the revenue to be recognized. During the first nine months of 2020, the Company’s OmniMetrix subsidiary provided $976,000 from operations while the Company’s corporate headquarters used $676,000 during the same period.

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

As of November 9, 2020, the Company had cash of approximately $2,006,000. The Company believes that such cash, plus the cash generated from operations and borrowing from the OmniMetrix Loan and Security Agreement, will provide sufficient liquidity to finance the operating activities of Acorn and OmniMetrix at their current level of operations for the foreseeable future and for the twelve months from the issuance of these unaudited condensed consolidated financial statements in particular.

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

NOTE 5—LEASES

OmniMetrix leases office space and office equipment under operating lease agreements. The office lease expires on September 30, 2025. The office equipment lease was entered into in April 2019 and has a sixty-month term. Operating lease payments for the three months ended September 30, 2020 and 2019 were $10,000 and $42,000, respectively. Operating lease payments for the nine months ended September 30, 2020 and 2019 were $48,000 and $96,000 respectively. The lease payments were less in the current year periods due to four months of rent abatement provided for in the new lease amendment that were in effect during the nine-month period ended September 30, 2020. The future minimum lease payments on non-cancellable operating leases as of September 30, 2020 using a discount rate of 4.5% are $565,000.

Supplemental cash flow information related to leases consisted of the following (in thousands):

	September,
	2020	2019
Cash paid for operating lease liabilities	$48	$96

Supplemental balance sheet information related to leases consisted of the following:

2020
Weighted average remaining lease terms for operating leases	4.970

The table below reconciles the undiscounted future minimum lease payments under non-cancellable lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of September 30, 2020 (in thousands):

Twelve-month period ended September 30,
2021	$120
2022	124
2023	127
2024	129
2025	132
Thereafter	—
Total undiscounted cash flows	632
Less: Imputed interest	(67)
Present value of operating lease liabilities (a)	$565

(a)	Includes current portion of $97 for operating leases.

NOTE 6—DEBT

(a)	Loans payable

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

Aggregate interest expense on these loans for the three and nine months ended September 30, 2020 was approximately $1,000 (see Note 11—Subsequent Events).

(b) Line of credit

In March 2019, OmniMetrix reinstated its Loan and Security Agreement providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1,000,000. Debt incurred under this financing arrangement bears interest at the greater of 6% and prime (3.25% at September 30, 2020) plus 1.5% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.75% of the average aggregate principal amount outstanding for the prior month, for an effective rate of interest on advances of 15% at September 30, 2020. OmniMetrix also agreed to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of two years beginning March 1, 2019. From time to time, the balance outstanding may fall below $150,000 based on collections applied against the loan balance and the timing of loan draws. The monthly service charge and interest is calculated on the greater of the outstanding balance or $150,000. Interest expense for the three-months-ended September 30, 2020 and 2019 was $6,000 and $6,000 respectively. Interest expense for the nine-months-ended September 30, 2020 and 2019 was $22,000 and $15,000, respectively.

OmniMetrix had an outstanding balance of $171,000 and $136,000 as of September 30, 2020 and December 31, 2019, respectively, pursuant to the Loan and Security Agreement, and $253,000 was available to borrow at September 30, 2020.

NOTE 7—COMMITMENTS AND CONTINGENCIES

On April 28, 2020, the Company entered into a new agreement for data hosting services, replacing an expiring agreement with the same vendor, effective May 1, 2020. The agreement has a twelve-month term and the total payments under this agreement are $148,000 in the aggregate. This represents an increase of $21,000 from the prior twelve-month term for additional services including enhanced business continuity and disaster recovery services.

NOTE 8—EQUITY

(a) General

At September 30, 2020, the Company had issued and outstanding 39,687,589 shares of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when, as and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company. Holders of common stock do not have subscription, redemption, conversion or other preemptive rights. Holders of the common stock are entitled to elect all the Directors on the Company’s Board. Holders of the common stock do not have cumulative voting rights, meaning that the holders of more than 50% of the common stock can elect all the Company’s Directors. Except as otherwise required by Delaware General Corporation Law, all stockholder action is taken by vote of a majority of shares of common stock present at a meeting of stockholders at which a quorum (a majority of the issued and outstanding shares of common stock) is present in person or by proxy or by written consent pursuant to Delaware law (other than the election of Directors, who are elected by a plurality vote).

The Company is not authorized to issue preferred stock. Accordingly, no preferred stock is issued or outstanding.

(b) Rights Offering

On June 28, 2019, the Company completed a rights offering, raising $2,184,000 in proceeds (net of $210,000 in expenses) of which $1,628,000 was from related parties. Pursuant to the rights offering, Acorn securityholders and parties to a backstop agreement purchased 9,975,553 shares of Acorn common stock for $0.24 per share.

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

(c) Summary Employee Option Information

The Company’s stock option plans provide for the grant to officers, directors and other key employees of options to purchase shares of common stock. The purchase price may be paid in cash or at the end of the option term, if the option is “in-the-money”, it is automatically exercised “net”. In a net exercise of an option, the Company does not require a payment of the exercise price of the option from the optionee, but reduces the number of shares of common stock issued upon the exercise of the option by the smallest number of whole shares that has an aggregate fair market value equal to or in excess of the aggregate exercise price for the option shares covered by the option exercised. Each option is exercisable for one share of the Company’s common stock. Most options expire within five to ten years from the date of the grant, and generally vest over a three-year period from the date of the grant. At the annual meeting of stockholders on September 11, 2012, the Company’s stockholders approved an Amendment to the Company’s 2006 Stock Incentive Plan to increase the number of available shares by 1,000,000 and an Amendment to the Company’s 2006 Stock Option Plan for Non-Employee Directors to increase the number of available shares by 200,000. In February 2019, the Company’s Board extended the expiration date of the Amended and Restated 2006 Stock Incentive Plan until December 31, 2024.

At September 30, 2020, 1,628,225 options were available for grant under the Amended and Restated 2006 Stock Incentive Plan and no options were available for grant under the 2006 Stock Option Plan for Non-Employee Directors. During the nine months ended September 30, 2020, an aggregate of 30,000 options was issued to non-employee directors, 35,000 options were issued to the Company’s CEO, 50,000 options were issued to the Company’s CFO and 115,000 options were issued to the Company’s other employees. The fair value of the options issued was $59,000.

96,250 options were exercised during the nine months ended September 30, 2020. The intrinsic value of options outstanding and of options exercisable at September 30, 2020 was approximately $2,000.

A summary of stock option activity for the nine months ended September 30, 2020 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2019	1,364,490	$1.87	1.81 years	$46,000
Granted	230,000	0.36
Exercised	(96,250)	0.19
Forfeited or expired	(560,936)	2.67
Outstanding at September 30, 2020	937,304	$1.19	3.6 years	$15,000
Exercisable at September 30, 2020	628,386	$1.61	2.3 years	$10,000

The fair value of the options granted of $59,000 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	.63%
Expected term of options	4.4 years
Expected annual volatility	115%
Expected dividend yield	—%

(d) Stock-based Compensation Expense

Stock-based compensation expense included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations was $27,000 and $19,000 for the nine-month periods and $8,000 and $6,000 for the three-month-periods ended September 30, 2020 and 2019, respectively.

The total compensation cost related to non-vested awards not yet recognized was $67,000 as of September 30, 2020.

(e) Warrants

The Company previously issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2019	2,177,857	$1.28	4 months
Granted	—	—
Exercised	—	—
Forfeited or expired	(2,142,857)	1.30
Outstanding at September 30, 2020	35,000	$.13	2.4 years

On May 5, 2020, 2,142,857 warrants with a fair value of $1,018,000 expired in accordance with their terms.

NOTE 9— SEGMENT REPORTING

As of September 30, 2020, the Company operates in two reportable operating segments, both of which are performed through the Company’s OmniMetrix subsidiary:

●	The PG (Power Generation) segment provides wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications. The PG segment includes OmniMetrix’s monitoring device for industrial air compressors and dryers, and a new line of annuciators.

●	The CP (Cathodic Protection) segment provides remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies.

The Company’s reportable segments are strategic business units, offering different products and services, and are managed separately as each business requires different technology and marketing strategies.

The following tables represent segmented data for the three-and-nine-month periods ended September 30, 2020 and 2019 (in thousands):

	PG	CP	Total
Three months ended September 30, 2020:
Revenues from external customers	$1,262	$255	$1,517
Segment gross profit	936	141	1,077
Depreciation and amortization	—	—	—
Segment income (loss) before income taxes	$210	$(7)	$203

Three months ended September 30, 2019:
Revenues from external customers	$1,090	$296	$1,386
Segment gross profit	772	150	922
Depreciation and amortization	18	4	22
Segment income (loss) before income taxes	$126	$(26)	$100

Nine months ended September 30, 2020:
Revenues from external customers	$3,633	$690	$4,323
Segment gross profit	2,656	365	3,021
Depreciation and amortization	17	4	21
Segment income (loss) before income taxes	$414	$(79)	$335

Nine months ended September 30, 2019:
Revenues from external customers	$3,143	$947	$4,090
Segment gross profit	2,206	438	2,644
Depreciation and amortization	43	13	56
Segment income (loss) before income taxes	$231	$(160)	$71

The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between the segments. Further, the Chief Decision Maker does not review the assets by segment.

Reconciliation of Segment Loss to Consolidated Net Loss Before Income Taxes

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Total net income (loss) before income taxes for reportable segments	$203	$100	$335	$71
Unallocated cost of corporate headquarters	(234)	(221)	(682)	(657)
Consolidated loss before income taxes	$(31)	$(121)	$(347)	$(586)

NOTE 10—REVENUE

The following table disaggregates the Company’s revenue for the three-and-nine-month periods ended September 30, 2020 and 2019 (in thousands):

	Hardware	Monitoring	Total
Three months ended September 30, 2020:
PG Segment	$354	$908	$1,262
CP Segment	193	62	255
Total Revenue	$547	$970	$1,517

	Hardware	Monitoring	Total
Three months ended September 30, 2019:
PG Segment	$305	$785	$1,090
CP Segment	234	62	296
Total Revenue	$539	$847	$1,386

	Hardware	Monitoring	Total
Nine months ended September 30, 2020:
PG Segment	$999	$2,634	$3,633
CP Segment	501	189	690
Total Revenue	$1,500	$2,823	$4,323

	Hardware	Monitoring	Total
Nine months ended September 30, 2019:
PG Segment	$906	$2,237	$3,143
CP Segment	767	180	947
Total Revenue	$1,673	$2,417	$4,090

Deferred revenue activity for the nine months ended September 30, 2020 can be seen in the table below (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2019	$2,663	$1,832	$4,495
Additions during the period	1,195	2,977	4,172
Recognized as revenue	(1,198)	(2,823)	(4,021)
Balance at September 30, 2020	$2,660	$1,986	$4,646

Amounts to be recognized as revenue in the twelve-month-period ending:
September 30, 2021	$1,512	$1,777	$3,289
September 30, 2022	881	205	1,086
September 30, 2023 and thereafter	267	4	271
	$2,660	$1,986	$4,646

Other revenue of approximately $302,000, net of certain sales rebates of $19,000, is related to accessories, repairs, and other miscellaneous charges that are recognized to revenue when sold and are not deferred.

Deferred charges relate only to the sale of equipment. Deferred charges activity for the nine months ended September 30, 2020 can be seen in the table below (in thousands):

Balance at December 31, 2019	$1,433
Additions, net of adjustments, during the period	612
Recognized as cost of sales	(663)
Balance at September 30, 2020	$1,382

Amounts to be recognized as cost of sales in the twelve-month-period ending:
September 30, 2021	$806
September 30, 2022	446	*
September 30, 2023 and thereafter	130	*
	$1,382

*Amounts included in other assets in the Company’s unaudited condensed consolidated balance sheets at September 30, 2020 and December 31, 2019

Other cost of goods sold (COGS) recognized of approximately $188,000 is related to accessories, repairs, and other miscellaneous charges that are recognized to revenue when sold and are not deferred, in addition to $451,000 in monitoring COGS which is not deferred.

The following table provides a reconciliation of the Company’s sales commissions contract assets for the nine-month period ended September 30, 2020 (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2019	$101	$37	$138
Additions during the period	77	15	92
Amortization of sales commissions	(49)	(14)	(63)
Balance at September 30, 2020	$129	$38	$167

The capitalized sales commissions are included in other current assets ($87,000) and other assets ($80,000) in the Company’s unaudited condensed consolidated balance sheet at September 30, 2020, and in other current assets ($60,000) and other assets ($78,000) in the Company’s consolidated balance sheet at December 31, 2019.

NOTE 11—SUBSEQUENT EVENTS

On October 20, 2020, OmniMetrix, LLC submitted its PPP Loan Forgiveness Application to the Small Business Administration (SBA). On November 5, 2020, the SBA confirmed that OmniMetrix’s application for forgiveness has been approved and that its PPP loan, in the amount of $419,800, has been forgiven.

The Company elected not to apply for forgiveness of the PPP loan proceeds received by its parent entity, Acorn Energy, Inc., in the amount of $41,600. This loan was repaid to the lender effective October 22, 2020.

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

	Three months ended September 30, 2020
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$1,517	$—	$1,517
Cost of Sales	440	—	440
Gross profit	1,077	—	1,077
Gross profit margin	71%		71%
R&D expenses	160	—	160
Selling, general and administrative expenses	707	233	940
Operating income (loss)	$210	$(233)	$(23)

	Three months ended September 30, 2019
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$1,386	$—	$1,386
Cost of Sales	464	—	464
Gross profit	922	—	922
Gross profit margin	67%		67%
R&D expenses	137	—	137
Selling, general and administrative expenses	679	227	906
Operating income (loss)	$106	$(227)	$(121)

	Nine months ended September 30, 2020
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$4,323	$—	$4,323
Cost of sales	1,302	—	1,302
Gross profit	3,021	—	3,021
Gross profit margin	70%		70%
R&D expenses	453	—	453
Selling, general and administrative expenses	2,210	677	2,887
Operating income (loss)	$358	$(677)	$(319)

	Nine months ended September 30, 2019
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$4,090	$—	$4,090
Cost of sales	1,417	—	1,417
Cost of sales - other	29	—	29
Gross profit	2,644	—	2,644
Gross profit margin	65%		65%
R&D expenses	420	—	420
Selling, general and administrative expenses	2,136	679	2,815
Operating income (loss)	$88	$(679)	$(591)

BACKLOG

As of September 30, 2020, our backlog of work to be completed (primarily deferred revenue) at our OmniMetrix subsidiary totaled approximately $4.6 million.

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

On October 20, 2020, OmniMetrix, LLC submitted its PPP Loan Forgiveness Application to the Small Business Administration (SBA). On November 5, 2020, the SBA confirmed that OmniMetrix’s application for forgiveness has been approved and that its PPP loan, in the amount of $419,800, has been forgiven.

The Company elected not to apply for forgiveness of the PPP loan proceeds received by its parent entity, Acorn Energy, Inc., in the amount of $41,600. This loan was repaid to the lender effective October 22, 2020.

On April 28, 2020, we entered into a new agreement for data hosting services, replacing an expiring agreement with the same vendor, effective May 1, 2020. The agreement has a twelve-month term and the total payments under this agreement are $148,000 in the aggregate. This represents an increase of $21,000 from the prior twelve-month term for additional services including enhanced business continuity and disaster recovery services.

On May 5, 2020, 2,142,857 warrants with a book value of $1,018,000 expired in accordance with their terms.

OVERVIEW AND TREND INFORMATION

Acorn Energy, Inc. (“Acorn” or “the Company”) is a holding company focused on technology driven solutions for energy infrastructure asset management. We provide the following services and products through our OmniMetrixTM, LLC (“OmniMetrix”) subsidiary:

●	Power Generation (“PG”) monitoring. OmniMetrix’s PG segment provides wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications. The PG segments includes our monitoring device for industrial air compressors and dryers, and a new line of annunciators.

●	Cathodic Protection (“CP”) monitoring. OmniMetrix’s CP segment provides remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies.

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

Results of Operations

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the three-month periods ended September 30, 2020 and 2019, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. For segment data, see Notes 9 and 10 to the unaudited condensed consolidated financial statements included in this quarterly report.

	Three months ended September 30,
	2020		2019		Change
	($,000)	% of revenues	($,000)	% of revenues	from 2019 to 2020
Revenue	$1,517	100%	$1,386	100%	9%
Cost of sales	440	29%	464	33%	(5)%
Gross profit	1,077	71%	922	67%	17%
R&D expenses	160	11%	137	10%	17%
SG&A expenses	940	62%	906	65%	4%
Operating loss	(23)	(2)%	(121)	(9)%	(81)%
Finance expense, net	(8)	(1)%	—	*	700%
Loss before income taxes	(31)	(2)%	(121)	(9)%	(74)%
Income tax expense	—	—%	—	—%	—
Net loss	(31)	(2)%	(121)	(9)%	(74)%
Non-controlling interests share of net loss	(1)	* %	—	*	(100)%
Net loss attributable to Acorn Energy, Inc.	$(32)	(2)%	$(121)	(9)%	(74)%

*result is less than 1%.

The following table sets forth certain information with respect to the consolidated results of operations of the Company for the nine-month periods ended September 30, 2020 and 2019, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. For segment data, see Notes 9 and 10 to the unaudited condensed consolidated financial statements included in this quarterly report.

	Nine months ended September 30,
	2020		2019		Change
	($,000)	% of revenues	($,000)	% of revenues	from 2019 to 2020
Revenue	$4,323	100%	$4,090	100%	6%
Cost of sales	1,302	30%	1,446	35%	(10)%
Gross profit	3,021	70%	2,644	65%	14%
R&D expense	453	10%	420	10%	8%
SG&A expense	2,887	67%	2,815	69%	3%
Operating loss	(319)	(7)%	(591)	(14)%	(45)%
Finance expense, net	(28)	(1)%	5	*	(2,700)%
Loss before income taxes	(347)	(8)%	(586)	(14)%	(41)%
Income tax expense	—	—	—	—%	—
Net loss	(347)	(8)%	(586)	(14)%	(41)%
Non-controlling interests share of net loss	(1)	—%	29	1%	(103)%
Net loss attributable to Acorn Energy, Inc.	$(348)	(8)%	$(557)	(14)%	(38)%

*result is less than 1%.

Revenue. Revenue increased by $131,000 or 9%, from $1,386,000 in the third quarter of 2019 to $1,517,000 in the third quarter of 2020. OmniMetrix’s increased revenue during the quarter was primarily attributable to increased monitoring, which increased $123,000, or 15%, from $847,000 in the third quarter of 2019 to $970,000 in the third quarter of 2020. This increase was offset by a decrease in hardware revenue of $8,000, or 1%. These fluctuations are attributed to the same reasons as the increase in the nine-month period ended September 30, 2020 discussed below. OmniMetrix has two divisions: PG and CP.

In the nine months ended September 30, 2020, OmniMetrix recorded revenue of $4,323,000 ($3,633,000 in its PG activities and $690,000 in its CP activities) as compared to revenue of $4,090,000 recorded in the nine months ended September 30, 2019 ($3,143,000 in its PG activities and $947,000 in its CP activities). The period-over-period increase in revenue of $233,000, or 6%, in the nine months ended September 30, 2020 was due to an increase in monitoring revenue of $406,000, or 17%, offset by a decrease in hardware revenue of $173,000, or 10%. The increase in monitoring revenue from $2,417,000 in the first nine months of 2019 to $2,823,000 in the first nine months of 2020 is the result of an increase in the number of units being monitored. The period-over-period decrease in hardware revenue from $1,673,000 to $1,500,000 is primarily due to a decrease in the CP segment of $266,000 as a result of the longer sales and closing cycle of a CP sale compared to a PG sale and the impact of COVID-19 on our ability to meet with potential customers and to act timely and effectively on sales leads. A CP sales cycle can typically take twelve to eighteen months from customer introduction to closing.

Gross Profit. Gross margin on hardware revenue for the three months ended September 30, 2020 was 44%, which was a 5% improvement as compared to 39% for the three months ended September 30, 2019. Gross margin on monitoring revenue remained strong at 84% during the three months ended September 30, 2020, which was flat as compared to 84% for the three months ended September 30, 2019.

Gross profit during the nine months ended September 30, 2020 was $3,021,000, reflecting a gross margin of 70% on revenue, compared with a gross profit of $2,644,000, reflecting a 65% gross margin, in the nine months ended September 30, 2019. The increased gross profit period-over-period in 2020 was due to a change in the revenue mix, with a higher percentage of our total revenue being monitoring revenue which has a higher gross margin. Gross margin on hardware revenue for the nine months ended September 30, 2020 was 42%, compared to 39% for the nine months ended September 30, 2019. Gross margin on monitoring revenue remained strong at 84% during the nine months ended September 30, 2020 which was flat as compared to 84% for the nine months ended September 30, 2019. OmniMetrix’s gross profit increased $155,000, or 17%, from $922,000 in the three months ended September 30, 2019 to $1,077,000 in the three months ended September 30, 2020.

Research and development expenses. During the three months ended September 30, 2020 and 2019, R&D expense was $160,000 and $137,000, respectively. During the nine months ended September 30, 2020, OmniMetrix recorded $453,000 of R&D expense, as compared to $420,000 in the nine months ended September 30, 2019. The period-over-period increases in R&D expense in 2020 are related to the continued development of next generation PG and CP products and exploration into new possible product lines. We expect a moderate increase in R&D expense during the remainder of 2020 as we continue to work on certain initiatives to redesign products and expand product lines to increase the level of innovation and to reduce their costs in order to increase our future margins.

Selling, general and administrative (“SG&A”) expenses. SG&A expenses increased $28,000, or 4%, to $707,000 for the three months ended September 30, 2020, from $679,000 for the three months ended September 30, 2019, primarily due to an increase in personnel costs. We gave performance-based salary increases to our employees effective September 1, 2020, our sales team has resumed travel where customers and potential customers are open and willing to receive outside guests, and we continue to make investments in our IT infrastructure.

During the nine months ended September 30, 2020, OmniMetrix recorded $2,209,000 of SG&A costs, compared to SG&A costs of $2,136,000 in the nine months ended September 30, 2019, an increase of $73,000 or 3%. This increase was primarily due to increases in occupancy expense (in 2019 these expenses were primarily applied to a restructuring accrual), and personnel costs offset by a reduction in sales tax expenses. We anticipate that our annual SG&A costs throughout 2020 will increase approximately 10% as a result of these actions.

Corporate

Corporate SG&A expense for the three months ended September 30, 2020 increased $6,000, or 3%, to $233,000 from $227,000 for the three months ended September 30, 2019, primarily due to the timing of certain expenses. Third quarter 2020 SG&A expense was $233,000, compared to second quarter 2020 SG&A expense of $222,000. SG&A expense of $678,000 in the first nine months of 2020 was flat as compared to SG&A expense of $679,000 in the first nine months of 2019. We do not expect the quarterly corporate overhead to change materially except as may be required to support the growth of our OmniMetrix subsidiary.

Net loss attributable to Acorn Energy. We recognized a net loss attributable to Acorn shareholders of $32,000 in the three months ended September 30, 2020, compared to a net loss of $121,000 in the three months ended September 30, 2019. Our loss in the third quarter 2020 is comprised of net income at OmniMetrix of $203,000 offset by corporate expense of $233,000 and $1,000 attributed to the non-controlling interest share of our income in OmniMetrix.

We recognized a net loss attributable to Acorn shareholders of $348,000 in the first nine months of 2020, compared to a net loss of $557,000 in the first nine months of 2019. Our loss in 2020 is comprised of net income at OmniMetrix of $334,000 plus corporate expense of $682,000.

Liquidity and Capital Resources

At September 30, 2020, we had negative working capital of $364,000. Our working capital includes approximately $1,966,000 of cash, deferred revenue of approximately $3,289,000 and $256,000 representing the current portion of our PPP loans which we expect to be substantially forgiven. The deferred revenue does not require significant cash outlay for the revenue to be recognized.

During the first nine months of 2020, our OmniMetrix subsidiary provided $976,000 from operations while our corporate headquarters used $676,000 during the same period.

Also, during the first nine months of 2020, we invested $90,000 in software and $7,000 in patent related expenses.

Net cash of $516,000 was provided by financing activities during the first nine months of 2020, comprising $19,000 in proceeds from the exercise of stock options, net proceeds from borrowings on our line of credit of $35,000 and proceeds from our PPP loans of $462,000.

See discussion of the proceeds we received from the PPP loans above under Recent Developments.

OmniMetrix Line of Credit

In March 2019, OmniMetrix reinstated its Loan and Security Agreement providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1 million. Debt incurred under this financing arrangement bears interest at the greater of 6% and prime (3.25% at November 9, 2020) plus 1.5% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.75% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 15%. OmniMetrix also agreed to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of two years beginning March 1, 2019. The monthly service charge and interest is calculated on the greater of the outstanding balance or $150,000. From time to time, the balance outstanding may fall below $150,000 based on collections applied against the loan balance and the timing of loan draws.

OmniMetrix had an outstanding balance of $171,000 at September 30, 2020, pursuant to the Loan and Security Agreement.

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

On July 1, 2019, we utilized a portion of the rights offering proceeds to complete the planned reacquisition of a 19% interest in our OMX Holdings, Inc. subsidiary for $1,273,000 discussed below.

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

On July 1, 2019, in accordance with terms established in 2015 at the time of the original investment, the Company utilized a portion of the rights offering proceeds to repurchase from the Investor the shares of Preferred Stock then held by the Investor for a purchase price of $1,273,000 (which included $323,000 of unpaid accrued dividends through June 30, 2019). The repurchase raised the Company’s ownership in Holdings from 80% to 99%, with the remaining 1% owned by the former CEO of OmniMetrix, LLC.

Other Liquidity Matters

OmniMetrix owes Acorn approximately $4,604,000 for loans, accrued interest, dividends and expenses advanced to it by Acorn. Such amounts will only be repaid to Acorn when OmniMetrix is generating sufficient cash to allow such repayment.

We had approximately $1,966,000 of cash on September 30, 2020, and approximately $2,006,000 on November 9, 2020. On November 9, 2020, we had $136,000 outstanding on our line of credit and $165,000 available to borrow.  We believe that our current cash plus the cash expected to be generated from operations and borrowing from available lines of credit will provide sufficient liquidity to finance the operating activities of Acorn and the operations of its operating subsidiaries for at least the next twelve months.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of September 30, 2020.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Twelve Month Periods Ending September 30, (in thousands)
	Total	2020	2021-2022	2023-2024	2025 and thereafter
Debt *	$634	$427	$207	$—	$—
Software agreements	128	71	57	—	—
Operating leases	632	120	251	261	—
Contractual services	110	105	5	—	—
Total contractual cash obligations	$1,504	$723	$520	$261	$—

* Includes $461,400 in proceeds from the PPP loans of which $419,800 was formally forgiven by the SBA and $41,600 was repaid subsequent to September 30, 2020.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

COVID-19 Risk

The COVID-19 pandemic could negatively affect various aspects of our business, including our workforce and supply chain, could make it more difficult and expensive to meet our obligations to our customers, and could result in reduced demand from our customers.

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

Although OmniMetrix is considered an essential business because it provides infrastructure support to both government and commercial sectors and across key industries and has not been forced to shut down to date, governmental mandates may require forced shutdowns of our facilities for extended or indefinite periods. In addition, the pandemic could adversely affect our workforce resulting in serious health issues and absenteeism. The pandemic could also substantially interfere with general commercial activity related to our supply chain and customer base, which could have a material adverse effect on our financial condition, results of operations, business, or prospects. Although OmniMetrix has continued to collect its monthly recurring monitoring revenues, has retained its customer base and has continued to realize new equipment sales, the rate of such new sales has not met our anticipated growth rate. Restrictions related to the pandemic have had a negative impact on our ability to meet with potential customers and to act timely and effectively on sales leads, which has had a negative impact on the length of our CP sales cycle. Some of the electronic devices and hardware we purchase, like antennas, radios, and GPS modules, are very specific to our application; there are not likely to be practical alternatives. In some cases, our circuit boards were designed around specific electronic hardware that met our specifications. We are working closely with our contract manufacturers and suppliers to mitigate as much as possible the risks to our supply chain for these critical devices and hardware, including identifying any lead-time issues and any potential alternate sources. We are also examining all currently open purchase orders to identify whether we need to issue additional orders to secure product that is critical, already has questionable lead times and/or is unique to our requirements.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company’s cash was deposited primarily with U.S. banks and brokerage firms and amounted to approximately $1,966,000 at September 30, 2020. The Company does not believe there is significant risk of non-performance by these counterparties. Approximately 16% and 10%, respectively, of the accounts receivable at September 30, 2020 was due from two customers who both pay their receivables over usual credit periods (the Company collected 89% of the $188,000 due from these two customers, in the aggregate, as of November 9, 2020 ). Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base.

Fair Value of Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values due to the short maturity of such investments.

Interest Rate Risk

In March 2019, OmniMetrix reinstated its Loan and Security Agreement providing OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1 million. Debt incurred under this financing arrangement bears interest at the greater of 6% and prime (3.25% at November 9, 2020) plus 1.5% per year. In addition, OmniMetrix is to pay a monthly service charge of 0.75% of the average aggregate principal amount outstanding for the prior month, for a current effective rate of interest on advances of 15%. OmniMetrix also agreed to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of two years beginning March 1, 2019.

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

PART II

ITEM 6.	EXHIBITS.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-Q for the nine months and quarter ended September 30, 2020, filed on November 12, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: November 12, 2020

	By:	/s/ TRACY S. CLIFFORD
Tracy S. Clifford
Chief Financial Officer

