Form 10-K
period 2020-12-31
ACORN ENERGY, INC.
filed 2021-03-16
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020	Commission file number: 001-33886

ACORN ENERGY, INC.

(Exact name of registrant as specified in charter)

Delaware	22-2786081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 N West Street, Suite 1200, Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)

410-654-3315

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of the last day of the second fiscal quarter of 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $6.4 million based on the closing sale price on that date as reported on the OTCQB marketplace. As of March 11, 2021 there were 39,687,589 shares of Common Stock, $0.01 par value per share, outstanding.

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

OmniMetrix®, OmniView®, ScopeViewTM, SmartServiceTM, TrueGuardTM and TrueShieldTM are trademarks of OmniMetrix, LLC.

PART I

ITEM 1. BUSINESS

OVERVIEW

Acorn Energy, Inc. and its subsidiaries, OmniMetrix, LLC and OMX Holdings, Inc. (collectively, “Acorn” or “the Company”) is a holding company focused on technology driven solutions for energy infrastructure asset management. We provide the following services and products through our OmniMetrix, LLC (“OmniMetrix”) subsidiary:

●	Power Generation (“PG”) monitoring. OmniMetrix’s PG activities provide wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications. This includes our AIRGuard product, which remotely monitors and controls air compressors. In 2020, we expanded our product offering to our generator dealers with the introduction of an Annunciator. The annunciator is typically sold with a new commercial or industrial generator and indicates the current status of that generator. In many instances having a generator annunciator onsite is mandated by law.

●	Cathodic Protection (“CP”) monitoring. OmniMetrix’s CP activities provide for remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies.

During 2020, each of our PG and CP activities represented a reportable segment.

We continually evaluate opportunities related to our activities, and our goal is to maximize shareholder value and position our holdings for a strategic event, which may include co-investment by one or more third parties and/or a synergistic acquisition of another company.

FINANCIAL RESULTS BY COMPANY

The following tables show, for the periods indicated, the financial results (dollar amounts in thousands) attributable to each of our consolidated companies.

	Year ended December 31, 2020
	OmniMetrix	Acorn	Total Continuing Operations
Revenues	$5,922	$—	$5,922
Cost of sales	1,791	—	1,791
Gross profit	4,131	—	4,131
Gross profit margin	70%		70%
R&D expenses	619	—	619
Selling, general and administrative expenses	2,932	890	3,822
Operating income (loss)	$580	$(890)	$(310)

	Year ended December 31, 2019
	OmniMetrix	Acorn	Total Continuing Operations
Revenues	$5,490	$—	$5,490
Cost of sales	1,900	—	1,900
Gross profit	3,590	—	3,590
Gross profit margin	65%		65%
R&D expenses	559	—	559
Selling, general and administrative expenses	2,854	876	3,730
Operating income (loss)	$177	$(876)	$(699)

OMNIMETRIX – POWER GENERATION MONITORING AND CONTROL AND CATHODIC PROTECTION MONITORING AND CONTROL

OmniMetrix, LLC is a Georgia limited liability company based in Buford, Georgia that develops and markets wireless remote monitoring and control systems and services for critical assets (including stand-by power generators, pumps, pumpjacks, light towers, turbines, compressors and other industrial equipment) and multiple markets in the Internet of Things (“IoT”) ecosystem, as well as cathodic protection for the pipeline industry (gas utilities and pipeline companies). Acorn owned 80% of OmniMetrix until July 1, 2019 when it purchased an additional 19% of OmniMetrix from a former Acorn director, which brought its ownership interest to 99%, with the remaining 1% owned by OmniMetrix’s former CEO.

Following the emergence of machine-to-machine (“M2M”) and IoT applications whereby companies aggregate multiple sensors and monitors into a simplified dashboard for customers, OmniMetrix believes it plays a key role in this economic ecosystem. In addition, OmniMetrix continues to see a rapidly growing need for backup power infrastructure to secure critical military, government, and private sector assets against emergency events including terrorist attacks, natural disasters, and cybersecurity threats. As residential and industrial standby generators, turbines, compressors, pumps, pumpjacks, light towers and other industrial equipment are part of the critical infrastructure increasingly becoming monitored in IoT applications, and given that OmniMetrix monitors all major brands of critical equipment and continues to invest in research and development in response to customer and potential customer feedback, OmniMetrix believes it is well-positioned as a competitive participant in this market to continue to grow its customer base and expand its product offerings.

Products & Services

In the PG segment, OmniMetrix sells a line of devices and services built on its baseline TrueGuard wireless remote monitor. This device is broadly applicable across all brands and models of emergency power generators and industrial engine applications. The TrueGuard product family connects directly to the engine’s control panel, and captures all data flowing through the control panel. As a result, the product provides the ability to identify whether an emergency generator is capable of operating as expected. OmniMetrix alsosells its AIRGuard product which remotely monitors and controls industrial air compressors. In 2020, OmniMetrix expanded its product offering to its generator dealers with the introduction of an Annunciator. The annunciator is typically sold with a new commercial or industrial generator and indicates the current status of that generator. In many instances having a generator annunciator onsite is mandated by law.

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

Customers and Markets

At its core, the OmniMetrix PG monitors (Trueguard PRO and Truegard 2) can remotely monitor and control a variety of industrial engine applications, including engines, standby generators, air and gas compressors, fire pumps, batteries, turbines, pumps and other equipment. Early in the company’s history, a strategic decision was made to focus primarily on the standby power generation market. In the past several years, the company has expanded its focus to add several additional applications where it sees demand. Standby generator monitoring is part of the IoT ecosystem, whereby multiple sensing and monitoring devices are aggregated into one simple dashboard for customers.

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

With the advent of second-generation cellular systems and newer, computerized engine controls, OmniMetrix migrated to a design point of collecting large amounts of performance data from the remote machinery, allowing service organizations to perform diagnostics on remote equipment before dispatching service. This was the beginning of the OmniMetrix SmartService Program. It allowed the service organization to put the right person in the right truck with the right parts to effect a one-trip or a zero-trip solution. At this phase, service organizations could be efficient, as well as proactive, in their operations. They could also manage more customers by using remote monitoring. Customers have provided OmniMetrix feedback telling how customer service teams are able to work “smarter” and more efficiently by going directly to sites with problems, thus increasing the value of their businesses.

OmniMetrix is now focused on expanding its product offerings while it also continues to execute in its third phase of evolution, maturing the high-performance data collection design point into the first provider offering of automated prognostic solutions. As most generator failures are the result of consumables, and as those consumables can be monitored, the consumption trends can be extrapolated into predictions of the most common failure modes.

OmniMetrix’s PG monitors have been installed on commercial, industrial and residential generators from original equipment manufacturers (“OEMs”) such as Caterpillar, Kohler, Generac, Cummins, MTU Energy and other generator manufacturers. OmniMetrix provides dual value propositions to the generator service organizations as well as to the machine owner. The dealers benefit from the receipt of performance data and status conditions from the generators they service for their customers, which allows the dealer service organization to be proactive in their delivery of service to their customers, as well as to implement the OmniMetrix SmartService approach to analyzing the remote machines before dispatching a service truck. Since the majority of service and warranty costs are incurred from service people driving trucks, preemptive analysis of customer site conditions prior to dispatch can reduce their labor cost. From the machine owner’s perspective, the OmniMetrix product provides a powerful tool to be used in their constant effort to avoid failures that come from consumables such as batteries and fuel. With proper monitoring, the large majority of machine failures can be avoided completely. This migration from failure reporting to failure prevention is fundamental to the OmniMetrix focus and is the result of a strong data collection and analysis design point. We believe that this transition to prognostics sets OmniMetrix apart from its competitors, many of whom are still in the failure reporting phase of application development. OmniMetrix has shifted its primary focus to the commercial and industrial segments from residential due to the ability to customize our products to the customers’ specifications. We have also increased our marketing efforts to end-users in an effort to increase demand for our services. These efforts have proven to be successful, and OmniMetrix continues to execute on that strategy.

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

There are two types of competitors in the PG marketplace:

(1)	Independent monitoring organizations (such as OmniMetrix) that produce the monitoring systems, but not the equipment being monitored. Among these are companies such as Ayantra, FleetZOOM, Gen-Tracker, and PowerTelematics. The other competitors operate in the reactive “failure notification” mode described in the early stages of the OmniMetrix business model. In the past, those competitors positioned themselves at a lower-performance, lower-price quadrant of the market.

(2)	OEMs such as generator manufacturers or generator controls manufacturers that offer customer connectivity to their machinery. They offer a current generation connectivity replacing telephone dial-up modems that had been used in the past. Their offerings are limited to their own brands, so they do not fit into a broad application such as does the OmniMetrix SmartService, supporting service organizations that service all brands. They are also generally designed for the machine owners’ use, in a reactive application.

We believe OmniMetrix has a well-established and well-defended position in the high-performance PG monitoring segment, due to its long history and numerous industry partner projects. While the execution of our aggressive sales strategy was interrupted by the impact of COVID-19, the company has recently resumed an aggressive sales effort into the market segment requiring less technology and lower price (including the extremely large residential generator market) as well as developing more sophisticated, diagnostic products and custom solutions for commercial and industrial clientele.

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

BACKLOG

As of December 31, 2020, OmniMetrix had a backlog of approximately $4.5 million, primarily comprised of deferred revenue, of which approximately $3.2 million is expected to be recognized as revenue in 2021.

RESEARCH AND DEVELOPMENT EXPENSE, NET

Research and development expense recorded for the years ended December 31, 2020 and 2019 for our OmniMetrix subsidiary in continuing operations is as follows (amounts in thousands of U.S. dollars):

	Years ended December 31,
	2020	2019
OmniMetrix	$619	$559

EMPLOYEES

At December 31, 2020, we employed a total of 23 employees – all of which were full-time employees employed by OmniMetrix in the U.S. Our CEO, who also serves as acting CEO of OmniMetrix, and CFO, who also serves as COO of OmniMetrix, are hired as consultants to us.

Ten of OmniMetrix’s 23 employees are engaged in production, engineering and technical support, eight in marketing and sales and five in finance and IT. We consider our relationship with our employees to be satisfactory. We have no collective bargaining agreements with any of our employees.

ADDITIONAL FINANCIAL INFORMATION

For additional financial information regarding our operating segments, foreign and domestic operations and sales, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 to our Consolidated Financial Statements included in this Annual Report.

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

Although we had a history of losses from our OmniMetrix subsidiary and corporate overhead and have used significant amounts of cash to fund our operating activities over the years, we have had several consecutive quarters of profitability at our OmniMetrix subsidiary and also were able to cover corporate overhead in the fourth quarter of 2020 resulting in consolidated net income For the full year 2020 and 2019, we had operating losses of approximately $310,000 and $699,000, respectively. Cash provided by operating activities was approximately $464,000 in 2020 and cash used in operating activities was approximately $1.2 million in 2019.

On March 11, 2021, we had approximately $1.8 million of consolidated cash and cash equivalents.

During 2019, we provided OmniMetrix $323,000 for the repayment of a loan to a former director, and approximately $234,000 was added to the intercompany amounts owed to Acorn for accrued interest and dividends, net of repayments of approximately $52,000. Our corporate overhead has also been significantly reduced and has stabilized. Based on the above, we believe we have sufficient cash to finance our operations for at least twelve months from the issuance of the consolidated financial statements contained in this Annual Report. However, we may need to seek additional sources of funding for long-term corporate costs or if OmniMetrix were not to grow at the rate anticipated and needed additional funds for their operations. Additional sources of funding may include additional loans from related and/or non-related parties, partial sale of, or finding a strategic partner for, OmniMetrix or equity financings. There can be no assurance additional funding will be available at acceptable terms or that we will be able to successfully utilize any of these possible sources to provide additional liquidity.

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

There is a limited trading market for our common stock and the price of our common stock may be volatile.

Our common stock is traded on the OTCQB marketplace under the symbol “ACFN.” The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities and provides significantly less liquidity than a listing on the NASDAQ Stock Markets or other national securities exchanges. The OTCQB securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges, and any prices quoted may not be a reliable indication of the value of our common stock. Quotes for stocks included on the OTCQB are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market or the NYSE. Therefore, prices for securities traded solely on the OTCQB may be difficult to obtain.

Trading on the OTCQB marketplace as opposed to a national securities exchange has resulted, and may continue to result, in a reduction in some or all of the following, each of which could have a material adverse effect on the price of our common stock and our company:

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

Penny stock rules will limit the ability of our stockholders to sell their stock.

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock; however, we have the option to execute a reverse split which could mitigate this issue.

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

Part of our business model includes the acquisition of new companies either as new platform companies or complimentary companies. Any failure to effectively integrate any future acquisition’s management into our controls, systems and procedures could materially adversely affect our business, results of operations, financial condition and cash flow.

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

We have reported material weaknesses in internal controls over financial reporting as of December 31, 2020 and we cannot assure you that additional material weaknesses will not be identified in the future or that we can effectively remediate our reported weaknesses. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our consolidated financial statements that could require a restatement, or our filings may not be timely, and investors may lose confidence in our reported financial information.

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

As a result, we cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future or that we can effectively remediate our reported weaknesses. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our consolidated financial statements that could result in a restatement of consolidated financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information.

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

Our financial instruments could subject us to concentrations of credit risk.

Our financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and trade accounts receivable. Our cash was deposited with a U.S. bank and amounted to approximately $2.1 million at December 31, 2020. Approximately 32% of the accounts receivable at December 31, 2020 was due from two customers, 20% from one and 12% from another, who pay their receivables over usual credit periods. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising our customer base. Although we do not believe there is significant risk of non-performance by these counterparties, any failures or defaults on their part could negatively impact the value of our financial instruments and could have a material adverse effect on our business, operations or financial condition.

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

OmniMetrix, to date, has been deemed an essential business; however, if this were to change and our operations are curtailed, we may need to seek alternate sources of supply for services and staff, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations. Further, if our customers’ businesses are similarly affected, they might delay or reduce purchases from us, which could adversely affect our results of operations.

RISKS RELATED TO OMNIMETRIX

While OmniMetrix has reported quarterly net income since the second quarter of 2020, OmniMetrix has had a history of incurring net losses since it was acquired by us and may never achieve sustained profitability.

Although OmniMetrix realized an operating profit of approximately $0.6 million in 2020 and $0.2 million in 2019, OmniMetrix has a history of incurring operating losses since OmniMetrix was acquired by Acorn in 2012. While OmniMetrix has significantly reduced its losses and its cash needs from us and we expect positive cash flow from its operations in 2021, we can provide no assurance that OmniMetrix will be able to generate sufficient revenues and cash flow to allow it to become profitable or to eventually sustain profitability or to have positive cash flows.

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

Some of OmniMetrix’s current and potential competitors have significantly greater resources and broader name recognition than it does. As a result, these competitors may have greater credibility with OmniMetrix’s existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products, which would allow them to respond more quickly to new or emerging technologies or changes in customer requirements. In particular, at the present time we are facing significant competition from generator manufacturers who offer their own monitoring solutions.

OmniMetrix may not be able to access sufficient capital to support growth.

Although OmniMetrix is not expected to need funding from us in 2021 to support its growth and working capital needs, OmniMetrix has historically been dependent on Acorn’s ability and willingness to provide funding to support its business and growth strategy. Since our acquisition of OmniMetrix in February 2012, we have invested approximately $14.0 million and, as of December 31, 2020, have lent approximately $2,985,000, net of repayments of approximately $570,000 in the aggregate made in 2019 and 2020, to OmniMetrix, not including approximately $1,590,000 of accrued interest and expenses advanced to it by Acorn since 2014. The loans included $323,000 lent in 2019 to repay a loan from a former director. The advances include $114,000 in accrued preferred dividends for preferred OmniMetrix stock purchased by Acorn from a former director in connection with Acorn’s reacquisition of 19% of OmniMetrix in 2019.

We have no assurance that current cash balances plus cash flow from operations will provide sufficient liquidity for OmniMetrix’s working capital needs in 2021. Additional financing for OmniMetrix may be in the form of a bank line, a new loan or investment by others, a loan by Acorn, or a combination of the above. The availability and amount of any additional loans from us to OmniMetrix may be limited by the working capital needs of our corporate activities. Whether Acorn will have the resources necessary to provide funding, or whether alternative funds, such as third-party loans, will be available at the time and on terms acceptable to Acorn and OmniMetrix cannot be determined.

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

Cellular networks have evolved over time to offer more robust technical capabilities in both voice and data transmission. At the present time, the changes from the so-called “2G” to “3G” and “LTE” service have resulted in only limited service interruptions. OmniMetrix anticipates, however, that as these new capabilities come online, it will be necessary to have equipment that can readily interface with the newer cellular networks to avoid negative impacts on customer service. Not all of the costs associated with OmniMetrix’s corresponding equipment upgrades can be passed on to customers, and any increased expenses are expected to have a negative impact on OmniMetrix’s operating results.

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

The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. During 2020, our common stock traded at prices as low as $0.11 and as high as $0.50 per share. Fluctuations in our stock price may continue to occur in response to various factors, many of which we cannot control, including:

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

As of March 11, 2021, 39,687,589 shares of our common stock were issued and outstanding. As of that date we had 35,000 warrants outstanding and exercisable with a weighted average exercise price of $0.13 per share and 429,828 options outstanding and exercisable with a weighted average exercise price of $0.67 per share, which if exercised would result in the issuance of additional shares of our common stock. In addition to the options noted above, at March 11, 2021, there were 341,418 options are outstanding, but have not yet vested and are not yet exercisable.

Substantially all of our currently outstanding shares and shares issuable under our outstanding options and warrants are or would be freely tradable.

We may have to offer additional securities for sale in the near future.

As of March 11, 2021, we had consolidated cash of approximately $1.8 million which we believe is sufficient for at least the next twelve months. Despite this, we may ultimately not have sufficient cash to allow us to execute our plans, and the occurrence of one or more unanticipated events may require us to make significant expenditures. Accordingly, we may need to raise additional amounts to finance our operations. If we were to do so by selling shares of our common stock and/or other securities convertible into shares of our common stock, current investors may incur additional dilution in the value of their shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

OmniMetrix’s activities are currently conducted in approximately 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia under a lease that has been extended from its original expiration date of April 30, 2020 to September 30, 2025. The annual total of rent payments in 2020 was approximately $78,000 which reflects eight months of rent and four free months for which the expense is amortized over the term of the lease. For 2021, the annual rent payments will be approximately $119,000. OmniMetrix is currently utilizing only a portion of these leased facilities and expects to grow into a portion of the currently unused space and potentially sublease several available executive office spaces.

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

	High	Low
2020:
First Quarter	$0.40	$0.11
Second Quarter	0.28	0.16
Third Quarter	0.40	0.20
Fourth Quarter	0.50	0.29
2019:
First Quarter	$0.45	$0.26
Second Quarter	0.36	0.25
Third Quarter	0.36	0.20
Fourth Quarter	0.38	0.24

As of March 11, 2021, the last reported sales price of our common stock on the OTCQB marketplace was $0.55, there were 78 record holders of our common stock and we estimate that there were approximately 3,400 beneficial owners of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

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

The following analysis should be read together with the segment information provided in Note 11 to our consolidated financial statements included in this report.

OmniMetrix

Following the emergence of M2M and IoT applications whereby companies aggregate multiple sensors and monitors into a simplified dashboard for customers, OmniMetrix believes it plays a key role in this economic ecosystem. In addition, OmniMetrix sees a rapidly growing need for backup power infrastructure to secure critical military, government, and private sector assets against emergency events including terrorist attacks, natural disasters, and cybersecurity threats. As residential, commercial and industrial standby generators, turbines, compressors, pumps, pumpjacks, light towers and other industrial equipment are part of the critical infrastructure increasingly becoming monitored in IoT applications, and given that OmniMetrix monitors all major brands of critical equipment and continues to invest in research and development in response to customer and potential customer feedback, OmniMetrix believes it is well-positioned as a competitive participant in this market to continue to grow its customer base and expand its product offerings.

OmniMetrix Line of Credit

In March 2019, OmniMetrix reinstated its loan and security agreement which provided OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1 million. Debt incurred under this financing arrangement bore interest at the greater of 6% and prime plus 1.5% per year. In addition, OmniMetrix was to pay a monthly service charge of 0.75% of the average aggregate principal amount outstanding for the prior month, for an effective rate of interest on advances of 15%. OmniMetrix also agreed to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of two years beginning March 1, 2019. The monthly service charge and interest was calculated on the greater of the outstanding balance or $150,000. From time to time, the balance outstanding could fall below $150,000 based on collections applied against the loan balance and the timing of loan draws.

OmniMetrix had an outstanding balance of approximately $149,000 at December 31, 2020, pursuant to the loan and security agreement. We repaid the outstanding balance in February 2021 and elected not to renew this line of credit, which expired in accordance with its terms on February 28, 2021.

Small Business Administration Paycheck Protection Program (“SBA PPP”)

On April 24, 2020, Acorn Energy, Inc. received SBA PPP loan proceeds in the amount of $41,600.

On April 30, 2020, OmniMetrix, LLC received SBA PPP loan proceeds in the amount $419,800.

Under the SBA PPP of the Coronavirus Aid, Relief and Economic Security Act (the “Act”), up to the full principal amount of a loan and any accrued interest can be forgiven if the borrower uses all of the loan proceeds for forgivable purposes (payroll, benefits, lease/mortgage payments and/or utilities) required under the Act and any rule, regulation, or guidance issued by the SBA pursuant to the Act (collectively, the “Forgiveness Provisions”). The amount of forgiveness of the SBA PPP loan depends on the borrower’s payroll costs over either an eight-week or twenty-four-week period beginning on the date of funding. Any processes or procedures established under the Forgiveness Provisions must be followed and any requirements of the Forgiveness Provisions must be fully satisfied to obtain such loan forgiveness. Pursuant to the provisions of the Act, the first six monthly payments of principal and interest will be deferred. Interest will accrue during the deferment period. The borrower must pay principal and interest payments on the fifth day of each month beginning seven months from the date of the applicable promissory note.

On October 20, 2020, OmniMetrix submitted its SBA PPP Loan Forgiveness Application to the SBA. On November 5, 2020, the SBA confirmed that OmniMetrix’s application for forgiveness had been approved and that its SBA PPP loan, in the amount of $419,800 plus accrued interest of $2,162, had been forgiven.

The Company elected not to apply for forgiveness of the SBA PPP loan proceeds received by its parent entity, Acorn Energy, Inc., in the amount of $41,600 plus accrued interest of $206. This loan was repaid to the lender effective October 22, 2020.

Intercompany

During 2020, the intercompany amount due to Acorn from OmniMetrix increased by approximately $70,000. This included interest of approximately $253,000, dividends of $76,000 due to Acorn and approximately $176,000 in shared expenses paid by Acorn less repayments from OmniMetrix of $435,000. We believe that OmniMetrix will not need working capital support in 2021. However, we have no assurance that this will be the case. Additional financing for OmniMetrix may be in the form of a bank line, a new loan or investment by others, a loan by Acorn, or a combination of the above. The availability and amount of any additional loans from us to OmniMetrix may be limited by the working capital needs of our corporate activities. Whether Acorn will have the resources necessary to provide funding, or whether alternative funds, such as third-party loans, will be available at the time and on terms acceptable to Acorn and OmniMetrix cannot be determined.

In January 2020, the aggregate tax refunds held in the bank account in Israel of approximately $371,000 were transferred to our bank account in the US with exemption from withholding tax, and our Israeli corporate income tax file related to a 2018 sale of our ownership interest in an Israeli subsidiary was closed as of January 1, 2020.

As of March 11, 2021, Acorn’s corporate operations (excluding cash at our OmniMetrix subsidiary) held a total of approximately $1,812,000 in cash.

Other Matters

On April 28, 2020, we entered into a new agreement for data hosting services, replacing an expiring agreement with the same vendor, effective May 1, 2020. The agreement has a twelve-month term and the total payments under this agreement are approximately $148,000 in the aggregate. This represents an increase of approximately $21,000 from the prior twelve-month term for additional services including enhanced business continuity and disaster recovery services.

On May 5, 2020, 2,142,857 warrants with a book value of approximately $1,018,000 expired in accordance with their terms.

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

Principles of Consolidation

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

If revenue recognition criteria are not satisfied, amounts received from customers are classified as deferred revenue on the consolidated balance sheets until such time as the revenue recognition criteria are met.

Sales of OmniMetrix monitoring systems include the sale of equipment (“HW”) and of monitoring services (“Monitoring”). Sales of OmniMetrix equipment do not qualify as a separate unit of accounting. As a result, revenue (and related costs) associated with sale of equipment are recorded to deferred revenue (and deferred charges) upon shipment for PG and CP monitoring units. Revenue and related costs with respect to the sale of equipment are recognized over the estimated life of the units which are currently estimated to be three years. Revenues from the prepayment of monitoring fees (generally paid twelve months in advance) are initially recorded as deferred revenue upon receipt of payment from the customer and then amortized to revenue over the monitoring service period. See Notes 11 and 12 for the disaggregation of our revenue for the periods presented.

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

For our Acorn options, the expected volatility factor used to value stock options in 2020 was based on the historical volatility of the market price of our common stock over a period equal to the expected term of the options. For the expected term of the option, we used an estimate of the expected option life based on historical experience. The risk-free interest rate used is based upon U.S. Treasury yields for a period consistent with the expected term of the options. We assumed no quarterly dividend rate. We recognize stock-based compensation expense on an accelerated basis over the requisite service period. Due to the numerous assumptions involved in calculating share-based compensation expense, the expense recognized in our consolidated financial statements may differ significantly from the value realized by employees on exercise of the share-based instruments. In accordance with the prescribed methodology, we do not adjust our recognized compensation expense to reflect these differences.

For the years ended December 31, 2020 and 2019, we incurred stock compensation expense with respect to options of approximately $35,000 and $22,000, respectively.

See Note 8 to the consolidated financial statements for the assumptions used to calculate the fair value of share-based employee compensation for our Acorn options.

RESULTS OF OPERATIONS

The selected consolidated statement of operations data for the years ended December 31, 2020 and 2019 and consolidated balance sheet data as of December 31, 2020 and 2019 has been derived from our audited consolidated financial statements included in this Annual Report. The selected consolidated statement of operations data for the years ended December 31, 2018, 2017 and 2016 has been derived from our consolidated financial statements not included herein.

This data should be read in conjunction with our consolidated financial statements and related notes included herein and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Statement of Operations Data:

	For the Years Ended December 31,
	2020	2019
	(in thousands, except per share data)
Revenue	$5,922	$5,490
Cost of sales	1,791	1,900
Gross profit	4,131	3,590
Research and development expenses, net	619	559
Selling, general and administrative expenses	3,822	3,730
Operating loss	(310)	(699)
Finance income (expense), net	(35)	2
Gain on PPP loan extinguishment	421	—
Income (loss) before income taxes	76	(697)
Income tax expense	—	—
Net income (loss) after income taxes	76	(697)
Gain on sale of interest in DSIT	—	50
Net income (loss)	76	(647)
Non-controlling interest share of (income) loss	(7)	29
Net income (loss) attributable to Acorn Energy, Inc. shareholders	$69	$(618)
Basic and diluted net income (loss) per share attributable to Acorn Energy, Inc. shareholders:
Net loss per share attributable to Acorn Energy, Inc. shareholders – basic and diluted	$0.00	$(0.02)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic	39,674	35,495
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – diluted	39,713	35,495

The following table sets forth certain information with respect to revenues and profits of our reportable business segments for the years ended December 31, 2020 and 2019 (dollars in thousands), including the percentages of revenues attributable to such segments. (See Note 12 to our consolidated financial statements for the definitions of our reporting segments).

	PG	CP	Total
Year ended December 31, 2020:
Revenues from external customers	$4,988	$934	$5,922
Percentage of total revenues from external customers	84%	16%	100%
Segment gross profit	3,626	505	4,131

Year ended December 31, 2019:
Revenues from external customers	$4,282	$1,208	$5,490
Percentage of total revenues from external customers	78%	22%	100%
Segment gross profit	3,030	560	3,590

2020 COMPARED TO 2019

Revenue. In 2020, OmniMetrix recorded total revenue of approximately $5,922,000, as compared to total revenue of approximately $5,490,000 in 2019, for an increase of approximately $432,000 (8%). As previously stated, OmniMetrix has two divisions: PG and CP. The PG segment includes our monitoring device for generators, industrial air compressors and dryers, and a new line of annunciators. In 2020, revenue of approximately $4,988,000 was attributed to the PG segment and revenue of approximately $934,000 was attributed to the CP segment, as compared to the 2019 revenue of approximately $4,282,000 that was attributed to the PG segment and approximately $1,208,000 that was attributed to the CP segment. PG revenue increased from approximately $4,282,000 in 2019 to approximately $4,988,000 in 2020 (16%) while CP revenue decreased from approximately $1,208,000 in 2019 to approximately $934,000 in 2020 (23%). Increased revenue in PG was due to an increase in monitoring revenue of 15% from approximately $3,327,000 in 2019 to approximately $3,819,000 in 2020. The increase in monitoring revenue is the result of an increase in the number of units being monitored. The increase in monitoring revenue was offset by a decrease in hardware revenue which decreased 3% from approximately $2,163,000 in 2019 to approximately $2,103,000 in 2020. The decrease in hardware revenue is primarily due to a decrease of hardware sales in the CP segment. CP hardware revenue decreased approximately $290,000 (30%) as a result of the longer sales and closing cycle of a CP sale compared to a PG sale and the impact of COVID-19 on our ability to meet with potential customers and to act timely and effectively on sales leads. A CP sales cycle can typically take twelve to eighteen months from customer introduction to closing. This decrease in CP hardware revenue was offset by an increase in PG hardware revenue of approximately $230,000 (19%).

Gross profit. Gross profit for 2020 was approximately $4,131,000 reflecting a gross margin of 70% on revenue, compared with a gross profit of approximately $3,590,000 reflecting a 65% gross margin in 2019. The increased gross profit in 2020 was due to a change in the revenue mix with a higher percentage of our total revenue being monitoring revenue which has a higher gross margin as well as to higher gross margin realized on hardware revenue. Gross margin on hardware revenue increased in 2020 to 44% from 38% in 2019. This increase was the result of increased gross margins for PG hardware which grew from 34% in 2019 to 40% in 2020. The increased margin was the result of reduced costs in our PG units as we benefit from our redesigned products. CP hardware gross margin increased to 49% in 2020 from 43% in 2019 due to product mix. Gross margin on monitoring revenue remained strong at 84% during 2020 and 2019.

Research and development. During 2020, OmniMetrix recorded approximately $619,000 of R&D expense as compared to approximately $559,000 in 2019, an increase of approximately $60,000 (11%). The increase in R&D expense in 2020 is related to the continued development of next generation PG and CP products and exploration into new possible product lines. We expect a moderate increase in R&D expense in 2021 as we continue to work on certain initiatives to redesign products and expand product lines to increase the level of innovation and gain more market share.

Selling, general and administrative expense (“SG&A”). Consolidated SG&A expense in 2020 increased by approximately $92,000 (2%) as compared to 2019. Corporate overhead increased by approximately $14,000 from approximately $876,000 in 2019 to approximately $890,000 in 2020 due to additional professional fees incurred. OmniMetrix’s SG&A increased approximately $79,000 (3%) from approximately $2,854,000 in 2019 to approximately $2,932,000 in 2020. This increase was primarily due to increases in occupancy expense (in 2019 these expenses were primarily applied to a restructuring accrual) and personnel costs offset by a reduction in travel and sales tax expenses. We anticipate that our annual SG&A costs in 2021 will increase approximately 15% due to having a fully staffed and expanded sales team and due to our continuing investments in technology and operations.

Finance expense, net. Finance expense in 2020 was primarily comprised of interest expense and service charges of approximately $28,000 associated with OmniMetrix’s line of credit, miscellaneous net interest expense of approximately $3,000 and currency exchange loss of approximately $4,000. Finance expense in 2019 was primarily comprised of interest expense and service charges of approximately $23,000 associated with OmniMetrix’s line of credit, miscellaneous net interest income of approximately $2,000 and currency exchange net gain of approximately $23,000.

Loss on sale of DSIT. In the first quarter of 2018, we closed on the sale of our remaining interests in DSIT Solutions Ltd. In 2019, we received an additional tax benefit of approximately $50,000 that reduced the loss on the sale of DSIT.

Gain on PPP loan extinguishment. On April 24, 2020, Acorn Energy, Inc. received Paycheck Protection Program (“PPP”) loan proceeds in the amount of $41,600. On April 30, 2020, OmniMetrix, LLC received PPP loan proceeds in the amount $419,800.

Under the PPP of the Coronavirus Aid, Relief and Economic Security Act (the “Act”), up to the full principal amount of a loan and any accrued interest can be forgiven if the borrower uses all of the loan proceeds for forgivable purposes (payroll, benefits, lease/mortgage payments and/or utilities) required under the Act and any rule, regulation, or guidance issued by the Small Business Administration (the “SBA”) pursuant to the Act (collectively, the “Forgiveness Provisions”). The amount of forgiveness of the PPP loan depends on the borrower’s payroll costs over either an eight-week or twenty-four-week period beginning on the date of funding. Any processes or procedures established under the Forgiveness Provisions must be followed and any requirements of the Forgiveness Provisions must be fully satisfied to obtain such loan forgiveness. Pursuant to the provisions of the Act, the first six monthly payments of principal and interest will be deferred. Interest will accrue during the deferment period. The borrower must pay principal and interest payments on the fifth day of each month beginning seven months from the date of the applicable promissory note.

On October 20, 2020, OmniMetrix submitted its PPP Loan Forgiveness Application to the SBA. On November 5, 2020, the SBA confirmed that OmniMetrix’s application for forgiveness had been approved and that its PPP loan, in the amount of $419,800 plus accrued interest of $2,162, had been forgiven.

We elected not to apply for forgiveness of the PPP loan proceeds received by our parent entity in the amount of $41,600 plus accrued interest of $206. This loan was repaid to the lender effective October 22, 2020.

Net loss attributable to Acorn Energy. We had net income attributable to Acorn Energy of approximately $69,000 in 2020 as compared with a net loss of approximately $618,000 in 2019. Our income in 2020 is comprised of net income at OmniMetrix of approximately $549,000, corporate expense of approximately $894,000 offset by the gain on the extinguishment of the PPP loan of approximately $421,000 and approximately $7,000 representing the non-controlling interest share of our income in OmniMetrix. Our loss in 2019 is comprised of net income at OmniMetrix of approximately $184,000, corporate expense of approximately $852,000 partially offset by the gain of approximately $50,000 related to the tax recovery on the sale of our remaining interest in DSIT, which occurred in February 2018, and by $29,000 representing the non-controlling interest share of our loss in OmniMetrix.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2020, we had a negative working capital of approximately $95,000. Our working capital includes approximately $2,063,000 of cash and deferred revenue of approximately $3,214,000. Such deferred revenue does not require significant cash outlay for the revenue to be recognized. Net cash increased during the year ended December 31, 2020 by approximately $816,000, of which approximately $464,000 was provided by operating activities, approximately $101,000 was used in investing activities, and approximately $453,000 was provided by financing activities, of which approximately $421,000 was net proceeds from the SBA PPP loan.

During the year ended December 31, 2020, our operating activities provided approximately $464,000. Our OmniMetrix subsidiary provided approximately $1,366,000 from its operations while our corporate headquarters used approximately $902,000 in its operating activities during the same period.

Net cash of approximately $101,000 was used in investing activities in 2020 which was primarily investments in software.

Net cash of approximately $453,000 was provided by financing activities which was comprised of approximately $421,000 in proceeds, net of repayments, from the PPP loan, approximately $13,000 in net proceeds from OmniMetrix’s line of credit described above under the heading “OVERVIEW AND TREND INFORMATION — OmniMetrix Line of Credit”, and approximately $19,000 in proceeds from the exercise of stock options.

As previously discussed, we elected not to renew OmniMetrix’s line of credit and it expired in accordance with its terms on February 28, 2021. If we decide to pursue additional financing for OmniMetrix in the future, it may be in the form of a bank line, a new loan or investment by others, an equity raise by Acorn which could then facilitate a loan by Acorn to OmniMetrix, or a combination of the above. The availability and amount of any additional loans from us to OmniMetrix may be limited by the working capital needs of our corporate activities. Whether Acorn will have the resources necessary to provide funding, or whether alternative funds, such as third-party loans, will be available at the time and on terms acceptable to Acorn and OmniMetrix cannot be determined at this time.

Rights Offering

On June 28, 2019, we completed a rights offering, raising approximately $2,186,000 in proceeds, net of approximately $208,000 in expenses. Pursuant to the rights offering, our securityholders and parties to a backstop agreement purchased 9,975,553 shares of our common stock for $0.24 per share.

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

Purchase of Non-Controlling Interest

In 2015, one of our then-current directors (the “Investor”) acquired a 20% interest in our OMX Holdings, Inc. subsidiary (“Holdings”) through the purchase of $1,000,000 of OmniMetrix Preferred Stock (“Preferred Stock”). Holdings is the holder of 100% of the membership interests of OmniMetrix, LLC through which we operate our PG and CP monitoring activities. The $1,000,000 investment by the Investor was recorded as an increase in non-controlling interests.

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

Other Liquidity Matters

OmniMetrix owes Acorn approximately $4,575,000 for loans, accrued interest and expenses advanced to it by Acorn. OmniMetrix has made monthly payments to Acorn of varying amounts, $570,000 in the aggregate, since the second quarter of 2019. OmniMetrix will continue to make payments to Acorn against this balance while as long as OmniMetrix is generating sufficient cash to allow such repayments.

We had approximately $2,063,000 of cash on December 31, 2020, and approximately $1,812,000 on March 11, 2021. We believe that our current cash plus the cash expected to be generated from operations and borrowing from available lines of credit will provide sufficient liquidity to finance the operating activities of Acorn and the operations of its operating subsidiaries for at least the next twelve months.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of December 31, 2020.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Years Ending December 31, (in thousands)
	Total	2021	2022-2023	2024-2025	2026 and thereafter
Software agreements	$101	$70	$31	$—	$—
Operating leases	603	121	253	229	—
Contractual services	211	160	51	—	—
Total contractual cash obligations	$915	$351	$335	$229	$—

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

Concentrations of Credit Risk

The Company’s financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company’s cash was deposited with a U.S. bank and amounted to approximately $2,063,000 at December 31, 2020. Approximately 32% of the accounts receivable at December 31, 2020 was due from two customers, 20% from one and 12% from another, who pay their receivables over usual credit periods. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base. The Company does not believe there is significant risk of non-performance by these counterparties.

Interest Rate Risk

In March 2019, OmniMetrix reinstated its loan and security agreement which provided OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1 million. Debt incurred under this financing arrangement bore interest at the greater of 6% and prime plus 1.5% per year. In addition, OmniMetrix paid a monthly service charge of 0.75% of the average aggregate principal amount outstanding for the prior month, for an effective rate of interest on advances of 15%. OmniMetrix also agreed to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of two years beginning March 1, 2019. From time to time, the balance outstanding fell below $150,000 based on collections applied against the loan balance and the timing of loan draws. We elected not to renew this line of credit and allowed it to expire in accordance with its terms on February 28, 2021. OmniMetrix no longer has interest rate risk related to debt.

COVID-19 Pandemic Risk to Supply Chain

As discussed above under the “RISK FACTORS” heading, the COVID-19 pandemic could substantially interfere with general commercial activity related to our supply chain and customer base, which could have a material adverse effect on our financial condition, results of operations, business, or prospects. Some of the electronic devices and hardware we purchase, like antennas, radios, and GPS modules are very specific to our application; there are not likely to be practical alternatives. In some cases, our circuit boards were designed around specific electronic hardware that met our specifications. We continue to work closely with our contract manufacturers and suppliers in order to mitigate as much as possible the risks to our supply chain for these critical devices and hardware, including identifying any lead-time issues and any potential alternate sources. We also continue to examine all currently open purchase orders in an effort to identify whether we need to issue additional orders to secure product that is critical, already has questionable lead times and/or is unique to our requirements. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations. Further, if our customers’ businesses are similarly affected as a result of the pandemic, they might delay or reduce purchases from us, which could adversely affect our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Furnished at the end of this report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, due to the material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2020.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon the document “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment and those criteria, management concluded that due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2020.

The Company employs a decentralized internal control methodology, coupled with management’s oversight, whereby its subsidiary is responsible for mitigating its risks to financial reporting by implementing and maintaining effective control policies and procedures and subsequently translating that respective risk mitigation up and through to the parent level and to the Company’s external consolidated financial statements. Also, as the Company’s subsidiary is not large enough to effectively mitigate certain risks by segregating incompatible duties, management must employ compensating mechanisms throughout the Company in a manner that is feasible within the constraints it operates.

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

Although a material weakness is defined as a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis, this material weakness did not result in any material misstatements of the Company’s consolidated financial statements and disclosures for any interim periods during, or for the annual period ended December 31, 2020.

Remediation Actions

Management will continue to focus on strengthening the Company’s internal controls. Management expects to make progress towards reducing the risk that the material weakness could result in a material misstatement of the Company’s annual or interim consolidated financial statements. As business conditions allow and resources permit, management will continue to systematically build the necessary capabilities and infrastructure to implement corrective action.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is certain information concerning the directors and certain officers of the Company:

Name	Age	Position
Jan H. Loeb	62	Director, President and Chief Executive Officer of the Company and Acting CEO of OmniMetrix
Gary Mohr	62	Director and member of our Audit, Nominating and Compensation Committees
Michael F. Osterer	75	Director and member of our Audit, Nominating and Compensation Committees
Samuel M. Zentman	75	Director, Chairman of our Audit Committee and member of our Nominating and Compensation Committees
Tracy S. Clifford	52	Chief Financial Officer of the Company and COO of OmniMetrix

Jan H. Loeb has served as our President and CEO since January 28, 2016 and as Acting CEO of OmniMetrix since December 1, 2019. He was appointed to our Board in August 2015 pursuant to the terms of our loan and security agreement with Leap Tide Capital Partners III, LLC (the “Leap Tide Loan Agreement”). He was also appointed to the Board of our then subsidiary DSIT in August 2015 pursuant to the terms of the Leap Tide Loan Agreement and held that position until the sale of our remaining interest in DSIT in February 2018. Mr. Loeb has more than 40 years of money management and investment banking experience. He has been the Managing Member of Leap Tide Capital Management LLC since 2007. From 2005 to 2007, he served as the President of Leap Tide’s predecessor, Leap Tide Capital Management Inc., which was formerly known as AmTrust Capital Management Inc. He served as a Portfolio Manager of Chesapeake Partners from February 2004 to January 2005. From January 2002 to December 2004, he served as Managing Director at Jefferies & Company, Inc. From 1994 to 2001, he served as Managing Director at Dresdner Kleinwort Wasserstein, Inc. (formerly Wasserstein Perella & Co., Inc.). He served as a Lead Director of American Pacific Corporation from July 8, 2013 to February 27, 2014, and also served as its Director from January 1997 to February 27, 2014. He served as an Independent Director of Pernix Therapeutics Holdings Inc. (formerly, Golf Trust of America, Inc.) from 2006 to August 31, 2011. He served as a Director of TAT Technologies, Ltd. from August 2009 to December 21, 2016. He served as a Director of Keweenaw Land Association, Ltd. from December 2016 until May 2019.

Key Attributes, Experience and Skills. Mr. Loeb brings to the Acorn Board significant financial expertise, cultivated over more than 40 years of money management and investment banking experience, together with a background in public company management and audit committee experience.

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

Samuel M. Zentman has been one of our directors since November 2004 and currently serves as Chairman of our Audit Committee and as a member of our Compensation and Nominating Committees. From 1980 until 2006, Dr. Zentman was the president and chief executive officer of a privately-held textile firm, where he also served as vice president of finance and administration from 1978 to 1980. From 1973 to 1978, Dr. Zentman served in various capacities in the Information Systems department at American Motors Corporation including Director of the Corporate Data Center and the Engineering Computer Centers. He holds a Ph.D. in Complex Analysis. Dr. Zentman serves on the board of Hinson & Hale Medical Technologies, Inc., as well as several national charitable organizations devoted to advancing the quality of education.

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

Section 16(a) Beneficial Ownership Reporting Compliance; Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. These persons are also required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Further, we have implemented measures to assure timely filing of Section 16(a) reports by our executive officers and directors. Based solely on our review of such forms or written representations from certain reporting persons, we believe that during 2020 our executive officers and directors complied with the filing requirements of Section 16(a).

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)		All Other Compensation ($)	Total ($)
Jan H. Loeb	2020	312,000	(3)	—	7,974	(5)	—	199,974
President and CEO of the Company and Acting CEO of OmniMetrix (1)	2019	174,000	(3)	—	—		—	174,000

Tracy S. Clifford	2020	198,000	(4)	—	8,319	(6)	—	146,319
CFO of the Company and COO of OmniMetrix (2)	2019	129,000	(4)	—	6,353	(7)	—	135,353

(1)	Mr. Loeb began serving as President and CEO of the Company on January 28, 2016 and as Acting CEO of OmniMetrix on December 1, 2019.

(2)	Ms. Clifford began serving as CFO of the Company on June 1, 2018 and as COO of OmniMetrix on December 1, 2019.
(3)	Represents the consulting fee paid for the provision of Mr. Loeb’s services to the Company as President and CEO of the Company and Acting CEO of OmniMetrix.
(4)	Represents the consulting fee paid for the provision of Ms. Clifford’s services as CFO of the Company and COO of OmniMetrix.
(5)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 35,000 options granted on January 30, 2020 with an exercise price of $0.37. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 1.38% (ii) an expected term of 3.62 years (iii) an assumed volatility of 109% and (iv) no dividends.
(6)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 50,000 options granted on June 8, 2020 with an exercise price of $0.23. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of .4% (ii) an expected term of 4.0 years (iii) an assumed volatility of 109% and (iv) no dividends.
(7)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 30,000 options granted on June 25, 2019 with an exercise price of $0.28. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 1.7% (ii) an expected term of 4.0 years (iii) an assumed volatility of 122% and (iv) no dividends.

Executive Compensation for 2019 and 2020

Jan H. Loeb. On April 9, 2018, the Company entered into a consulting agreement (the “2018 Consulting Agreement”) with Mr. Loeb extending its arrangements for compensation of Mr. Loeb for his services as President and CEO of the Company.

Pursuant to the 2018 Consulting Agreement, Mr. Loeb received cash compensation of $12,000 per month commencing May 1, 2018, and $16,000 per month commencing August 15, 2019. When he assumed the additional position of Acting CEO of OmniMetrix, his monthly cash compensation was increased to $26,000 effective December 1, 2019. He was eligible for bonuses during the term of the 2018 Consulting Agreement: $150,000 upon consummation of a corporate acquisition transaction approved by the Company’s Board, and $150,000 upon consummation of a corporate financing/funding transaction approved by the Company’s Board. On August 13, 2019, Mr. Loeb waived his right to receive the $150,000 bonus otherwise due to him under the terms of the 2018 Consulting Agreement in connection with the consummation of the Company’s June 2019 Rights Offering. The 2018 Consulting Agreement expired on December 31, 2019.

On January 30, 2020, the Company entered into a new consulting agreement (the “2020 Consulting Agreement”) with Mr. Loeb, extending its arrangements for compensation of Mr. Loeb for his services as President and CEO of the Company and as principle executive officer of the Company’s OmniMetrix subsidiary in the capacity of Acting CEO.

Pursuant to the 2020 Consulting Agreement, Mr. Loeb received cash compensation, effective retroactively as of January 1, 2020, of $16,000 per month for service as President and CEO of the Company, and an additional $10,000 per month for service as Acting CEO of OmniMetrix. Mr. Loeb also received a grant of options on January 30, 2020, to purchase 35,000 shares of the Company’s common stock, which are exercisable at an exercise price equal to the December 31, 2019, closing price of the common stock of $0.37 per share. Twenty-five percent (25%) of the options were vested immediately; the remaining options vested in three equal increments on April 1, 2020, July 1, 2020 and October 1, 2020. The exercise period and other terms are otherwise substantially the same as the terms of the options granted by the Company to its outside directors.

The 2020 Consulting Agreement expired on December 31, 2020; the Company and Mr. Loeb have entered into a new Consulting Agreement for 2021 as described below.

Tracy S. Clifford. On June 1, 2018, Tracy S. Clifford was appointed CFO of the Company, replacing outgoing CFO, Michael Barth, who resigned from this position as of that date. Concurrent with the appointment of Ms. Clifford as CFO, the Company entered into a consulting arrangement with Ms. Clifford pursuant to which she initially received a monthly fee of $8,500, increased to $9,500 effective November 1, 2018 as allowed by the agreement for the additional hours worked in excess of the average monthly hours covered by the original retainer, in exchange for her services as CFO. Her monthly fee was increased to $11,500 effective August 15, 2019. Ms. Clifford was appointed to the additional position of COO of OmniMetrix on November 18, 2019 and her monthly fee was increased to $16,500 effective December 1, 2019. Ms. Clifford received a grant on June 25, 2019 of options to purchase 30,000 shares of our common stock, with an exercise price of $0.28 per share, which was the closing price of the common stock on June 24, 2019. The options vested and became exercisable on the first anniversary of the date of grant and shall expire upon the earlier of (a) seven years from the date of the grant or (b) 18 months from the date Ms. Clifford ceases to be a consultant to the Company. She also received a grant on June 8, 2020 of options to purchase 50,000 shares of our common stock, with an exercise price of $0.23 per share, which was the closing price of the common stock on June 23, 2020, and similar vesting and expiration terms as her 2019 option grant.

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

Jan H. Loeb. On February 2, 2021, the Company entered into a new consulting agreement (the “2021 Consulting Agreement”) with Jan H. Loeb, extending its arrangements for compensation of Mr. Loeb for his services as President and CEO of the Company and as principle executive officer of the Company’s OmniMetrix subsidiary in the capacity of Acting CEO.

Pursuant to the 2021 Consulting Agreement, Mr. Loeb will receive cash compensation, effective retroactively as of January 1, 2021, of $16,000 per month for service as President and CEO of the Company, and an additional $10,000 per month for so long as he serves as Acting CEO of OmniMetrix. Mr. Loeb also received a grant of options on February 2, 2021, to purchase 35,000 shares of the Company’s common stock, which are exercisable at an exercise price equal to the February 1, 2021, closing price of the common stock of $0.48 per share. Twenty-five percent (25%) of the options were vested immediately; the remaining options shall vest in three equal increments on April 1, 2021, July 1, 2021 and October 1, 2021. The exercise period and other terms are otherwise substantially the same as the terms of the options granted by the Company to its outside directors.

Tracy S. Clifford serves as both CFO of the Company and COO of OmniMetrix pursuant to a Consulting Agreement with Tracy Clifford Consulting, LLC, for the provision of Ms. Clifford’s services. In such capacity, Ms. Clifford acts as a consultant to, and not an employee of, Acorn. The current term of the Consulting Agreement began on June 1, 2020, and expires on June 1, 2021. The Consulting Agreement automatically renews for an additional year upon the expiration of each one-year term. Pursuant to the Consulting Agreement, Ms. Clifford currently receives cash compensation of $16,500 per month. At the beginning of each one-year term of the Consulting Agreement, Ms. Clifford also receives a grant of options to purchase 30,000 shares of the Company’s common stock, with an exercise price equal to the closing price of the common stock on trading day immediately preceding the commencement of such one-year term. The options will vest and become exercisable on the first anniversary of the date of grant and shall expire upon the earlier of (a) seven years from the date of grant or (b) 18 months from the date Ms. Clifford ceases to be a consultant to the Company.

Outstanding Equity Awards at 2020 Fiscal Year End

The following tables set forth all outstanding equity awards made to each of the Named Executive Officers that were outstanding at December 31, 2020.

OPTIONS TO PURCHASE ACORN ENERGY, INC. STOCK
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Jan H. Loeb	25,000	—	0.20	August 13, 2022
	35,000	—	0.36	January 8, 2024
	35,000	—	0.35	January 1, 2025
	35,000	—	0.37	January 1,2027

Tracy S. Clifford	30,000	—	0.41	June 1, 2025
	30,000	—	0.28	June 24, 2026
	—	50,000	0.23	June 8, 2027

WARRANTS TO PURCHASE ACORN ENERGY, INC. STOCK
Name	Number of Securities Underlying Unexercised Warrants (#) Exercisable	Number of Securities Underlying Unexercised Warrants (#) Unexercisable	Warrant Exercise Price ($)	Warrant Expiration Date
Jan H. Loeb	35,000(1)	—	0.13	March 16, 2023

Tracy S. Clifford	—	—	—	—

(1) Warrants held by Leap Tide Capital Management, LLC.

Option and Warrant Exercises

None.

Non-qualified Deferred Compensation

The following table provides information on the executive non-qualified deferred compensation activity for each of our named executive officers for the year ended December 31, 2020.

Named Executive Officer	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings (Losses) in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Jan H. Loeb	$—	$—	$—	$—	$—

Tracy S. Clifford	—	—	—	—	—

Payments and Benefits Upon Termination or Change in Control

Jan H. Loeb

Under the terms of the consulting agreement with Mr. Loeb, there are no amounts due under any termination scenario.

Tracy S. Clifford

Under the terms of the consulting agreement with Ms. Clifford, there are no amounts due under any termination scenario.

Compensation of Directors

The Board reviews non-employee director compensation on an annual basis. Our compensation policy for non-employee Directors for 2020 was as follows:

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

The following table sets forth information concerning the compensation earned for service on our Board of Directors during the fiscal year ended December 31, 2020 by each individual (other than Mr. Loeb who was not separately compensated for his Board service) who served as a Director at any time during the fiscal year.

DIRECTOR COMPENSATION IN 2020

Name	Fees Earned or Paid in Cash ($)		Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Samuel M. Zentman	25,000	(2)	2,383	—	27,383
Gary Mohr	17,000	(3)	2,383	—	19,383
Michael F. Osterer	17,000	(3)	2,383	—	10,883

(1)	On January 8, 2020, Samuel M. Zentman, Gary Mohr, and Michael F. Osterer were each granted 10,000 options to acquire stock in the Company. The options had an exercise price of $0.38 and were to expire on January 8, 2027. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 1.6% (ii) an expected term of 3.7 years (iii) an assumed volatility of 111% and (iv) no dividends.
(2)	Represents the annual retainer of $15,000 as a non-employee director and $10,000 received for services rendered as Chairman of the Audit Committee.
(3)	Represents the annual retainer of $15,000 as a non-employee director plus $2,000 received for services rendered as a member of the Audit Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

OWNERSHIP OF THE COMPANY’S COMMON STOCK

The following table and the notes thereto set forth information, as of March 11, 2021, concerning beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of common stock by (i) each director of the Company, (ii) each executive officer (iii) all executive officers and directors as a group, and (iv) each holder of 5% or more of the Company’s outstanding shares of common stock.

Name and Address of Beneficial Owner (1) (2)	Number of Shares of Common Stock Beneficially Owned (2)		Percentage of Common Stock Outstanding (2)
Jan H. Loeb	7,943,014	(3)	19.9%
Gary Mohr	1,133,480	(4)	2.9%
Michael F. Osterer	2,864,641	(5)	7.2%
Samuel M. Zentman	193,278	(6)	*
Tracy S. Clifford	60,000	(7)	*
All executive officers and directors of the Company as a group (5 people)	11,361,081	(8)	28.3%

* Less than 1%

(1)	Unless otherwise indicated, the address for each of the beneficial owners listed in the table is in care of the Company, 1000 N West Street, Suite 1200, Wilmington, Delaware 19801.

(2)	Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of a given date which such person has the right to acquire within 60 days after such date. Percentage information is based on the 39,687,589 shares outstanding as of March 11, 2021.

(3)	Consists of 2,021,831 shares held by Mr. Loeb directly, 1,366,666 shares held by PENSCO Trust Company Custodian FBO JAN LOEB IRA, 4,372,017 shares held by Leap Tide Capital Acorn LLC, 147,500 shares underlying currently exercisable options held by Mr.Loeb, and 35,000 currently exercisable warrants held by Leap Tide Capital Management LLC. Mr. Loeb is the sole manager of each of Leap Tide Capital Acorn LLC and Leap Tide Capital Management LLC, with sole voting and dispositive power over the securities held by such entities. Mr. Loeb disclaims beneficial ownership of the securities held by Leap Tide Capital Acorn LLC and Leap Tide Capital Management LLC except to the extent of his pecuniary interest therein.

(4)	Consists of 258,481 shares held by Mr. Mohr, 833,332 shares held by UE Systems Inc., and 41,667 shares underlying currently exercisable options.

(5)	Consists of 1,984,392 shares held by Mr. Osterer, 833,332 shares held by UE Systems Inc., and 46,917 shares underlying currently exercisable options.

(6)	Consists of 80,615 shares and 112,663 shares underlying currently exercisable options.

(7)	Consists solely of currently exercisable options.

(8)	Consists of 10,917,334 shares, 408,747 shares underlying currently exercisable options and 35,000 shares underlying currently exercisable warrants.

EQUITY COMPENSATION PLAN INFORMATION

The table below provides certain information concerning our equity compensation plans as of December 31, 2020.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	244,622	$1.16	—
Equity Compensation Plans Not Approved by Security Holders	512,879	$.33	1,717,394
Total	757,501	$.60	1,717,394

The grants made under our equity compensation plans not approved by security holders includes 476,000 options which were granted under our 2006 Stock Incentive Plan following the original expiration of the Plan on February 8, 2017, and 1,879 options granted in 2015 under our 2006 Stock Option Plan for Non-Employee Directors but in excess of the maximum number of options available for grant under such plan as approved by stockholders. These grants were made to directors and officers at exercise prices equal to the fair market value on the date of the grant. The options generally vest over a one-year period and expire seven years from the date of the grant. The grants made under our equity compensation plans not approved by security holders also includes 35,000 warrants issued as compensation to underwriters for services provided in connection capital raise transactions. In February 2019, the Company’s Board ratified all option grants made under our 2006 Stock Incentive Plan following the original expiration of the Plan on February 8, 2017 and extended the expiration date of the Amended and Restated 2006 Stock Incentive Plan until December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions With Related Persons

Rights Offering

On June 28, 2019, we completed a rights offering, raising approximately $2,184,000 in proceeds, net of approximately $210,000 in expenses. Pursuant to the rights offering, our securityholders and parties to a backstop agreement purchased 9,975,553 shares of our common stock for $0.24 per share.

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

Purchase of Non-Controlling Interest

On May 14, 2018, Holdings and one of our then current directors (the “Investor”) entered into an agreement whereby effective May 1, 2018, the dividend on the Preferred Stock was reduced to 8%. In addition, all the amounts due to the Investor (accrued dividends, loan and accrued interest) and all future dividends that would accrue on the Preferred Stock through June 30, 2020, were to be paid by Holdings pursuant to an agreed-upon payment schedule which was scheduled to end on June 30, 2020. During the three months ended June 30, 2019, the Company accrued $20,000 for the quarterly dividend. During the six months ended June 30, 2019, the Company accrued $40,000 in quarterly dividends in the aggregate. At June 30, 2019, the obligation to the Investor was $323,000, representing unpaid accrued dividends.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Accounting Fees

Friedman LLP

The following table summarized the fees billed to Acorn for professional services rendered by Friedman LLP for the years ended December 31, 2020 and 2019.

	2020	2019
Audit fees	$77,455	$115,600
Audit – related fees	—	400
Tax fees	15,249	10,500
All other fees	—	—
Total	$92,704	$126,500

Audit Fees were for professional services rendered for the audits of the consolidated financial statements of the Company, assistance with review of documents filed with the SEC, consents, and other assistance required to be performed by our independent accountants.

Audit-Related Fees were for travel costs and administrative fees associated with our audit.

Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of the auditor. The Audit Committee pre-approved all audit and non-audit services rendered by our principal accountant in 2020 and 2019.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial Statements of the Registrant

The consolidated financial statements of the Registrant and the report thereon of the Registrant’s Independent Registered Public Accounting Firm is included in this Annual Report beginning on page F-1.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

(a)(3) List of Exhibits

No.

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

3.2	By laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S 1 (File No. 33 44027) (the “1992 Registration Statement”)).

3.3	Amendments to the By Laws of the Registrant adopted December 27, 1994 (incorporated herein by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K dated January 10, 1995).

4.1	Specimen certificate for the common stock (incorporated herein by reference to Exhibit 4.2 to the 1992 Registration Statement).

4.2	Form of Representative Warrant (incorporated herein by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed October 15, 2013)

4.3	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed December 20, 2010).

4.4	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.01 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

4.5	Form of Investor Warrant (incorporated herein by reference to Exhibit 4.02 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

4.6	Registration Rights Agreement, dated as of October 31, 2014 (incorporated herein by reference to Exhibit 4.03 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

4.7	Amended and Restated Articles of Incorporation of OMX Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016)

4.8	Form of Warrant, dated as of March 16, 2016, of Acorn Energy, Inc., issued to Leap Tide Capital Management LLC (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.1*	Acorn Energy, Inc. 2006 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to the appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A filed July 26, 2012, and the Registrant’s Additional Definitive Proxy Soliciting Materials on Schedule 14A filed August 28, 2012).

10.2*	Acorn Energy, Inc. Amended and Restated 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual report on Form 10-K for the year ended December 31, 2018).

10.3*	Forms of Option Award Certificate and Option Award Agreement under the Registrant’s Amended and Restated 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual report on Form 10-K for the year ended December 31, 2018).

10.4*	Forms of Option Award Certificate and Option Award Agreement under the Registrant’s Amended and Restated 2006 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.53 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.5*	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual report on Form 10-K for the year ended December 31, 2011).

10.6	Form of Registration Rights Agreement between Acorn Energy, Inc. and the Backstop Purchasers (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1/A filed on June 4, 2019).

#10.7*	Consulting Agreement, dated as of January 1, 2021, by and between Acorn Energy, Inc. and Jan H. Loeb.

10.8*	Consulting Agreement, dated as of June 1, 2018, by and between Acorn Energy, Inc. and Tracy Clifford Consulting, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

#21.1	List of subsidiaries.

#23.1	Consent of Friedman LLP.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-K for the year ended December 31, 2020, filed on March 16, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wilmington, State of Delaware, on March 16, 2021.

ACORN ENERGY, INC.

By:	/s/ Jan H. Loeb
Jan H. Loeb
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jan H. Loeb	President, Chief Executive Officer and	March 16, 2021
Jan H. Loeb	Director (Principal Executive Officer)

/s/ Tracy S. Clifford	Chief Financial Officer (Principal Financial	March 16, 2021
Tracy S. Clifford	Officer and Principal Accounting Officer)

/s/ Gary Mohr	Director	March 16, 2021
Gary Mohr

/s/ Michael F. Osterer	Director	March 16, 2021
Michael F. Osterer

/s/ Samuel M. Zentman	Director	March 16, 2021
Samuel M. Zentman

ACORN ENERGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Acorn Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acorn Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the board of directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Identifying and evaluating the timing of revenue recognition

Description of the Matter

As described in Note 2 of the financial statements, the Company’s revenue recognition policy is consistent with applicable revenue recognition guidance and interpretations. Since the Company’s products are typically associated with a subscription based service, revenue related to those products is deferred and recognized over the applicable service period. The principal considerations for our determination that performing procedures relating to revenue recognition, specifically the identification and evaluation of the timing of revenue recognition, is a critical audit matter are that there was a significant amount of judgment exercised by management in identifying and evaluating whether hardware sold has a standalone value and the period over which monitoring and hardware sales should be recognized. Auditor judgement is involved in performing our audit procedures to evaluate whether the timing of revenue recognition on hardware and monitoring sales was appropriately stated.

How We Addressed the Matter in Our Audit

Our audit procedures over determining the time period over which revenue is recognized involved, among others, review over management’s analysis of estimated customer life, substantive testing of account balances through obtaining invoices, customer contracts and bill of ladings, in order to evaluate whether revenue was recognized in the appropriate period. Other procedures performed included the evaluation of terms and conditions in contracts, obtaining an understanding of the technology behind the Company’s hardware, and the determination of the appropriate amount and timing of revenue recognition based on the contractual terms, assessing the recognition term and evaluated the appropriateness of management’s application of their accounting policies, testing the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

Going concern – Assessing the probability of the Company’s ability to continue as a going concern

Description of the Matter

As described in Note 1 of the financial statements, the Company has adequate cash on hand in addition to cash generated from operations, which will provide sufficient liquidity to finance the operating activities of the Company at its current level of operations for twelve months from the issuance of these financial statements. We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and execution uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgments and assumptions in estimating these cash flows.

How We Addressed the Matter in Our Audit

Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others; we reviewed the design and underlying factors relating to the preparation of forecasted information and considerations of the Company’s obligations; we tested the reasonableness of the forecasted revenue, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, market and industry factors.

/s/ Friedman LLP

We have served as the Company’s auditor since 2010.

Marlton, New Jersey

March 16, 2021

ACORN ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of December 31,
	2020	2019
ASSETS
Current assets:
Cash	$2,063	$1,247
Accounts receivable, net	608	962
Inventory, net	236	291
Other current assets	126	189
Deferred charges	764	741
Total current assets	3,797	3,430
Property and equipment, net	268	189
Right-of-use assets, net	494	587
Other assets	642	778
Total assets	$5,201	$4,984

LIABILITIES AND DEFICIT
Current liabilities:
Short-term bank credit	$149	$136
Accounts payable	229	197
Accrued expenses	168	136
Deferred revenue	3,214	3,004
Current operating lease liabilities	99	53
Other current liabilities	33	68
Total current liabilities	3,892	3,594
Long-term liabilities:
Deferred revenue	1,340	1,491
Noncurrent operating lease liabilities	443	542
Other long-term liabilities	45	2
Total long-term liabilities	1,828	2,035
Commitments and contingencies (Note 8)
Deficit:
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share:
Authorized – 42,000,000 shares; Issued – 39,687,589 and 39,591,339 shares at December 31, 2020 and 2019, respectively	397	396
Additional paid-in capital	102,726	101,655
Warrants	3	1,021
Accumulated deficit	(100,613)	(100,682)
Treasury stock, at cost – 801,920 shares at December 31, 2020 and 2019	(3,036)	(3,036)
Total Acorn Energy, Inc. shareholders’ deficit	(523)	(646)
Non-controlling interests	4	1
Total deficit	(519)	(645)
Total liabilities and deficit	$5,201	$4,984

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT NET LOSS PER SHARE DATA)

	Year ended December 31,
	2020	2019

Revenue	$5,922	$5,490
Cost of sales	1,791	1,900
Gross profit	4,131	3,590
Operating expenses:
Research and development expenses	619	559
Selling, general and administrative expenses	3,822	3,730
Total operating expenses	4,441	4,289
Operating loss	(310)	(699)
Finance expense, net	(35)	2
Gain on SBA PPP loan extinguishment	421	—
Income (loss) before income taxes	76	(697)
Income tax expense	—	—
Net income (loss) after income taxes	76	(697)
Gain on sale of interest in DSIT, net of transaction costs	—	50
Net income (loss)	76	(647)
Non-controlling interest share of (income) loss	(7)	29
Net income (loss) attributable to Acorn Energy, Inc. shareholders.	$69	$(618)

Basic and diluted net income (loss) per share attributable to Acorn Energy, Inc. shareholders:
Net income (loss) per share attributable to Acorn Energy, Inc. shareholders – basic and diluted	$0.00	$(0.02)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic	39,674	35,495
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – diluted	39,713	35,495

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(IN THOUSANDS)

				Acorn Energy, Inc. Shareholders
	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Shareholders’ Deficit	Non- controlling interests	Total Deficit
Balances as of December 31, 2018	29,556	$296	$100,348	$1,118	$(100,064)	802	$(3,036)	$(1,338)	$108	$(1,230)
Net loss	—	—	—	—	(618)	—	—	(618)	(29)	(647)
Purchase of non-controlling interest	—	—	(914)	—	—	—	—	(914)	(36)	(950)
Rights offering, proceeds net of expenses (see Note 9)	9,975	100	2,084	—	—	—	—	2,184	—	2,184
Shares issued in lieu of professional fees	60	*	18	—	—	—	—	18	—	18
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(42)	(42)
Value of expired warrants	—	—	97	(97)	—	—	—	—	—	—
Stock option compensation	—	—	22	—	—	—	—	22	—	22
Balances as of December 31, 2019	39,591	396	101,655	1,021	(100,682)	802	(3,036)	(646)	1	(645)
Net income	—	—	—	—	69	—	—	69	7	76
Proceeds from stock option exercise	96	1	18	—	—	—	—	19	—	19
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(4)	(4)
Value of expired warrants	—	—	1,018	(1,018)	—	—	—	—	—	—
Stock option compensation	—	—	35	—	—	—	—	35	—	35
Balances as of December 31, 2020	39,687	$397	$102,726	$3	$(100,613)	802	$(3,036)	$(523)	$4	$(519)

* Less than $1

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year ended December 31,
	2020	2019
Cash flows provided by (used in) operating activities:
Net income (loss)	$76	$(647)
Depreciation and amortization	22	56
Non-cash lease expense	118	28
Gain on sale of investment in DSIT, net of income taxes and transaction costs	—	(50)
Forgiveness of SBA PPP loan	(421)	—
Stock-based compensation	35	22
Professional fees paid in common stock	—	18
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	354	(297)
Decrease (increase) in inventory	55	(30)
Increase in deferred charges, other current assets and other assets	176	24
Increase in deferred revenue	59	434
Decrease in amounts due to former directors	—	(323)
Increase in operating lease liability	(78)	(47)
Increase (decrease) in accounts payable, accrued expenses, other current liabilities and non-current liabilities	68	(409)
Net cash provided by (used in) operating activities	464	(1,221)

Cash flows used in investing activities:
Purchases of software	(93)	(162)
Payments made for patent filings	(8)	(3)
Purchase of non-controlling interest in OmniMetrix	—	(950)
Net cash provided by (used in) investing activities	(101)	(1,115)

Cash flows provided by financing activities:
Short-term credit, net	13	136
Proceeds from rights offering, net of expenses of $208	—	2,184
Proceeds from SBA PPP loans, net of repayments	421	—
Stock option exercise proceeds	19	—
Net cash provided by financing activities	453	2,320

Net increase (decrease) in cash, cash equivalents and restricted cash	816	(16)
Cash, cash equivalents and restricted cash at the beginning of the year	1,247	1,263
Cash, cash equivalents and restricted cash at the end of the year	$2,063	$1,247

Cash, cash equivalents and restricted cash consist of the following:
End of year
Cash and cash equivalents	$2,063	$1,247
Restricted cash	—	—
	$2,063	$1,247

Cash, cash equivalents and restricted cash consist of the following:
Beginning of year
Cash and cash equivalents	$1,247	$973
Restricted cash	—	290
	$1,247	$1,263

Supplemental cash flow information:
Cash paid during the year for:
Interest	$30	$21
Income taxes	—	—

Non-cash investing and financing activities:
Purchase of equipment under installment agreement	$—	$7
Forgiveness of SBA PPP loan	$421	$—
Right-of-use assets, net of deferred rent	$—	$641
Operating lease liability	$—	$634
Accrued preferred dividends to former Acorn director and former CEO of OmniMetrix (see Note 3)	$4	$42

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1—NATURE OF OPERATIONS

(a) Description of Business

Acorn Energy, Inc. and its subsidiaries, OMX Holdings, Inc. and OmniMetrix, LLC (collectively, “Acorn” or “the Company”) is a Delaware corporation which is holding company focused on technology-driven solutions for energy infrastructure asset management. The Company provides the following services and products through its OmniMetrix, LLC (“OmniMetrix”) subsidiary:

●	Power Generation (“PG”) monitoring. OmniMetrix’s PG activities provide wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications. This includes our AIRGuard product, which remotely monitor and controls air compressors. In 2020, the Company expanded its product offering to its generator dealers with the introduction of an Annunciator. The annunciator is typically sold with a new commercial or industrial generator and indicates the current status of that generator. In many instances having a generator annunciator onsite is mandated by law.

●	Cathodic Protection (“CP”) monitoring. OmniMetrix’s CP activities provide for remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies.

Acorn’s shares are traded on the OTCQB marketplace under the symbol ACFN.

See Notes 12 and 13 for segment information and major customers.

(b) Liquidity

As of December 31, 2020, the Company had approximately $2,063,000 of corporate cash and cash equivalents.

At December 31, 2020, we had a negative working capital of approximately $95,000. Our working capital included approximately $2,063,000 of cash and deferred revenue of approximately $3,214,000. Such deferred revenue does not require significant cash outlay for the revenue to be recognized. Net cash increased during the year ended December 31, 2020 by approximately $816,000, of which approximately $464,000 was provided by operating activities, approximately $101,000 was used in investing activities, and approximately $453,000 was provided by financing activities, of which approximately $421,000 was net proceeds from the SBA PPP loan.

The Company’s operations may be affected by the ongoing outbreak of the coronavirus disease 2019 (COVID-19) which was declared a pandemic by the World Health Organization in March 2020. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible effects may include, but are not limited to, disruption to the Company’s customers and revenue, absenteeism in the Company’s labor workforce, unavailability of products and supplies used in operations, and a decline in value of assets held by the Company, including inventories, property and equipment, and marketable securities.

As of March 11, 2021, the Company had corporate cash of approximately $1,812,000. Such cash plus the cash generated from operations, will provide sufficient liquidity to finance the operating activities of Acorn and OmniMetrix at their current level of operations for the foreseeable future and for the twelve months from the issuance of these consolidated financial statements in particular.

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

Reclassification

Certain reclassifications have been made to the Company’s consolidated financial statements for the year ended December 31, 2019 to conform to the current period’s consolidated financial statement presentation. There was no effect on total assets, equity and net loss. A reclassification of approximately $6,000 from finance expense to SG&A expense was recorded to reclass the Intuit processing fees for customer payments made through the Intuit portal via credit card or bank draft that was previously included in finance expense and is included in SG&A as of December 31, 2019.

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

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to uncertainties with respect to income taxes, inventories, account receivable allowances, contingencies, revenue recognition, management’s projections and analyses of the possible impairments.

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

During the years ended December 31, 2020 and 2019, approximately $21,000 and $14,000 was charged to expense, respectively. At December 31, 2020 and 2019, the balance in allowance for doubtful accounts was approximately $9,000 and $11,000, respectively.

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

All inventories are periodically reviewed for impairment related to slow-moving and obsolete inventory. Management conducted an assessment and there were no impairment charges for the years ended December 31, 2020 or 2019.

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

Capitalization of Software

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15 (“ASU 2018-15”), Intangibles - Goodwill and Other - Internal-Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company elected to early adopt ASU 2018-15 for the period beginning in the second quarter of 2019, applying the guidance under ASU 2018-15 prospectively. During the years ended December 31, 2020 and 2019, the Company capitalized costs totaling approximately $87,000 and $163,000, respectively, related to such contracts.

Leases

The Company determines if a contractual arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and noncurrent operating lease liabilities on the Company’s consolidated balance sheets. The Company evaluates and classifies leases as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option would result in an economic penalty. All the Company’s real estate leases are classified as operating leases.

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

The lease obligation liability was approximately $542,000 and $595,000 as of December 31, 2020 and December 31, 2019, respectively, which includes the original office space lease, an amendment to this lease entered into in November 2019 that became effective with the period beginning May 1, 2020, and an office equipment lease entered into in April 2019.

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

Sales of OmniMetrix monitoring systems include the sale of equipment (“HW”) and of monitoring services (“Monitoring”). The majority of the sales of OmniMetrix equipment do not qualify as a separate unit of accounting. As a result, revenue (and related costs) associated with sale of equipment are recorded to deferred revenue (and deferred charges) upon shipment for PG and CP monitoring units. Revenue and related costs with respect to the sale of equipment are recognized over the estimated life of the units which are currently estimated to be three years. In the rare instance that a specific sale of OmnMetrix equipment does qualify as a separate unit of accounting (the unit is custom designed and sold without monitoring), the revenue is recognized when the unit is shipped to the customer and not deferred. Revenues from the prepayment of monitoring fees (generally paid twelve months in advance) are initially recorded as deferred revenue upon receipt of payment from the customer and then amortized to revenue over the monitoring service period. See Notes 12 and 13 for the disaggregation of the Company’s revenue for the periods presented.

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

Concentration of Credit Risk

The Company’s financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, escrow deposits and trade accounts receivable. The Company’s cash was deposited with a U.S. bank and amounted to approximately $2,063,000 at December 31, 2020. The Company does not believe there is significant risk of non-performance by these counterparties. See Note 12(d) with respect to revenue from significant customers and concentrations of trade accounts receivables.

Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values, due to the short maturity of such instruments.

Research and Development Expenses

Research and development expenses consist primarily of labor and related expenses and are charged to operations as incurred.

Advertising Expenses

Advertising expenses are charged to operations as incurred. Advertising expense was approximately $15,000 and $17,000 for each of the years ended December 31, 2020 and 2019, respectively, and are included in selling, general and administrative expenses on the consolidated statements of operations.

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the consolidated financial statements based on a determination of the fair value of the stock options. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all employee stock options, the Company recognizes expense over the requisite service period on an accelerated basis over the employee’s requisite service period (generally the vesting period of the equity grant). Stock compensation expense is included in selling, general and administrative expenses. The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

Options awarded to purchase shares of common stock issued to non-employees in exchange for services are accounted for as variable awards in accordance with applicable accounting principles. Such options are valued using the Black-Scholes option pricing model.

See Note 9(c) for the assumptions used to calculate the fair value of stock-based employee compensation. Upon the exercise of options, it is the Company’s policy to issue new shares rather than utilizing treasury shares.

Deferred Income Taxes

Deferred income taxes reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are classified as non-current in accordance with ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Valuation allowances are established against deferred tax assets if it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in operations in the period that includes the enactment date. See Note 10(e) for the impact of the Tax Cuts and Jobs Act of 2017.

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

As of December 31, 2020 and 2019, no interest or penalties were accrued on the consolidated balance sheets related to uncertain tax positions.

During the years ending December 31, 2020 and 2019, the Company had no changes in unrecognized tax benefits or associated interest and penalties as a result of tax positions made during the current or prior periods with respect to its continuing or discontinued operations.

The Company is subject to U.S. Federal and state income tax. As of January 1, 2020, the Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2017, or for years before 2016 for state income taxes.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to Acorn Energy, Inc. by the weighted average number of shares outstanding during the year, excluding treasury stock. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding plus the dilutive potential of common shares which would result from the exercise of stock options and warrants. The dilutive effects of stock options and warrants are excluded from the computation of diluted net loss per share if doing so would be antidilutive. The weighted average number of options and warrants that were excluded from the computation of diluted net loss per share, as they had an antidilutive effect, was approximately 409,626 (which have a weighted average exercise price of $0.84) and 3,368,013 for the years ending December 31, 2020 and 2019, respectively.

The following data represents the amounts used in computing EPS and the effect on net income and the weighted average number of shares of dilutive potential common stock (in thousands):

	Year ended December 31,
	2020	2019
Net income (loss) available to common stockholders	$69	$(618)

Weighted average shares outstanding:
-Basic	39,674	35,495
Add: Warrants	19	—
Add: Stock options	20	—
-Diluted	39,713	35,495

Basic and diluted net loss per share	$0.00	$(0.02)

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

Recently Issued Accounting Principles

Other than the pronouncement noted below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2020, that are of material significance, or have potential material significance, to the Company.

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

Recently Adopted Accounting Principles

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This standard was effective in the first quarter of fiscal year 2020, and the adoption did not have a material impact on the consolidated financial statements.

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3—INVESTMENT IN OMNIMETRIX

In 2015, one of the Company’s then-current directors (the “Investor”) acquired a 20% interest in the Company’s OMX Holdings, Inc. subsidiary (“Holdings”) through the purchase of $1,000,000 of OmniMetrix Preferred Stock (“Preferred Stock”). Holdings is the holder of 100% of the membership interests of OmniMetrix, LLC through which the Company operates its PG and CP monitoring activities. The $1,000,000 investment by the Investor was recorded as an increase in non-controlling interests.

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

NOTE 4—INVENTORY

	As of December 31,
	2020	2019
	(in thousands)
Raw materials	$216	$260
Finished goods	20	31
	$236	$291

At December 31, 2020 and 2019, the Company’s inventory reserve was $0.

NOTE 5—PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	Estimated Useful Life (in years)	As of December 31,
		2020	2019
		(in thousands)
Cost:
Computer hardware and software	3 - 5	$311	$218
Equipment	7	151	151
Leasehold improvements	Term of lease	339	339
Intangible asset	Patent term	11	3
		812	711
Accumulated depreciation and amortization
Computer hardware and software		55	55
Equipment		150	142
Leasehold improvements		339	325
Intangible asset		*	*
		544	522
Property and equipment, net		$268	$189

*less than $1,000

Depreciation and amortization in respect of property and equipment amounted to approximately $22,000 and $56,000 for 2020 and 2019, respectively.

NOTE 6—LEASES

OmniMetrix leases office space and office equipment under operating lease agreements. The office lease, which had an expiration date of April 30, 2020, was amended in November 2019 and the term was extended to September 30, 2025. The office equipment lease was entered into in April 2019, previously it was month-to-month, and has a sixty-month term. Operating lease payments for 2020 and 2019 were approximately $78,000 and $109,000, respectively. The future minimum lease payments on non-cancelable operating leases as of December 31, 2020 using a discount rate of 4.5% are approximately $542,000. The 4.5% used is the incremental borrowing rate which, as defined in ASC 842, is the rate of interest that a lessee would have to pay to borrow, on a collateralized basis, over a similar term and in a similar economic environment, an amount equal to the lease payments.

Supplemental cash flow information related to leases consisted of the following (in thousands):

	2020	2019
Cash paid for operating lease liabilities	$78	$47

Supplemental balance sheet information related to leases consisted of the following:

2020
Weighted average remaining lease terms for operating leases	4.72

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the consolidated balance sheet as of December 31, 2020 (in thousands):

2020
2021	$121
2022	125
2022	128
2024	129
2025	99
Thereafter	—
Total undiscounted cash flows	602
Less: Imputed interest	(60)
Present value of operating lease liabilities (a)	$542

(a)	Includes current portion of approximately $99,000 for operating leases.

NOTE 7—DEBT

(a) Loans payable

On April 24, 2020, Acorn Energy, Inc. received Paycheck Protection Program (“PPP”) loan proceeds in the amount of $41,600.

On April 30, 2020, OmniMetrix, LLC received PPP loan proceeds in the amount $419,800.

Under the PPP of the Coronavirus Aid, Relief and Economic Security Act (the “Act”), up to the full principal amount of a loan and any accrued interest can be forgiven if the borrower uses all of the loan proceeds for forgivable purposes (payroll, benefits, lease/mortgage payments and/or utilities) required under the Act and any rule, regulation, or guidance issued by the Small Business Administration (the “SBA”) pursuant to the Act (collectively, the “Forgiveness Provisions”). The amount of forgiveness of the PPP loan depends on the borrower’s payroll costs over either an eight-week or twenty-four-week period beginning on the date of funding. Any processes or procedures established under the Forgiveness Provisions must be followed and any requirements of the Forgiveness Provisions must be fully satisfied to obtain such loan forgiveness. Pursuant to the provisions of the Act, the first six monthly payments of principal and interest will be deferred. Interest will accrue during the deferment period. The borrower must pay principal and interest payments on the fifth day of each month beginning seven months from the date of the applicable promissory note.

On October 20, 2020, OmniMetrix submitted its PPP Loan Forgiveness Application to the SBA. On November 5, 2020, the SBA confirmed that OmniMetrix’s application for forgiveness had been approved and that its PPP loan, in the amount of $419,800 plus accrued interest of $2,162, had been forgiven.

The Company elected not to apply for forgiveness of the PPP loan proceeds received by its parent entity, Acorn Energy, Inc., in the amount of $41,600 plus accrued interest of $206. This loan was repaid to the lender effective October 22, 2020.

Aggregate interest expense on these loans at the time of forgiveness/repayment was approximately $1,000.

(b) Line of credit

In March 2019, OmniMetrix reinstated its loan and security agreement which provided OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1,000. Debt incurred under this financing arrangement bore interest at the greater of 6% and prime plus 1.5% per year. In addition, OmniMetrix was to pay a monthly service charge of 0.75% of the average aggregate principal amount outstanding for the prior month, for an effective rate of interest on advances of 15% at December 31, 2020. OmniMetrix also agreed to continue to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of two years beginning March 1, 2019. From time to time, the balance outstanding could fall below $150,000 based on collections applied against the loan balance and the timing of loan draws. The monthly service charge and interest was calculated on the greater of the outstanding balance or $150,000. Interest expense for the year ended December 31, 2020 and 2019 was approximately $28,000 and $21,000, respectively.

OmniMetrix had an outstanding balance of approximately $149,000 and $136,000 as of December 31, 2020 and 2019, respectively, pursuant to the loan and security agreement and approximately $191,000 was available to borrow.

OmniMetrix paid off the outstanding balance in February 2021 and decided not to renew this line of credit, which expired in accordance with its terms on February 28, 2021.

NOTE 8—COMMITMENTS AND CONTINGENCIES

On April 28, 2020, the Company entered into a new agreement for data hosting services, replacing an expiring agreement with the same vendor, effective May 1, 2020. The agreement has a twelve-month term and the total payments under this agreement are approximately $148,000 in the aggregate. This represents an increase of approximately $21,000 from the prior twelve-month term for additional services including enhanced business continuity and disaster recovery services. See Note 14-Subsequent Events.

On August 19, 2019, OmniMetrix entered into an agreement with a software development partner to create and license to OmniMetrix a new software platform and application. Pursuant to this agreement, OmniMetrix paid this partner equal monthly payments over the first seven months of the term of the agreement equal to $200,000 in the aggregate. In addition, OmniMetrix will pay the partner a per sensor monitoring fee for each sensor connected to the developed technology, or (ii) a percentage of any revenue received above a specified amount per sensor monitored per month in oil and gas applications only. Commencing on January 1, 2021, OmniMetrix will pay the partner an annual licensing fee of $50,000 to be paid out on a monthly or quarterly basis as determined by OmniMetrix. No sensor monitoring fees or license fees were paid in 2019 or 2020. These fees commenced in 2021.

NOTE 9—EQUITY

(a) General

At December 31, 2020 the Company had issued and outstanding 39,687,589 shares of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when, as and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company.

The Company is not authorized to issue preferred stock. Accordingly, no preferred stock is issued or outstanding.

(b) Rights Offering

On June 28, 2019, the Company completed a rights offering, raising approximately $2,184,000 in proceeds of which approximately $1,628,000 was from related parties, net of approximately $210,000 in expenses. Pursuant to the rights offering, Acorn securityholders and parties to a backstop agreement purchased 9,975,553 shares of Acorn common stock for $0.24 per share.

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

On July 1, 2019, the Company utilized a portion of the rights offering proceeds to complete the planned reacquisition of a 19% interest in its OMX Holdings, Inc. subsidiary (“Holdings”) for $1,273,000, including accrued dividends. Holdings owns 100% of the membership interests of OmniMetrix, LLC. The purchase price was based on terms established in November 2015 at the time of the original investment. The purchase raised Acorn’s ownership in Holdings from 80% to 99%, with the remaining 1% owned by the former CEO of OmniMetrix, LLC. See Note 3 for further discussion.

The balance of the rights offering net proceeds provides OmniMetrix with additional sales and marketing resources to facilitate expansion into additional geographic markets and new product applications, to support next-generation product development and for general working capital purposes.

(c) Summary Employee Option Information

The Company’s stock option plans provide for the grant to officers, directors and other key employees of options to purchase shares of common stock. The purchase price may be paid in cash or at the end of the option term, if the option is “in-the-money”, it is automatically exercised “net”. In a net exercise of an option, the Company does not require a payment of the exercise price of the option from the optionee but reduces the number of shares of common stock issued upon the exercise of the option by the smallest number of whole shares that has an aggregate fair market value equal to or in excess of the aggregate exercise price for the option shares covered by the option exercised. Each option is exercisable to one share of the Company’s common stock. Most options expire within five to ten years from the date of the grant, and generally vest over three-year period from the date of the grant. At the annual meeting of stockholders on September 11, 2012, the Company’s stockholders approved an Amendment to the Company’s 2006 Stock Incentive Plan to increase the number of available shares by 1,000,000 and an Amendment to the Company’s 2006 Stock Option Plan for Non-Employee Directors to increase the number of available shares by 200,000. In February 2019, the Company’s Board extended the expiration date of the Amended and Restated 2006 Stock Incentive Plan until December 31, 2024.

At December 31, 2020, 1,717,394 options were available for grant under the Amended and Restated 2006 Stock Incentive Plan and no options were available for grant under the 2006 Stock Option Plan for Non-Employee Directors. In 2020 and 2019, 230,000 and 227,500 options, respectively, were granted to directors, executive officers and employees. In 2020 and 2019, there were no grants to non-employees (other than the non-employee directors and executive officers). The fair value of the options issued was approximately $59,000 and $58,000 in 2020 and 2019, respectively.

96,250 options were exercised in the year ended December 31, 2020. No options were exercised in the year ended December 31, 2019. The intrinsic value of options outstanding and of options exercisable at December 31, 2020 was approximately $29,000 and $46,000, respectively.

The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	2020	2019
Risk-free interest rate	0.6%	2.3%
Expected term of options, in years	4.4	4.7
Expected annual volatility	115.2%	118.7%
Expected dividend yield	—%	—%
Determined weighted average grant date fair value per option	$0.25	$0.25

The expected term of the options is the length of time until the expected date of exercising the options. With respect to determining expected exercise behavior, the Company has grouped its option grants into certain groups in order to track exercise behavior and establish historical rates. The Company estimated volatility by considering historical stock volatility over the expected term of the option. The risk-free interest rates are based on the U.S. Treasury yields for a period consistent with the expected term. The Company expects no dividends to be paid. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in determining the estimated fair value of the Company’s stock options granted in the years ended December 31, 2020 and 2019. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

(d) Summary Option Information

A summary of the Company’s option plans as of December 31, 2020 and 2019, as well as changes during each of the years then ended, is presented below:

	2020		2019
	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	1,364,490	1.87	1,466,489	$3.01
Granted at market price	230,000	0.36	227,500	0.31
Exercised	96,250	0.19	—	—
Forfeited or expired	775,739	2.80	(329,499)	5.86
Outstanding at end of year	722,501	0.62	1,364,490	1.87
Exercisable at end of year	429,833	0.81	1,190,156	$2.10

Summary information regarding the options outstanding and exercisable at December 31, 2020 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in shares)	(in years)		(in shares)
$0.14 – $0.41	611,250	5.13	$0.33	318,582	$0.32
$1.68	70,996	.73	$1.68	70,996	$1.68
$2.49	24,000	.32	$2.49	24,000	$2.49
$4.07	16,255	—	$4.07	16,255	$4.07
	722,501			429,833

Stock-based compensation expense included in selling, general and administrative expense in the Company’s Consolidated Statements of Operations was approximately $35,000 and $22,000 in the years ending December 31, 2020 and 2019, respectively.

The total compensation cost related to non-vested awards not yet recognized was approximately 61,000 as of December 31, 2020.

(e) Warrants

The Company has issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

	2020		2019
	Number of shares underlying warrants	Weighted Average Exercise Price	Number of shares underlying warrants	Weighted Average Exercise Price
Outstanding at beginning of year	2,177,857	1.28	2,392,142	$1.28
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	2,142,857	1.30	(214,285)	1.26
Outstanding and exercisable at end of year	35,000	0.13	2,177,857	$1.28

The warrants outstanding at December 31, 2020 have a weighted average remaining contractual life of approximately 26.5 months.

NOTE 10—INCOME TAXES

(a) Composition of loss from continuing operations before income taxes is as follows (in thousands):

	Year ended December 31,
	2020	2019
Domestic	$76	$(697)

Income tax expense consists of the following (in thousands):

	Year ended December 31,
	2020	2019
Current:
Federal	$16	$—
State and local	5	—
	21	—
Deferred:
Federal	(16)	—
State and local	(5)	—
	(21)	—
Total income tax expense	$—	$—

(b) Effective Income Tax Rates

Set forth below is a reconciliation between the federal tax rate and the Company’s effective income tax rates with respect to continuing operations:

	Year ended December 31,
	2020	2019
Statutory Federal rates	21%	21%
Increase (decrease) in income tax rate resulting from:
Other, net (primarily permanent differences)	12	(2)
Valuation allowance	(33)	(19)
Effective income tax rates	—%	(—)%

(c) Analysis of Deferred Tax Assets and (Liabilities) (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets (liabilities) consist of the following:
Employee benefits and deferred compensation	$1,076	$1,040
Investments and asset impairments	1,818	1,818
Other temporary differences	(1,002)	(871)
Net operating loss and capital loss carryforwards	15,739	15,591
	17,631	17,578
Valuation allowance	(17,631)	(17,578)
Net deferred tax assets	$—	$—

Valuation allowances relate principally to net operating loss carryforwards related to the Company’s consolidated tax losses as well as state tax losses related the Company’s OmniMetrix subsidiary and book-tax differences related asset impairments and stock compensation expense of the Company. During the year ended December 31, 2020, the valuation allowance increased by approximately $52,000.

(d) Summary of Tax Loss Carryforwards

As of December 31, 2020, the Company had various operating loss carryforwards expiring as follows (in thousands):

Expiration	Federal	Capital Loss	State
2023	$—	$556	$—
2025 – 2031*	2,579	—	—
2032 – 2039	63,180	—	14,898
Unlimited	3,882	—	1,721
Total	$69,641	$556	$16,619

* The utilization of a portion of these net operating loss carryforwards is limited due to limits on utilizing net operating loss carryforwards under Internal Revenue Service regulations when or if a change of control were to occur

(e) Taxation in the United States

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

NOTE 11—RELATED PARTY BALANCES AND TRANSACTIONS

a) Director Fees

The Company recorded fees to directors of approximately $59,000 and $50,000 for the years ended December 31, 2020 and 2019, respectively, which is included in Selling, general and administrative expenses.

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

b) See Note 3 for information related to the sale of OmniMetrix Preferred Stock to one of the Company’s former directors and a loan from the director to OmniMetrix and the subsequent repurchase of this Preferred Stock on July 1, 2019.

c) The related party balance due to Acorn from OmniMetrix is approximately $4,575,000 for amounts loaned, accrued interest and expenses paid by Acorn on Omni’s behalf as of December 31, 2020 as compared to approximately $4,506,000 as of December 31, 2019. OmniMetrix made gross repayments in the aggregate of $435,000 and $135,000 in the years ended December 31, 2020 and 2019, respectively. This balance is eliminated in consolidation.

NOTE 12—SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

(a) General Information

As of December 31, 2020, the Company operates in two reportable operating segments, both of which are performed though the Company’s OmniMetrix subsidiary:

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

The following tables represent segmented data for the years ended December 31, 2020 and 2019 (in thousands). The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between the segments. Further, the Chief Decision Maker (CDM) does not review the assets by segment.

	PG	CP	Total
Year ended December 31, 2020:
Revenues from external customers	$4,988	934	5,922
Intersegment revenues	—	—	—
Segment gross profit	3,626	505	4,131
Depreciation and amortization	19	3	22
Segment income (loss) before income taxes	624	(75)	549

Year ended December 31, 2019:
Revenues from external customers	$4,282	$1,208	$5,490
Intersegment revenues	—	—	—
Segment gross profit	3,030	560	3,590
Depreciation and amortization	43	13	56
Segment income (loss) before income taxes	353	(198)	155

(c) The following tables represent a reconciliation of the segment data to consolidated statement of operations and balance sheet data for the years ended and as of December 31, 2020 and 2019 (in thousands):

	Year ended December 31,
	2020	2019
Total net income before income taxes for reportable segments	$549	$155
Gain on PPP loan extinguishment	421	—
Gain on sale of interest in DSIT	—	50
Unallocated net cost of corporate headquarters*	(894)	(852)
Consolidated net income (loss) before taxes on income	$76	$(647)

* Includes approximately $35,000 and $22,000 of stock compensation expense for the years ended December 31, 2020 and 2019, respectively.

	As of December 31,
	2020	2019
	(in thousands)
Assets:
Total assets for OmniMetrix subsidiary	$4,870	$3,965
Assets of corporate headquarters	331	1,019
Total consolidated assets	$5,201	$4,984

	Year ended December 31,
	2020	2019
Revenues based on location of customer (in thousands):
United States	$5,887	$5,423
Other	35	67
	$5,922	$5,490

All of the Company’s long-lived assets are located in the United States.

(d) Revenues and Accounts Receivable Balances from Major Customers (in thousands):

	Invoiced Sales				Accounts Receivable
	2020		2019		2020		2019
Customer	Total	%	Total	%	Balance	%	Balance	%
A	$776	13%	$700	12%	$124	20%	$139	14%
B	*	*	*	*	*	*	$172	18%
C	*	*	*	*	$71	12%	*	*

* Balance is not significant.

NOTE 13—REVENUE

The following table disaggregates the Company’s revenue for the years ended December 31, 2020 and 2019 (in thousands):

	HW	Monitoring	Total
Year ended December 31, 2020:
PG Segment	$1,423	$3,565	$4,988
CP Segment	680	254	934
Total Revenue	$2,103	$3,819	$5,922

	HW	Monitoring	Total
Year ended December 31, 2019:
PG Segment	$1,193	$3,089	$4,282
CP Segment	970	238	1,208
Total Revenue	$2,163	$3,327	$5,490

Deferred revenue activity for the year ended December 31, 2020 can be seen in the table below (in thousands):

	HW	Monitoring	Total
Balance at December 31, 2019	$2,663	$1,832	$4,495
Additions during the period	1,602	3,965	5,567
Recognized as revenue	(1,689)	(3,819)	(5,508)
Balance at December 31, 2020	2,576	1,978	4,554

Amounts to be recognized as revenue in the year ending:
December 31, 2021	1,471	1,743	3,214
December 31, 2022	846	226	1,072
December 31, 2023 and thereafter	259	9	268
	$2,576	$1,978	$4,554

Other revenue of approximately $414,000 is related to custom design hardware, accessories, repairs, and other miscellaneous charges that are recognized to revenue when sold and are not deferred.

Deferred revenue activity for the year ended December 31, 2019 can be seen in the table below (in thousands):

	HW	Monitoring	Total
Balance at December 31, 2018	$2,432	$1,629	$4,061
Additions during the period	2,199	3,529	5,728
Recognized as revenue	(1,968)	(3,326)	(5,294)
Balance at December 31, 2019	$2,663	$1,832	$4,495

Amounts to be recognized as revenue in the year ending:
December 31, 2020	$1,350	$1,654	$2,732
December 31, 2021	990	174	975
December 31, 2022 and thereafter	323	4	354
	$2,663	$1,832	$4,495

Other revenue of approximately $196,000 is related to revenue from sales of custom design hardware, accessories, repairs, and other miscellaneous charges that are recognized to revenue when sold and are not deferred.

Deferred charges relate only to the sale of equipment. Deferred charges activity for the year ended December 31, 2020 can be seen in the table below (in thousands):

Balance at December 31, 2019	$1,433
Additions during the period	794
Recognized as cost of sales	(921)
Balance at December 31, 2020	$1,306

Amounts to be recognized as cost of sales in the year ending:
December 31, 2021	$764
December 31, 2022	420	*
December 31, 2023 and thereafter	122	*
	$1,306

* Amounts included in Other Assets in the Company’s Consolidated Balance Sheets at December 31, 2020.

Data costs (COGS) for monitoring services of approximately $608,000 and the COGS for the miscellaneous revenue from sales of custom design hardware, accessories and repairs of approximately $262,000 are expensed as incurred and are not deferred.

Deferred charges activity for the year ended December 31, 2019 can be seen in the table below (in thousands):

Balance at December 31, 2018	$1,438
Additions during the period	1,241
Recognized as cost of sales	(1,246)
Balance at December 31, 2019	$1,433

Amounts to be recognized as cost of sales in the year ending:
December 31, 2020	$741
December 31, 2021	531	*
December 31, 2022 and thereafter	161	*
	$1,433

* Amounts included in Other Assets in the Company’s Consolidated Balance Sheets at December 31, 2019.

Data costs (COGS) for monitoring services of approximately $544,000 and the COGS for the miscellaneous revenue from sales of accessories and repairs of approximately $110,000 are expensed as incurred and are not deferred.

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

The following table provides a reconciliation of the Company’s sales commissions contract assets for the year ended December 31, 2020 (in thousands):

	HW	Monitoring	Total
Balance at December 31, 2019	$101	$37	$138
Additions during the period	106	23	129
Amortization of sales commissions	(71)	(19)	(90)
Balance at December 31, 2020	$136	$41	$177

The capitalized sales commissions are included in Other Current Assets (approximately $90,000) and Other Assets (approximately $87,000) in the Company’s Consolidated Balance Sheets at December 31, 2020.

The following table provides a reconciliation of the Company’s sales commissions contract assets for the year ended December 31, 2019 (in thousands):

	HW	Monitoring	Total
Balance at December 31, 2018	$107	$36	$143
Additions during the period	69	18	87
Amortization of sales commissions	(75)	(17)	(92)
Balance at December 31, 2019	$101	$37	$138

The capitalized sales commissions are included in Other Current Assets (approximately $60,000) and Other Assets (approximately $78,000) in the Company’s Consolidated Balance Sheets at December 31, 2019.

NOTE 14—SUBSEQUENT EVENTS

On January 1, 2021, 30,000 options in the aggregate were issued to directors with an exercise price of $0.37 and that vest in equal increments on January 1, 2021, April 1, 2021, July 1, 2021 and October 1, 2021 valued at $7,400 in the aggregate.

On February 2, 2021, 35,000 options were issued to the CEO with an exercise price of $0.48 and that vest in equal increments on February 2, 2021, April 1, 2021, July 1, 2021 and October 1, 2021 valued at approximately $11,500.

The Company paid off the outstanding balance of $7,974 under the OmniMetrix loan and security agreement on February 26, 2021 and elected not to renew this line of credit, which expired in accordance with its terms on February 28, 2021.

The Company’s data hosting agreement that was due to expire on April 28, 2021 was renewed at its existing terms for an additional one-year term.

