Form 10-Q
period 2021-03-31
ACORN ENERGY, INC.
filed 2021-05-12
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2021
Common Stock, $0.01 par value per share	39,687,589

ACORN ENERGY, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended March 31, 2021

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

PART I

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of March 31, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,974	$2,063
Accounts receivable, net	647	608
Inventory, net	243	236
Deferred charges	722	764
Other current assets	141	126
Total current assets	3,727	3,797
Property and equipment, net	258	268
Right-of-use assets, net	471	494
Other assets	623	642
Total assets	$5,079	$5,201
LIABILITIES AND DEFICIT
Current liabilities:
Short-term credit	$—	$149
Accounts payable	298	229
Accrued expenses	191	168
Deferred revenue	3,181	3,214
Current operating lease liabilities	101	99
Other current liabilities	27	33
Total current liabilities	3,798	3,892
Non-current liabilities:
Deferred revenue	1,299	1,340
Noncurrent operating lease liabilities	417	443
Other long-term liabilities	48	45
Total long-term liabilities	1,764	1,828
Commitments and contingencies
Deficit:
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share:
Authorized – 42,000,000 shares; Issued – 39,687,589 shares at March 31, 2021 and December 31, 2020	397	397
Additional paid-in capital	102,741	102,726
Warrants	3	3
Accumulated deficit	(100,593)	(100,613)
Treasury stock, at cost – 801,920 shares at March 31, 2021 and December 31, 2020	(3,036)	(3,036)
Total Acorn Energy, Inc. shareholders’ deficit	(488)	(523)
Non-controlling interests	5	4
Total deficit	(483)	(519)
Total liabilities and deficit	$5,079	$5,201

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended March 31,
	2021	2020

Revenue	$1,705	$1,338
Cost of sales	495	416
Gross profit	1,210	922
Operating expenses:
Research and development expense	178	155
Selling, general and administrative expense	1,006	1,041
Total operating expenses	1,184	1,196
Operating income (loss)	26	(274)
Finance expense, net	(4)	(10)
Income (loss) before income taxes	22	(284)
Income tax expense	—	—
Net income (loss)	22	(284)
Non-controlling interest share of net (income) loss	(2)	1
Net income (loss) attributable to Acorn Energy, Inc. shareholders	$20	$(283)

Basic and diluted net income (loss) per share attributable to Acorn Energy, Inc. shareholders:
Total attributable to Acorn Energy, Inc. shareholders	$0.00	$(0.01)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic and diluted:
Basic	39,687	39,631
Diluted	39,860	39,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT (UNAUDITED)

(IN THOUSANDS)

	Three Months Ended March 31, 2021
	Number of Shares	Common Stock	Additional Paid- In Capital	Warrants	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Shareholders’ Deficit	Non- controlling interests	Total Deficit
Balances as of December 31, 2020	39,687	$397	$102,726	$3	$(100,613)	802	$(3,036)	$(523)	$4	$(519)
Net income	—	—	—	—	20	—	—	20	2	22
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(1)	(1)
Stock option compensation	—	—	15	—	—	—	—	15	—	15
Balances as of March 31, 2021	39,687	$397	$102,741	$3	$(100,593)	802	$(3,036)	$(488)	$5	$(483)

	Three Months Ended March 31, 2020
	Number of Shares	Common Stock	Additional Paid- In Capital	Warrants	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Shareholders’ Deficit	Non- controlling interests	Total Deficit
Balances as of December 31, 2019	39,591	$396	$101,655	$1,021	$(100,682)	802	$(3,036)	$(646)	$1	$(645)
Net loss	—	—	—	—	(283)	—	—	(283)	(1)	(284)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(1)	(1)
Proceeds from stock option exercise	96	1	18	—	—	—	—	19	—	19
Stock option compensation	—	—	6	—	—	—	—	6	—	6
Balances as of March 31, 2020	39,687	$397	$101,679	$1,021	$(100,965)	802	$(3,036)	$(904)	$(1)	$(905)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (IN THOUSANDS)

	Three months ended March 31,
	2021	2020
Cash flows provided by operating activities:
Net income (loss)	$22	$(284)
Depreciation and amortization	18	16
Non-cash lease expense	29	29
Stock-based compensation	15	6
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(39)	434
Increase in inventory	(7)	(18)
Decrease in deferred charges	61	27
(Increase) decrease in other current assets	(15)	53
Increase (decrease) in accounts payable and accrued expenses	92	(7)
Decrease in deferred revenue	(74)	(9)
Decrease in operating lease liability	(30)	(28)
(Decrease) increase in other current liabilities and non-current liabilities	(4)	18
Net cash provided by operating activities	68	237

Cash flows used in investing activities:
Purchases of hardware and software	(8)	(87)
Payments made for patent filings	—	(3)
Net cash used in investing activities	(8)	(90)

Cash flows (used in) provided by financing activities:
Short-term credit, net	(149)	3
Stock option exercise proceeds	—	19
Net cash (used in) provided by financing activities	(149)	22

Net (decrease) increase in cash	(89)	169
Cash at the beginning of the year	2,063	1,247
Cash at the end of the period	$1,974	$1,416

Supplemental cash flow information:
Cash paid during the year for:
Interest	$4	$7

Non-cash investing and financing activities:
Accrued preferred dividends to former Omnimetrix CEO	$1	$1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

NOTE 1— BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. and its subsidiaries, OmniMetrix, LLC and OMX Holdings, Inc. (collectively, “Acorn” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Certain reclassifications have been made to the Company’s unaudited condensed consolidated financial statements for the three-month period ended March 31, 2020 to conform to the current period’s unaudited condensed consolidated financial statement presentation. There was no effect on total assets, equity and net loss. A reclassification of $2,400 from the parent company’s SG&A expense to the subsidiary’s SG&A expense was recorded to reclass the stock compensation expense of subsidiary employees.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to Acorn Energy, Inc. by the weighted average number of shares outstanding during the year, excluding treasury stock. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding plus the dilutive potential of common shares which would result from the exercise of stock options and warrants. The dilutive effects of stock options and warrants are excluded from the computation of diluted net loss per share if doing so would be antidilutive. The weighted average number of options and warrants that were excluded from the computation of diluted net loss per share, as they had an antidilutive effect, was approximately 245,000 (which have a weighted average exercise price of $0.99) and approximately 2,987,000 (which have a weighted average exercise price of $1.36) for the three month periods ending March 31, 2021 and 2020, respectively.

The following data represents the amounts used in computing EPS and the effect on net income (loss) and the weighted average number of shares of dilutive potential common stock (in thousands):

	Three months ended March 31,
	2021	2020
Net income (loss) available to common stockholders	$20	$(283)

Weighted average shares outstanding:
-Basic	39,687	39,631
Add: Warrants	26	—
Add: Stock options	147	—
-Diluted	39,860	39,631

Basic and diluted net income (loss) per share	$0.00	$(0.01)

NOTE 2—RECENT AUTHORITATIVE GUIDANCE

Recently Issued Accounting Principles

Other than the pronouncement noted below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three-month period ended March 31, 2021, that are of material significance, or have potential material significance, to the Company.

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

NOTE 3—LIQUIDITY

At March 31, 2021, the Company had negative working capital of approximately $71,000. The Company’s working capital includes approximately $1,974,000 of cash and deferred revenue of approximately $3,181,000. The deferred revenue does not require significant cash outlay for the revenue to be recognized. During the first three months of 2021, the Company’s OmniMetrix, LLC subsidiary provided approximately $342,000 from operations while the Company’s corporate headquarters used approximately $274,000 during the same period.

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

As of May 7, 2021, the Company had cash of approximately $1,968,000. The Company believes that such cash, plus the cash generated from operations, will provide sufficient liquidity to finance the operating activities of Acorn and OmniMetrix at their current level of operations for the foreseeable future and for the twelve months from the issuance of these unaudited condensed consolidated financial statements in particular. The Company may, at some point, elect to obtain a new line of credit to fund additional investments in the business.

NOTE 4—LEASES

OmniMetrix leases office space and office equipment under operating lease agreements. The office lease expires on September 30, 2025. The office equipment lease was entered into in April 2019 and has a sixty-month term. Operating lease payments for the three months ended March 31, 2021 and 2020 were approximately $30,000 and $28,000, respectively. The future minimum lease payments on non-cancellable operating leases as of March 31, 2021 using a discount rate of 4.5% are $518,000. Supplemental balance sheet information related to leases consisted of the following:

2021
Weighted average remaining lease terms for operating leases	4.47

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of March 31, 2021 (in thousands):

Twelve-month period ended March 31,
2022	$122
2023	125
2024	129
2025	130
2026	66
Total undiscounted cash flows	572
Less: Imputed interest	(54)
Present value of operating lease liabilities (a)	$518

(a)	Includes current portion of $101,000 for operating leases.

NOTE 5—DEBT

In March 2019, OmniMetrix reinstated its loan and security agreement which provided OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1,000,000. Debt incurred under this financing arrangement bore interest at the greater of 6% and prime plus 1.5% per year. In addition, OmniMetrix was to pay a monthly service charge of 0.75% of the average aggregate principal amount outstanding for the prior month, for an effective rate of interest on advances of 15% at February 28, 2021. OmniMetrix also agreed to continue to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of two years beginning March 1, 2019. From time to time, the balance outstanding fell below $150,000 based on collections applied against the loan balance and the timing of loan draws. The monthly service charge and interest was calculated on the greater of the outstanding balance or $150,000. Interest expense for the period January 1, 2021 to February 28, 2021, when the line expired, was approximately $4,000 compared to approximately $7,000 for the three months ended March 31, 2020.

OmniMetrix paid off the outstanding balance in February 2021 and decided not to renew this line of credit, which expired in accordance with its terms on February 28, 2021.

NOTE 6—COMMITMENTS AND CONTINGENCIES

On August 19, 2019, OmniMetrix entered into an agreement with a software development partner to create and license to OmniMetrix a new software platform and application. Pursuant to this agreement, OmniMetrix paid this partner equal monthly payments over the first seven months of the term of the agreement equal to $200,000 in the aggregate. In addition, OmniMetrix will pay the partner (i) a per-sensor monitoring fee for each sensor connected to the developed technology, or (ii) a percentage of any revenue received above a specified amount per sensor monitored per month in oil and gas applications only. Commencing on January 1, 2021, OmniMetrix pays the partner an annual licensing fee of $50,000 which is paid in quarterly increments of $12,500. The per-sensor monitoring fees have not yet commenced. The initial term of this agreement ends on August 19, 2022 but will automatically renew for one-year periods unless either party delivers a written notice of termination to the other party sixty days prior to the end of the respective term.

On April 28, 2020, the Company entered into a new agreement for data hosting services, replacing an expiring agreement with the same vendor, effective May 1, 2020. The agreement has a twelve-month term and the total payments under this agreement are approximately $148,000 in the aggregate. In January 2021, the Company elected to renew this agreement for an additional twelve-months under the same terms. The Company paid approximately $37,500 under this agreement in the three months ended March 31, 2021. The agreement will now expire on April 30, 2022.

On March 17, 2021, the Company entered into a master services agreement for the development of a new user interface for its customer data portal. The cost of this project is not expected to exceed approximately $85,000 and is expected to be completed by July 31, 2021. This master services agreement also covers strategic enhancements to our technology infrastructure at an estimated investment of approximately $21,000 that will be completed by year-end.

In addition to the above, the Company has approximately $600,000 in other contractual obligations related to software agreements, operating leases and contractual services, payable through 2026.

NOTE 7—EQUITY

(a) General

At March 31, 2021 the Company had issued and outstanding 39,687,589 shares of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when, as and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company.

The Company is not authorized to issue preferred stock. Accordingly, no preferred stock is issued or outstanding.

(b) Summary Employee Option Information

The Company’s stock option plans provide for the grant to officers, directors and employees of options to purchase shares of common stock. The purchase price may be paid in cash or, if the option is “in-the-money” at the end of the option term, it is automatically exercised “net”. In a net exercise of an option, the Company does not require a payment of the exercise price of the option from the optionee, but reduces the number of shares of common stock issued upon the exercise of the option by the smallest number of whole shares that has an aggregate fair market value equal to or in excess of the aggregate exercise price for the option shares covered by the option exercised. Each option is exercisable for one share of the Company’s common stock. Most options expire within five to ten years from the date of the grant, and generally vest over three-year period from the date of the grant.

At March 31, 2021, 1,652,394 options were available for grant under the Amended and Restated 2006 Stock Incentive Plan and no options were available for grant under the 2006 Stock Option Plan for Non-Employee Directors. During the three months ended March 31, 2021, 30,000 options were issued to directors and 35,000 options were issued to the Company’s CEO. In the three months ended March 31, 2021, there were no grants to non-employees. The fair value of the options issued was approximately $19,000.

No options were exercised in the three months ended March 31, 2021. The intrinsic value of options outstanding and of options exercisable at March 31, 2021 was approximately $197,000 and $102,000, respectively.

The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2020	722,501	$0.62	4.4 years	$29,000
Granted	65,000	0.43
Exercised	—	—
Forfeited or expired	(16,255)	4.07
Outstanding at March 31, 2021	771,246	$0.53	4.5 years	$197,000
Exercisable at March 31, 2021	429,828	$0.67	3.4 years	$102,000

The fair value of the options granted of approximately $19,000 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	.25%
Expected term of options	3.7 years
Expected annual volatility	102%
Expected dividend yield	—%

(c) Stock-based Compensation Expense

Stock-based compensation expense included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations was approximately $15,000 and $6,000 for the three-month periods ended March 31, 2021 and 2020, respectively.

The total compensation cost related to non-vested awards not yet recognized was approximately $64,000 as of March 31, 2021.

(d) Warrants

The Company previously issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2020	35,000	$0.13	2.2 years
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2021	35,000	$0.13	1.95 years

NOTE 8— SEGMENT REPORTING

As of March 31, 2021, the Company operates in two reportable operating segments, both of which are performed through the Company’s OmniMetrix subsidiary:

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

The following tables represent segmented data for the three-month periods ended March 31, 2021 and 2020 (in thousands):

	PG	CP	Total
Three months ended March 31, 2021:
Revenues from external customers	$1,458	$247	$1,705
Segment gross profit	1,068	142	1,210
Depreciation and amortization	16	2	18
Segment income (loss) before income taxes	$276	$(13)	$263

Three months ended March 31, 2020:
Revenues from external customers	$1,109	$229	$1,338
Segment gross profit	805	117	922
Depreciation and amortization	13	3	16
Segment income (loss) before income taxes	$3	$(62)	$(59)

The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between the segments. Further, the Chief Decision Maker does not review the assets by segment.

Reconciliation of Segment Net Income (Loss) to Consolidated Net Income (Loss) Before Income Taxes

	Three months ended March 31,
	2021	2020
Total net income (loss) before income taxes for reportable segments	$263	$(59)
Unallocated cost of corporate headquarters	(241)	(225)
Consolidated net income (loss) before income taxes	$22	$(284)

NOTE 9—REVENUE

The following table disaggregates the Company’s revenue for the three-month periods ended March 31, 2021 and 2020 (in thousands):

	Hardware	Monitoring	Total
Three months ended March 31, 2021:
PG Segment	$517	$941	$1,458
CP Segment	180	67	247
Total Revenue	$697	$1,008	$1,705

	Hardware	Monitoring	Total
Three months ended March 31, 2020:
PG Segment	$277	$832	$1,109
CP Segment	166	63	229
Total Revenue	$443	$895	$1,338

Deferred revenue activity for the three months ended March 31, 2021 can be seen in the table below (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2020	$2,576	$1,978	$4,554
Additions during the period	378	1,006	1,384
Recognized as revenue	(449)	(1,009)	(1,458)
Balance at March 31, 2021	$2,505	$1,975	$4,480

Amounts to be recognized as revenue in the twelve-month-period ending:
March 31, 2022	$1,432	$1,749	$3,181
March 31, 2023	819	219	1,038
March 31, 2024 and thereafter	254	7	261
	$2,505	$1,975	$4,480

Other revenue of approximately $247,000 is related to accessories, repairs, and other miscellaneous charges that are recognized to revenue when sold and are not deferred.

Deferred charges relate only to the sale of equipment. Deferred charges activity for the three months ended March 31, 2021 can be seen in the table below (in thousands):

Balance at December 31, 2020	$1,306
Additions, net of adjustments, during the period	163
Recognized as cost of sales	(237)
Balance at March 31, 2021	$1,232

Amounts to be recognized as cost of sales in the twelve-month-period ending:
March 31, 2022	$722
March 31, 2023	397	*
March 31, 2024 and thereafter	113	*
	$1,232

Other COGS recognized of approximately $121,000 is related to accessories, repairs, and other miscellaneous charges that are recognized to revenue when sold and are not deferred, in addition to approximately $137,000 in monitoring COGS which is not deferred.

*Amounts included in other assets in the Company’s unaudited condensed consolidated balance sheets at March 31, 2021.

The following table provides a reconciliation of the Company’s sales commissions contract assets for the three-month period ended March 31, 2021 (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2020	$136	$41	$177
Additions during the period	42	6	48
Amortization of sales commissions	(23)	(5)	(28)
Balance at March 31, 2021	$155	$42	$197

The capitalized sales commissions are included in other current assets (approximately $97,000) and other assets (approximately $100,000) in the Company’s unaudited condensed consolidated balance sheets at March 31, 2021. The capitalized sales commissions are included in other current assets (approximately $90,000) and other assets (approximately $87,000) in the Company’s unaudited condensed consolidated balance sheets at December 31, 2020.

NOTE 10—SUBSEQUENT EVENTS

On May 10, 2021, the Company’s Chief Financial Officer was granted options to purchase 100,000 shares of the Company’s common stock, with an exercise price of $0.62 per share. The options vest and become exercisable on the first anniversary of the date of the grant and shall expire upon the earlier of (a) seven years from the date of the grant or (b) 18 months from the date she ceases to be a consultant to the Company. The fair value of this option award was approximately $42,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains “forward-looking statements” relating to the Company which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipate”, “intend”, “could”, “estimate” or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and the Company’s competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, or any of the other risks set out under the caption “Risk Factors” in the Company’s 10-K report for the year ended December 31, 2020 occur, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

FINANCIAL RESULTS BY COMPANY

The following tables show, for the periods indicated, the financial results (dollar amounts in thousands) attributable to each of our consolidated companies.

	Three months ended March 31, 2021
	OmniMetrix	Acorn	Total
Revenue	$1,705	$—	$1,705
Cost of sales	495	—	495
Gross profit	1,210	—	1,210
Gross profit margin	71%		71%
R&D expenses	178	—	178
Selling, general and administrative expenses	765	241	1,006
Operating income (loss)	$267	$(241)	$26

	Three months ended March 31, 2020
	OmniMetrix	Acorn	Total
Revenue	$1,338	$—	$1,338
Cost of sales – other	416	—	416
Gross profit	922	—	922
Gross profit margin	69%		69%
R&D expenses	155	—	155
Selling, general and administrative expenses	820	221	1,041
Operating loss	$(53)	$(221)	$(274)

BACKLOG

As of March 31, 2021, our backlog of work to be completed (primarily deferred revenue) at our OmniMetrix subsidiary totaled approximately $4.5 million.

RECENT DEVELOPMENTS

On January 1, 2021, 30,000 options in the aggregate were issued to directors with an exercise price of $0.37 and that vest in equal increments on January 1, 2021, April 1, 2021, July 1, 2021 and October 1, 2021, valued at $7,400 in the aggregate.

On February 2, 2021, 35,000 options were issued to the CEO with an exercise price of $0.48 and that vest in equal increments on February 2, 2021, April 1, 2021, July 1, 2021 and October 1, 2021, valued at approximately $11,500.

We paid off the outstanding balance of approximately $8,000 under the OmniMetrix loan and security agreement on February 26, 2021 and elected not to renew this line of credit, which expired in accordance with its terms on February 28, 2021.

On April 28, 2020, we entered into a new agreement for data hosting services, replacing an expiring agreement with the same vendor, effective May 1, 2020. The agreement has a twelve-month term and the total payments under this agreement are approximately $148,000 in the aggregate. This agreement was set to expire on April 28, 2021. In January 2021, we elected to renew this agreement for an additional twelve-month term. The agreement will now expire on April 30, 2022.

On March 17, 2021, we entered into a master services agreement for the development of a new user interface for our customer data portal. The cost of this project is not expected to exceed $85,000 and is expected to be completed by July 31, 2021. This master services agreement also covers strategic enhancements to our technology infrastructure at an estimated investment of approximately $21,000 that will be completed by year-end.

On May 10, 2021, the monthly consulting fee for our Chief Financial Officer, Tracy S. Clifford, who also serves as Chief Operating Officer of our OmniMetrix subsidiary, was increased from $16,500 to $17,500, effective June 1, 2021. Ms. Clifford was also granted options to purchase 100,000 shares of our common stock, with an exercise price of $0.62 per share, which was the closing price of the common stock on May 7, 2021. The options vest and become exercisable on the first anniversary of the date of the grant and shall expire upon the earlier of (a) seven years from the date of the grant or (b) 18 months from the date Ms. Clifford ceases to be a consultant.

OVERVIEW AND TREND INFORMATION

Acorn Energy, Inc. (“Acorn” or “the Company”) is a holding company focused on technology driven solutions for energy infrastructure asset management. We provide the following services and products through our OmniMetrix, LLC (“OmniMetrix”) subsidiary:

●	Power Generation (“PG”) monitoring. OmniMetrix’s PG segment provides wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications. The PG segment includes our monitoring device for industrial air compressors and dryers, and a new line of annunciators.

●	Cathodic Protection (“CP”) monitoring. OmniMetrix’s CP segment provides remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies.

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

Following the emergence of machine-to-machine (M2M) and IoT applications whereby companies aggregate multiple sensors and monitors into a simplified dashboard for customers, OmniMetrix believes it plays a key role in this new economic ecosystem. In addition, OmniMetrix sees a rapidly growing need for backup power infrastructure to secure critical military, government, and private sector assets against emergency events including terrorist attacks, natural disasters, and cybersecurity threats. As residential and industrial standby generators, turbines, compressors, pumps, pumpjacks, light towers and other industrial equipment are part of the critical infrastructure increasingly becoming monitored in IoT applications, and given that OmniMetrix monitors all major brands of critical equipment, OmniMetrix believes it is well-positioned as a competitive participant in this new market.

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

Results of Operations

The following table sets forth certain information with respect to the condensed consolidated results of operations of the Company for the three-month periods ended March 31, 2021 and March 31, 2020, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. For segment data, see Notes 8 and 9 to the unaudited condensed consolidated financial statements included in this quarterly report.

	Three months ended March 31,
	2021		2020		Change
	($,000)	% of revenues	($,000)	% of revenues	from 2020 to 2021
Revenue	$1,705	100%	$1,338	100%	27%
Cost of sales	495	29%	416	31%	19%
Gross profit	1,210	71%	922	69%	31%
R&D expenses	178	10%	155	12%	15%
SG&A expenses	1,006	59%	1,041	78%	(3)%
Operating income (loss)	26	2%	(274)	(20)%	109%
Finance expense, net	(4)	* %	(10)	(1)%	(60)%
Income (loss) before income taxes	22	1%	(284)	(21)%	108%
Income tax expense	—	—%	—	—%	—%
Net income (loss)	22	1%	(284)	(21)%	108%
Non-controlling interests share of net (income) loss	(2)	* %	1	* %	300%
Net income (loss) attributable to Acorn Energy, Inc.	$20	1%	$(283)	(21)%	107%

*result is less than 1%.

Revenue. Revenue increased by approximately $367,000, or 27%, from approximately $1,338,000 in the first quarter of 2020 to approximately $1,705,000 in the first quarter of 2021. OmniMetrix’s increased revenue during the quarter was primarily attributable to increased hardware and accessories sales, which increased approximately $254,000, or 57%, from approximately $443,000 in the first quarter of 2020 to approximately $697,000 in the first quarter of 2021. The increase in hardware revenue was due to an increase in the sale of custom TG Pro units that are designed to large customer specifications and monitored by the customer and thus the revenue is not deferred, an increase in the sale of unit accessories for which the revenue is not deferred, and an increase in Hero-2 revenue from units sold. Monitoring revenue increased by approximately $113,000, or 13%, from approximately $895,000 in the first quarter of 2020 to approximately $1,008,000 in the first quarter of 2021. The increase in monitoring revenue is due to an increase in the number of installed billable connections.

As discussed above, OmniMetrix has two reportable segments, PG and CP. Of the approximately $1,705,000 in revenue recognized in the three months ended March 31, 2021, approximately $1,458,000 was generated by PG activities and approximately $247,000 was generated by CP activities. This represents an increase in revenue from PG activities of approximately $349,000, or 31%, from approximately $1,109,000 in the three months ended March 31, 2020, and an increase in revenue from CP activities of approximately $18,000, or 8%, from approximately $229,000 in the three months ended March 31, 2020.

Gross Profit. Gross profit during the three months ended March 31, 2021 was approximately $1,210,000 reflecting a gross margin of 71% on revenue compared with a gross profit during the three months ended March 31, 2020 of $922,000 reflecting a gross margin of 69% on revenue. The increased gross profit in 2021 was due to an increase in sales to commercial and industrial customers over residential customers, an increase in accessory sales and an increase in monitoring revenue. Gross margin on hardware revenue for the three months ended March 31, 2021 was 49% compared to 39% for the three months ended March 31, 2020. Gross margin on monitoring revenue remained strong at 86% during the three months ended March 31, 2021 compared to 84% during the three months ended March 31, 2020.

Selling, general and administrative expense. SG&A expense in the first three months of 2021 reflected a decrease of approximately $35,000, or 3%, as compared to the first three months of 2020. OmniMetrix’s SG&A expense decreased approximately $55,000, or 7%, from approximately $820,000 in the first three months of 2020 to approximately $765,000 in the first three months of 2021. This decrease was due to a decrease in travel and trade show expenses. Now that companies are reopening for sales calls and air travel is beginning to return to pre-COVID levels, these trade show and travel expenses will increase in future quarters. Corporate SG&A expense increased approximately $20,000, or 10%, from approximately $221,000 in the first three months of 2020 to approximately $241,000 in the first three months of 2021. This increase was due to increases in stock compensation expense and audit and tax fees, offset by a decrease in travel expenses.

Net income (loss) attributable to Acorn Energy. We recognized net income attributable to Acorn shareholders of approximately $20,000 in the first three months of 2021 compared to a net loss attributable to Acorn shareholders of approximately $283,000 in the first three months of 2020. Our net income during the three months ended March 31, 2021 is comprised of net income at OmniMetrix of approximately $263,000 plus corporate expenses of approximately $241,000 offset by approximately $2,000 representing the non-controlling interest share of our income from OmniMetrix. Our loss in the three months ended March 31, 2020 is comprised of net loss at OmniMetrix of approximately $59,000 plus corporate expense of approximately $225,000 offset by approximately $1,000 representing the non-controlling interest share of our loss in OmniMetrix.

Liquidity and Capital Resources

At March 31, 2021, we had a negative working capital of approximately $71,000. Our working capital includes approximately $1,974,000 of cash and deferred revenue of approximately $3,181,000. Such deferred revenue does not require significant cash outlay for the revenue to be recognized.

During the first three months of 2021, our OmniMetrix subsidiary provided approximately $342,000 from its operations, while our corporate headquarters used approximately $274,000 during the same period.

We invested approximately $8,000 in hardware purchases during the first three months of 2021.

Net cash of approximately $149,000 was used in financing activities during the first three months of 2021 in repayments on our line of credit described above.

Other Liquidity Matters

OmniMetrix owes Acorn approximately $4,468,000 for loans, accrued interest and expenses advanced to it by Acorn. OmniMetrix made repayments to Acorn of $225,000 in the first quarter of 2021 offset by interest, dividends and other advances of approximately $118,000 in the aggregate.

As of May 7, 2021, we had cash of approximately $1,968,000. We believe that such cash, plus the cash generated from operations, will provide sufficient liquidity to finance the operating activities of Acorn and OmniMetrix at their current level of operations for the foreseeable future and for the twelve months from the issuance of these unaudited condensed consolidated financial statements in particular. We may, at some point, elect to obtain a new line of credit to fund additional investments in the business.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of March 31, 2021.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Twelve Month Periods Ending March 31, (in thousands)
	Total	2022	2023-2024	2025-2026	2027 and thereafter
Software agreements	$84	$67	$17	$—	$—
Operating leases	572	122	254	196	—
Contractual services	171	159	12	—	—
Total contractual cash obligations	$827	$348	$283	$196	$—

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

COVID-19 Risk

The COVID-19 pandemic could negatively affect various aspects of our business, including our workforce and supply chain, and make it more difficult and expensive to meet our obligations to our customers, and could result in reduced demand from our customers.

The outbreak of the COVID-19 Coronavirus pandemic caused governments around the world to implement quarantines of certain geographic areas and implement significant restrictions on travel. Several governments also implemented work restrictions that prohibit many employees from going to work, both around the world as well as in certain jurisdictions in the United States. At this time, it is unclear if foreign governments or U.S. federal, state or local governments will further extend any of the current restrictions or if further restrictions will be put into place. In addition, many countries, including the United States, have placed significant bans on international travel. It is possible that restrictions or bans on domestic travel may be implemented by U.S. federal, state or local governments. As a result of the pandemic, businesses can be shut down, supply chains can be interrupted, slowed, or rendered inoperable, and individuals can become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. However, OmniMetrix is considered an essential business due to the fact that it provides infrastructure support to both government and commercial sectors and across key industries so it has not been forced to shut down to date.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company’s cash was deposited with a U.S. bank and amounted to approximately $1,974,000 at March 31, 2021. The Company does not believe there is significant risk of non-performance by these counterparties. For the three-month periods ended March 31, 2021 and 2020, one customer represented approximately 11% and 15%, respectively, of total invoiced sales. Approximately 11% of the accounts receivable at March 31, 2021 was due from one customer who pays its receivables over usual credit periods. As of May 7, 2021, the Company has collected the full outstanding amount of the approximately $73,000 due from this customer as of March 31, 2021. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base.

Fair Value of Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values due to the short maturity of such investments.

Interest Rate Risk

OmniMetrix’s Loan and Security Agreement expired in accordance with its terms on February 28, 2021 and we elected not to renew this line of credit. Subsequent to this date, we were not subject to any interest rate risk as of the date of this filing.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses noted in our Annual Report on Form 10-K for the year ended December 31, 2020, to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As noted in our Annual Report on Form 10-K for the year ended December 31, 2020, we employ a decentralized internal control methodology, coupled with management’s oversight, whereby our OmniMetrix subsidiary is responsible for mitigating its risks to financial reporting by implementing and maintaining effective control policies and procedures and subsequently translating that respective risk mitigation up and through to the parent level and to our external financial statements. In addition, as our operating subsidiary is not large enough to effectively mitigate certain risks by segregating incompatible duties, management must employ compensating mechanisms throughout our company in a manner that is feasible within the constraints in which it operates.

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

PART II

ITEM 6.	EXHIBITS.

10.1*	Consulting Agreement, dated as of January 1, 2021, by and between Acorn Energy, Inc. and Jan H. Loeb (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-Q for the quarter ended March 31, 2021, filed on May 12, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: May 12, 2021

	By:	/s/ TRACY S. CLIFFORD
Tracy S. Clifford
Chief Financial Officer

