Form 10-Q
period 2021-06-30
ACORN ENERGY, INC.
filed 2021-08-09
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2021
Common Stock, $0.01 par value per share	39,687,589

ACORN ENERGY, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended June 30, 2021

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

PART I

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of June 30, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash	$1,955	$2,063
Accounts receivable, net	706	608
Inventory, net	363	236
Deferred charges	738	764
Other current assets	144	126
Total current assets	3,906	3,797
Property and equipment, net	273	268
Right-of-use assets, net	447	494
Other assets	701	642
Total assets	$5,327	$5,201
LIABILITIES AND DEFICIT
Current liabilities:
Short-term credit	$-	$149
Accounts payable	277	229
Accrued expenses	215	168
Deferred revenue	3,239	3,214
Current operating lease liabilities	103	99
Other current liabilities	32	33
Total current liabilities	3,866	3,892
Long-term liabilities:
Deferred revenue	1,480	1,340
Long-term operating lease liabilities	391	443
Other long-term liabilities	49	45
Total long-term liabilities	1,920	1,828
Commitments and contingencies Deficit:
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share: Authorized – 42,000,000 shares; Issued – 39,687,589 shares at June 30, 2021 and December 31, 2020	397	397
Additional paid-in capital	102,762	102,726
Warrants	3	3
Accumulated deficit	(100,591)	(100,613)
Treasury stock, at cost – 801,920 shares at June 30, 2021 and December 31, 2020	(3,036)	(3,036)
Total Acorn Energy, Inc. shareholders’ deficit	(465)	(523)
Non-controlling interests	6	4
Total deficit	(459)	(519)
Total liabilities and deficit	$5,327	$5,201

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Six months ended June 30,		Three months ended June 30,
	2021	2020	2021	2020

Revenue	$3,316	$2,806	$1,611	$1,468
Cost of sales	884	862	389	446
Gross profit	2,432	1,944	1,222	1,022
Operating expenses:
Research and development expense	353	293	175	138
Selling, general and administrative expense	2,048	1,947	1,042	906
Total operating expenses	2,401	2,240	1,217	1,044
Operating income (loss)	31	(296)	5	(22)
Finance expense, net	(5)	(20)	(1)	(10)
Income (loss) before income taxes	26	(316)	4	(32)
Income tax expense	—	—	—	—
Net income (loss)	26	(316)	4	(32)
Non-controlling interest share of net income	(4)	—	(2)	(1)
Net income (loss) attributable to Acorn Energy, Inc. shareholders	$22	$(316)	$2	$(33)

Basic and diluted net income (loss) per share attributable to Acorn Energy, Inc. shareholders:	$0.00	$(0.01)	$0.00	$(0.00)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic and diluted
Basic	39,687	39,659	39,687	39,687
Diluted	39,913	39,659	39,935	39,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(UNAUDITED)

(IN THOUSANDS)

	Three and Six Months Ended June 30, 2021
	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Shareholders’ Deficit	Non-controlling interests	Total Deficit
Balances as of December 31, 2020	39,687	$397	$102,726	$3	$(100,613)	802	$(3,036)	$(523)	$4	$(519)
Net income	—	—	—	—	20	—	—	20	2	22
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(1)	(1)
Stock option compensation	—	—	15	—	—	—	—	15	—	15
Balances as of March 31, 2021	39,687	$397	$102,741	$3	$(100,593)	802	$(3,036)	$(488)	$5	$(483)
Net income	—	—	—	—	2	—	—	2	2	4
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(1)	(1)
Stock option compensation	—	—	21	—	—	—	—	21	—	21
Balances as of June 30, 2021	39,687	$397	$102,762	$3	$(100,591)	802	$(3,036)	$(465)	$6	$(459)

	Three and Six Months Ended June 30, 2020
	Number of Shares	Common Stock		Additional Paid-In Capital	Warrants	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Shareholders’ Deficit	Non-controlling interests	Total Deficit
Balances as of December 31, 2019	39,591	$396		$101,655	$1,021	$(100,682)	802	$(3,036)	$(646)	$1	$(645)
Net loss	—	—		—	—	(283)	—	—	(283)	(1)	(284)
Accrued dividend in OmniMetrix preferred shares	—	—		—	—	—	—	—	—	(1)	(1)
Proceeds from stock option exercise	96	1		18	—	—	—	—	19	—	19
Stock option compensation	—	—		6	—	—	—	—	6	—	6
Balances as of March 31, 2020	39,687	$397		$101,679	$1,021	$(100,965)	802	$(3,036)	$(904)	$(1)	$(905)
Net loss	—	—		—	—	(33)	—	—	(33)	1	(32)
Accrued dividend in OmniMetrix preferred shares	—	—		—	—	—	—	—	—	(1)	(1)
Value of expired warrants	—	—	*	1,018	(1,018)	—	—	—	—	—	—
Stock option compensation	—	—		13	—	—	—	—	13	—	13
Balances as of June 30, 2020	39,687	$397		$102,710	$3	$(100,998)	802	$(3,036)	$(924)	$(1)	$(925)

*	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Six months ended June 30,
	2021	2020
Cash flows provided by operating activities:
Net income (loss)	$26	$(316)
Depreciation and amortization	37	21
Non-cash lease expense	59	59
Stock-based compensation	36	19
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	(98)	256
Increase in inventory	(127)	(10)
Increase in deferred charges	(33)	(5)
Decrease (increase) in other current assets and other assets	(18)	63
Increase (decrease) in accounts payable and accrued expenses	95	(4)
Increase (decrease) in deferred revenue	165	(10)
Decrease in operating lease liability	(60)	(38)
Increase in other current liabilities and non-current liabilities	1	43
Net cash provided by operating activities	83	78

Cash flows used in investing activities:
Investments in technology	(42)	(88)
Payments made for patent filings	—	(3)
Net cash used in investing activities	(42)	(91)

Cash flows provided by financing activities:
Short-term credit, net	(149)	45
Loan proceeds	—	462
Stock option exercise proceeds	—	19
Net cash (used in) provided by financing activities	(149)	526

Net (decrease) increase in cash	(108)	513
Cash at the beginning of the year	2,063	1,247
Cash at the end of the period	$1,955	$1,760

Supplemental cash flow information:
Cash paid during the year for:
Interest	$4	$16

Non-cash investing and financing activities:
Accrued preferred dividends to former Acorn director and/or former OmniMetrix CEO	$2	$2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

NOTE 1— BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. and its subsidiaries, OmniMetrix, LLC and OMX Holdings, Inc. (collectively, “Acorn” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six- and three-month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company’s cash was deposited with a U.S. bank and amounted to approximately $1,955,000 at June 30, 2021. The Company does not believe there is significant risk of non-performance by these counterparties. For the six-month period ended June 30, 2021, one customer represented approximately 10% of total invoiced sales. Approximately 18% and 11% of the accounts receivable at June 30, 2021 was due from two different customers both of whom pay their receivables over usual credit periods. As of August 5, 2021, the Company had collected 90% of the outstanding amount of approximately $207,000 due from these customers as of June 30, 2021. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to Acorn Energy, Inc. by the weighted average number of shares outstanding during the year, excluding treasury stock. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding plus the dilutive potential of common shares which would result from the exercise of stock options and warrants. The dilutive effects of stock options and warrants are excluded from the computation of diluted net loss per share if doing so would be antidilutive. The number of options that were excluded from the computation of diluted net loss per share, as they had an antidilutive effect, was approximately 286,000 (which have a weighted average exercise price of $0.79) and approximately 321,000 (which have a weighted average exercise price of $0.76) for the six- and three-month periods ending June 30, 2021, respectively. There were no anti-dilutive warrants. For both the six- and three-month periods ending June 30, 2020, the number of options and warrants that were excluded from the computation of diluted net loss per share, as they had an antidilutive effect, was approximately 858,000 options (which had a weighted average exercise price of $1.51) and approximately 35,000 warrants (which had a weighted average exercise price of $0.13).

The following data represents the amounts used in computing EPS and the effect on net income (loss) and the weighted average number of shares of dilutive potential common stock (in thousands):

	Six months ended June 30,		Three months ended June 30,
	2021	2020	2021	2020
Net income (loss) available to common stockholders	$22	$(316)	$2	$(33)

Weighted average share outstanding:
Basic	39,687	39,659	39,687	39,687
Add: Warrants	27	—	27	—
Add: Stock options	199	—	221	—
Diluted	39,913	39,659	39,935	39,687

Basic and diluted net income (loss) per share	$0.00	$(0.01)	$0.00	$(0.00)

NOTE 2—RECENT AUTHORITATIVE GUIDANCE

Recently Issued Accounting Principles

Other than the pronouncement noted below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six- and three-month periods ended June 30, 2021, that are of material significance, or have potential material significance, to the Company.

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

NOTE 3—LIQUIDITY

At June 30, 2021, the Company had working capital of approximately $40,000. The Company’s working capital includes approximately $1,955,000 of cash and deferred revenue of approximately $3,239,000. The deferred revenue does not require significant cash outlay for the revenue to be recognized. During the first six months of 2021, the Company’s OmniMetrix, LLC subsidiary provided approximately $529,000 from operations while the Company’s corporate headquarters used approximately $446,000 during the same period.

OmniMetrix is considered an essential business because it provides infrastructure support to both government and commercial sectors and across key industries. The Company has experienced minimal negative impacts due to the COVID-19 pandemic to date. Throughout the pandemic, the Company continued to realize new equipment sales (although not at the anticipated growth rate due to travel restrictions which have negatively impacted the sales closing timeline), has continued to collect its monthly recurring monitoring revenues and has retained its customer base. While the impacts of COVID-19 in the future are uncertain, the Company believes that due to the need for backup power and the desirability of remote monitoring services, it should be positioned for stable financial performance. Business travel has now started to resume and sales are returning to projected levels.

As of August 5, 2021, the Company had cash of approximately $2,039,000. The Company believes that such cash, plus the cash generated from operations, will provide sufficient liquidity to finance the operating activities of Acorn and OmniMetrix at their current level of operations for the foreseeable future and for the twelve months from the issuance of these unaudited condensed consolidated financial statements in particular. The Company may, at some point, elect to obtain a new line of credit to fund additional investments in the business.

NOTE 4—LEASES

OmniMetrix leases office space and office equipment under operating lease agreements. The office lease expires on September 30, 2025. The office equipment lease commenced in April 2019 and has a sixty-month term. Operating lease payments for the six months ended June 30, 2021 and 2020 were approximately $60,000 and $38,000, respectively. Operating lease payments for the three months ended June 30, 2021 and 2020 were approximately $30,000 and $10,000, respectively. The future minimum lease payments on non-cancellable operating leases as of June 30, 2021 using a discount rate of 4.5% are $494,000. Supplemental balance sheet information related to leases consisted of the following:

Supplemental cash flow information related to leases consisted of the following (in thousands):

	June 30,
	2021	2020
Cash paid for operating lease liabilities	$60	$38

Supplemental balance sheet information related to leases consisted of the following:

2021
Weighted average remaining lease terms for operating leases	4.23

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of June 30, 2021 (in thousands):

Twelve-month period ended June 30,
2022	$123
2023	126
2024	129
2025	131
2026	33
Total undiscounted cash flows	542
Less: Imputed interest	(48)
Present value of operating lease liabilities (a)	$494

(a)	Includes current portion of $103,000 for operating leases.

NOTE 5—DEBT

In March 2019, OmniMetrix reinstated its loan and security agreement which provided OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1,000,000. Debt incurred under this financing arrangement bore interest at the greater of 6% and prime plus 1.5% per year. In addition, OmniMetrix was to pay a monthly service charge of 0.75% of the average aggregate principal amount outstanding for the prior month, for an effective rate of interest on advances of 15% at February 28, 2021. OmniMetrix also agreed to continue to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of two years beginning March 1, 2019. From time to time, the balance outstanding fell below $150,000 based on collections applied against the loan balance and the timing of loan draws. The monthly service charge and interest was calculated on the greater of the outstanding balance or $150,000. Interest expense for the period January 1, 2021 to February 28, 2021, when the line expired, was approximately $4,000 compared to approximately $16,000 and approximately $9,000 for the six months and three months ended June 30, 2020, respectively.

OmniMetrix paid off the outstanding balance of approximately $149,000 in February 2021 and decided not to renew this line of credit, which expired in accordance with its terms on February 28, 2021.

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

The Company entered into a new agreement effective May 1, 2020 for data hosting services, replacing an expiring agreement with the same vendor. The agreement has a twelve-month term and the total payments under this agreement are approximately $148,000 in the aggregate. In January 2021, the Company elected to renew this agreement for an additional twelve months under the same terms extending the agreement to April 30, 2022. Under the data hosting services agreement applicable during the respective periods, the Company paid approximately $79,000 and $66,000 in the six months ended June 30, 2021 and 2020, respectively, and approximately $42,000 and $30,000 in the three months ended June 30, 2021 and 2020, respectively.

On March 17, 2021, the Company entered into a master services agreement for the development of a new user interface for its customer data portal. The cost of this project will be approximately $106,000 ($14,000 was paid at the commencement of this project and four equal installments of approximately $23,000 are due monthly starting in July 2021 and ending in October 2021). This project is expected to be completed by the end of 2021. This master services agreement also covers strategic enhancements to the Company’s technology infrastructure for an investment in the initial phase of approximately $21,000. These enhancements are expected to be completed by year-end. These costs are capitalized and amortization will begin once the new interface and the new infrastructure environment are launched.

In addition to the above, the Company has approximately $563,000 in other contractual obligations related to software agreements, operating leases and contractual services, payable through 2026.

NOTE 7—EQUITY

(a) General

At June 30, 2021 the Company had issued and outstanding 39,687,589 shares of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company.

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

At June 30, 2021, 1,576,394 options were available for grant under the Amended and Restated 2006 Stock Incentive Plan and no options were available for grant under the 2006 Stock Option Plan for Non-Employee Directors. During the three months ended June 30, 2021, 100,000 options were issued to the Company’s CFO. During the six months ended June 30, 2021, 30,000 options were issued to directors, 35,000 options were issued to the Company’s CEO and 100,000 options were issued to the Company’s CFO. In the six and three months ended June 30, 2021, there were no grants to non-employees. The fair value of the options issued was approximately $62,000.

No options were exercised in the six and three months ended June 30, 2021. The intrinsic value of options outstanding and of options exercisable at June 30, 2021 was approximately $177,000 and $134,000, respectively.

The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2020	722,501	$0.62	4.4 years	$29,000
Granted	165,000	0.54
Exercised	—	—
Forfeited or expired	(40,255)	3.13
Outstanding at June 30, 2021	847,246	$0.48	4.7 years	$177,000
Exercisable at June 30, 2021	546,074	$0.50	3.9 years	$134,000

The fair value of the options granted of approximately $62,000 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	.44%
Expected term of options	3.9 years
Expected annual volatility	101%
Expected dividend yield	—%

(c) Stock-based Compensation Expense

Stock-based compensation expense included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations was approximately $36,000 and $19,000 for the six-month periods ended June 30, 2021 and 2020, respectively and approximately $21,000 and $13,000 for the three-month periods ended June 30, 2021 and 2020, respectively.

The total compensation cost related to non-vested awards not yet recognized was approximately $73,000 as of June 30, 2021.

(d) Warrants

The Company previously issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2020	35,000	$0.13	2.2 years
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2021	35,000	$0.13	1.71 years

NOTE 8— SEGMENT REPORTING

As of June 30, 2021, the Company operates in two reportable operating segments, both of which are performed through the Company’s OmniMetrix subsidiary:

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

The following tables represent segmented data for the three-month and six-month periods ended June 30, 2021 and 2020 (in thousands):

	PG	CP	Total
Six months ended June 30, 2021:
Revenues from external customers	$2,837	$479	$3,316
Segment gross profit	2,150	282	2,432
Depreciation and amortization	32	5	37
Segment income(loss) before income taxes	$510	$(17)	$493

Six months ended June 30, 2020:
Revenues from external customers	$2,371	$435	$2,806
Segment gross profit	1,720	224	1,944
Depreciation and amortization	17	4	21
Segment income(loss) before income taxes	$204	$(72)	$132

Three months ended June 30, 2021:
Revenues from external customers	$1,379	$232	$1,611
Segment gross profit	1,082	140	1,222
Depreciation and amortization	19	3	22
Segment income(loss) before income taxes	$234	$(4)	$230

Three months ended June 30, 2020:
Revenues from external customers	$1,262	$206	$1,468
Segment gross profit	915	107	1,022
Depreciation and amortization	4	1	5
Segment income(loss) before income taxes	$199	$(10)	$189

The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between the segments. Further, the Chief Decision Maker does not review the assets by segment.

Reconciliation of Segment Income (Loss) to Consolidated Net Income (Loss) Before Income Taxes

	Six months ended June 30,		Three months ended June 30,
	2021	2020	2021	2020
Total net income before income taxes for reportable segments	$493	$132	$230	$189
Unallocated cost of corporate headquarters	(467)	(448)	(226)	(221)
Consolidated net income (loss) before income taxes	$26	$(316)	$4	$(32)

NOTE 9—REVENUE

The following table disaggregates the Company’s revenue for the three-and-six-month periods ended June 30, 2021 and 2020 (in thousands):

	Hardware	Monitoring	Total
Six months ended June 30, 2021:
PG Segment	$942	$1,895	$2,837
CP Segment	349	130	479
Total Revenue	$1,291	$2,025	$3,316

	Hardware	Monitoring	Total
Six months ended June 30, 2020:
PG Segment	$645	$1,726	$2,371
CP Segment	308	127	435
Total Revenue	$953	$1,853	$2,806

	Hardware	Monitoring	Total
Three months ended June 30, 2021:
PG Segment	$425	$954	$1,379
CP Segment	169	63	232
Total Revenue	$594	$1,017	$1,611

	Hardware	Monitoring	Total
Three months ended June 30, 2020:
PG Segment	$368	$894	$1,262
CP Segment	142	64	206
Total Revenue	$510	$958	$1,468

Deferred revenue activity for the six months ended June 30, 2021 can be seen in the table below (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2020	$2,576	$1,978	$4,554
Additions during the period	1,068	2,019	3,087
Recognized as revenue	(898)	(2,024)	(2,922)
Balance at June 30, 2021	$2,746	$1,973	$4,719

Amounts to be recognized as revenue in the twelve-month-period ending:
June 30, 2022	$1,507	$1,732	$3,239
June 30, 2023	905	234	1,139
June 30, 2024 and thereafter	334	7	341
	$2,746	$1,973	$4,719

Other revenue of approximately $394,000, is related to accessories, repairs, and other miscellaneous charges that are recognized to revenue when sold and are not deferred.

Deferred charges relate only to the sale of equipment. Deferred charges activity for the six months ended June 30, 2021 can be seen in the table below (in thousands):

Balance at December 31, 2020	$1,306
Additions, net of adjustments, during the period	472
Recognized as cost of sales	(467)
Balance at June 30, 2021	$1,311

Amounts to be recognized as cost of sales in the twelve-month-period ending:
June 30, 2022	$738
June 30, 2023	425	*
June 30, 2024 and thereafter	148	*
	$1,311

*	Amounts included in other assets in the Company’s unaudited condensed consolidated balance sheets at June 30, 2021.

Other cost of goods sold (COGS) recognized of approximately $231,000 is related to accessories, repairs, and other miscellaneous charges that are recognized to revenue when sold and are not deferred in addition to $186,000 in monitoring COGS which is not deferred.

The following table provides a reconciliation of the Company’s sales commissions contract assets for the six-month period ended June 30, 2021 (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2020	$136	$41	$177
Additions during the period	88	15	103
Amortization of sales commissions	(48)	(10)	(58)
Balance at June 30, 2021	$176	$46	$222

The capitalized sales commissions are included in other current assets (approximately $107,000) and other assets (approximately $115,000) in the Company’s unaudited condensed consolidated balance sheets at June 30, 2021. The capitalized sales commissions are included in other current assets (approximately $90,000) and other assets (approximately $87,000) in the Company’s consolidated balance sheets at December 31, 2020.

NOTE 10—SUBSEQUENT EVENTS

On July 6, 2021, the Company entered into an agreement with King Industrial Reality, Inc. to sublease 1,900 square feet of office space of the Company’s 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia for a monthly sublease payment of $2,375 including the base rent plus a pro-rata share of utilities, property taxes and insurance. Fifty percent of any excess rent received above the per square foot amount that the Company pays will be remitted to the Company’s landlord. The sublease will commence on or about September 1, 2021 and run through December 31, 2024.

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

FINANCIAL RESULTS BY COMPANY

The following table shows, for the periods indicated, the financial results (dollar amounts in thousands) attributable to each of our consolidated companies. In the tables and discussion below, research and development expenses is referred to as “R&D” expense, selling, general and administrative expense is referred to as “SG&A” expense.

	Six months ended June 30, 2021
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$3,316	$—	$3,316
Cost of sales	884	—	884
Gross profit	2,432	—	2,432
Gross profit margin	73%		73%
R&D expense	353	—	353
SG&A expense	1,581	467	2,048
Operating income (loss)	$498	$(467)	$31

	Six months ended June 30, 2020
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$2,806	$—	$2,806
Cost of sales	862	—	862
Gross profit	1,944	—	1,944
Gross profit margin	69%		69%
R&D expense	293	—	293
SG&A expense	1,502	445	1,947
Operating loss	$149	$(445)	$(296)

	Three months ended June 30, 2021
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$1,611	$—	$1,611
Cost of Sales	389	—	389
Gross profit	1,222	—	1,222
Gross profit margin	76%		76%
R&D expense	175	—	175
SG&A expense	816	226	1,042
Operating income (loss)	$231	$(226)	$5

	Three months ended June 30, 2020
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$1,468	$—	$1,468
Cost of Sales	446	—	446
Gross profit	1,022	—	1,022
Gross profit margin	70%		70%
R&D expense	138	—	138
SG&A expense	684	222	906
Operating loss	$200	$(222)	$(22)

BACKLOG

As of June 30, 2020, our backlog of work to be completed (primarily deferred revenue) at our OmniMetrix subsidiary totaled approximately $4,719,000.

RECENT DEVELOPMENTS

On March 17, 2021, we entered into a master services agreement for the development of a new user interface for our customer data portal. The cost of this project will be approximately $106,000 ($14,000 was paid at the commencement of this project and four equal installments of approximately $23,000 are due monthly starting in July 2021 and ending in October 2021). This project is expected to be completed by the end of 2021. This master services agreement also covers strategic enhancements to our technology infrastructure for an investment in the initial phase of approximately $21,000. These enhancements are expected to be completed by year-end. These costs are capitalized and amortization will begin once the new interface and the new infrastructure environment are launched.

On May 10, 2021, the monthly consulting fee for our Chief Financial Officer, Tracy S. Clifford, who also serves as Chief Operating Officer of our OmniMetrix subsidiary, was increased from $16,500 to $17,500, effective June 1, 2021. Ms. Clifford was also granted options to purchase 100,000 shares of our common stock, with an exercise price of $0.62 per share, which was the closing price of the common stock on May 7, 2021. The options vest and become exercisable on the first anniversary of the date of the grant and shall expire upon the earlier of (a) seven years from the date of the grant or (b) 18 months from the date Ms. Clifford ceases to be a consultant to our Company.

On July 6, 2021, we entered into an agreement with King Industrial Reality, Inc. to sublease 1,900 square feet of office space of our 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia for a monthly sublease payment of $2,375 including the base rent plus a pro-rata share of utilities, property taxes and insurance. Fifty percent of any excess rent received above the per square foot amount that we pay will be remitted to our landlord. The term of the sublease will commence on or about September 1, 2021 and run through December 31, 2024.

OVERVIEW AND TREND INFORMATION

Acorn Energy, Inc. (“Acorn” or “the Company”) is a holding company focused on technology driven solutions for energy infrastructure asset management. We provide the following services and products through our OmniMetrixTM, LLC (“OmniMetrix”) subsidiary:

●	Power Generation (“PG”) monitoring. OmniMetrix’s PG activities provide wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications. The PG segment includes our monitoring device for industrial air compressors and dryers and a new line of annunciators.

●	Cathodic Protection (“CP”) monitoring. OmniMetrix’s CP segment provides remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies.

Each of our PG and CP activities represents a reportable segment. The following analysis should be read together with the segment and revenue information provided in Notes 8 and 9 to the interim unaudited condensed consolidated financial statements included in this quarterly report.

OmniMetrix

OmniMetrix is a Georgia limited liability company based in Buford, Georgia that develops and markets wireless remote monitoring and control systems and services for multiple markets in the Internet of Things (“IoT”) ecosystem: critical assets (including stand-by power generators, pumps, pumpjacks, light towers, turbines, compressors, as well as other industrial equipment) as well as cathodic protection for the pipeline industry (gas utilities and pipeline companies). Acorn owns 99% of OmniMetrix with 1% owned by the former CEO of OmniMetrix.

Following the emergence of machine-to-machine (M2M) and IoT applications, whereby companies aggregate multiple sensors and monitors into a simplified dashboard for customers, OmniMetrix believes it plays a key role in this new economic ecosystem. In addition, OmniMetrix sees a rapidly growing need for backup power infrastructure to secure critical military, government, and private sector assets against emergency events including terrorist attacks, natural disasters, and cybersecurity threats. As residential and industrial standby generators, turbines, compressors, pumps, pumpjacks, light towers and other industrial equipment are part of the critical infrastructure increasingly becoming monitored in IoT applications, and given that OmniMetrix monitors all major brands of critical equipment, OmniMetrix believes it is well-positioned as a competitive participant in this new market.

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

We repaid the outstanding balance of approximately $149,000 in February 2021 and elected not to renew this line of credit, which expired in accordance with its terms on February 28, 2021.

Results of Operations

The following table sets forth certain information with respect to the condensed consolidated results of operations of the Company for the six-month periods ended June 30, 2021 and 2020, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. For segment data, see Notes 8 and 9 to the unaudited condensed consolidated financial statements included in this quarterly report.

	Six months ended June 30,
	2021		2020		Change
	($,000)	% of revenues	($,000)	% of revenues	from 2020 to 2021
Revenue	$3,316	100%	$2,806	100%	18%
Cost of sales	884	27%	862	31%	3%
Gross profit	2,432	73%	1,944	69%	25%
R&D expense	353	11%	293	10%	20%
SG&A expense	2,048	62%	1,947	69%	5%
Operating income (loss)	31	1%	(296)	(11)%	(110)%
Finance expense, net	(5)	* %	(20)	(1)%	(75)%
Income (loss) before income taxes	26	1%	(316)	(11)%	(108)%
Income tax expense	—	—	—	—%	—
Net income (loss)	26	1%	(316)	(11)%	(108)%
Non-controlling interests share of net income	(4)	* %	—	—%	(100)%
Net income (loss) attributable to Acorn Energy, Inc.	$22	1%	$(316)	(11)%	(107)%

*result is less than 1%.

The following table sets forth certain information with respect to the condensed consolidated results of operations of the Company for the three-month periods ended June 30, 2021 and 2020, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. For segment data, see Notes 8 and 9 to the unaudited condensed consolidated financial statements included in this quarterly report.

	Three months ended June 30,
	2021			2020		Change
	($,000)	% of revenues		($,000)	% of revenues	from 2020 to 2021
Revenue	$1,611	100%		$1,468	100%	10%
Cost of sales	389	24%		446	30%	(13)%
Gross profit	1,222	76%		1,022	70%	20%
R&D expense	175	11%		138	9%	27%
SG&A expense	1,042	65%		906	62%	15%
Operating income (loss)	5	*	%	(22)	(1)%	123%
Finance expense, net	(1)	*	%	(10)	(1)%	(90)%
Income (loss) before income taxes	4	*	%	(32)	(2)%	113%
Income tax expense	—	—%		—	—%	—
Net income (loss)	4	*	%	(32)	(2)%	113%
Non-controlling interests share of net income	(2)	*	%	(1)	* %	100%
Net income (loss) attributable to Acorn Energy, Inc.	$2	*	%	$(33)	(2)%	106%

*result is less than 1%.

Revenue for the six and three months ended June 30, 2021 and 2020

In the six months ended June 30, 2021, revenue increased by approximately $510,000, or 18%, from approximately $2,806,000 in the six months ended June 30, 2020 to approximately $3,316,000 in the six months ended June 30, 2021. OmniMetrix’s increased revenue during the six months ended June 30, 2021 was primarily attributable to increased hardware and accessories sales, which increased approximately $338,000, or 35%, from approximately $953,000 in the six months ended June 30, 2020 to approximately $1,291,000 in the six months ended June 30, 2021. The increase in hardware revenue was due to an increase in the sale of (i) TG2 units , (ii) custom TG Pro units that are designed to large customer specifications and monitored by the customer and thus the revenue is not deferred, (iii) unit accessories for which the revenue is not deferred, and (iv) Hero-2 units.

Monitoring revenue increased by approximately $172,000, or 9%, from approximately $1,853,000 in the six months ended June 30, 2020 to approximately $2,025,000 in the six months ended June 30, 2021. As previously noted, the increase in monitoring revenue is due to an increase in the number of installed billable connections.

As discussed above, OmniMetrix has two reportable segments, PG and CP. Of the approximately $3,316,000 in revenue recognized in the six months ended June 30, 2021, approximately $2,837,000 was generated by PG activities and approximately $479,000 was generated by CP activities. This represents an increase in revenue from PG activities of approximately $466,000, or 20%, from approximately $2,371,000 in the six months ended June 30, 2020, and an increase in revenue from CP activities of approximately $44,000, or 10%, from approximately $435,000 in the six months ended June 30, 2020. The CP sales cycle can take twelve to eighteen months from customer introduction to closing. The CP sales cycle has been further extended due to the restrictions from COVID-19 and our ability to meet with potential customers and to act timely and effectively on sales leads. We are now starting to see some positive results from the CP sales efforts as potential customers are opening or otherwise relaxing the COVID-19 restrictions.

Revenue increased by approximately $143,000, or 10%, from approximately $1,468,000 in the three months ended June 30, 2020 to approximately $1,611,000 in the three months ended June 30, 2021. OmniMetrix’s increased revenue during the three months ended June 30, 2021 was primarily attributable to increased hardware and accessories sales, which increased approximately $84,000 or 16%, from approximately $510,000 in the three months ended June 30, 2020 to approximately $594,000 in the three months ended June 30, 2021.

Monitoring revenue increased by approximately $59,000, or 6%, from approximately $958,000 in the three months ended June 30, 2020 to approximately $1,017,000 in the three months ended June 30, 2021. The increase in monitoring revenue is due to an increase in the number of installed billable connections.

Of the approximately $1,611,000 in revenue recognized in the three months ended June 30, 2021, approximately $1,379,000 was generated by PG activities and approximately $232,000 was generated by CP activities. This represents an increase in revenue from PG activities of approximately $117,000, or 9%, from approximately $1,262,000 in the three months ended June 30, 2020, and an increase in revenue from CP activities of approximately $26,000, or 13%, from approximately $206,000 in the three months ended June 30, 2020.

Gross profit for the six and three months ended June 30, 2021 and 2020

Gross profit for the six months ended June 30, 2021 was approximately $2,432,000 reflecting a gross margin of 73% compared with a gross profit of $1,944,000 reflecting a 69% gross margin for the six months ended June 30, 2020. Gross margin on hardware revenue for the six months ended June 30, 2021 was 46% compared to 40% for the six months ended June 30, 2020.

Gross profit for the three months ended June 30, 2021 was approximately $1,222,000 reflecting a gross margin of 76% on revenue compared with a gross profit for the three months ended June 30, 2020 of $1,022,000 reflecting a gross margin of 70% on revenue. Gross margin on hardware revenue for the three months ended June 30, 2021 was 43% compared to 42% for the three months ended June 30, 2020.

The increased gross profit and gross margin in both the six- and three-month periods in 2021 was due to an increase in (i) sales to commercial and industrial customers over residential customers, (ii) accessory sales, (iii) monitoring revenue, and the restructuring of our data plan.

Operating expenses for the six and three months ended June 30, 2021 and 2020

OmniMetrix R&D expense. During the six months ended June 30, 2021 and 2020, R&D expense was $353,000 and $293,000, respectively. During the three months ended June 30, 2021, OmniMetrix recorded $175,000 of R&D expense as compared to $138,000 in the three months ended June 30, 2020. The increase in R&D expense in 2021 is related to the continued development of next generation PG and CP products and exploration into new possible product lines. We expect a moderate increase in R&D expense throughout 2021 as we continue to work on certain initiatives to redesign products and expand product lines to increase the level of innovation.

OmniMetrix SG&A expense. During the six months ended June 30, 2021, OmniMetrix recorded SG&A expense of approximately $1,581,000 compared to SG&A costs of approximately $1,507,000 in the six months ended June 30, 2020, an increase of $74,000, or 5%. During the three months ended June 30, 2021, OmniMetrix recorded SG&A expense of approximately $816,000 compared to SG&A costs of approximately $687,000, in the three months ended June 30, 2020, an increase of approximately $129,000, or 19%. The increase in both periods is due to (i) an increase in travel expenses which had been significantly lower than normal in 2020 due to COVID-19 travel and trade show restrictions, (ii) compensation and benefit expenses in connection with two new sales engineers hired in March 2021, (iii) changes in our commission plan, and (iv) continued expenses related to enhancements in our technology infrastructure. We anticipate that our annual SG&A costs throughout 2021 will continue to increase due to having a fully staffed sales team, increases in sales travel to gain momentum stymied by COVID-19, additions to staff as we grow and our continuing investments in our technology infrastructure.

Corporate SG&A expense. Corporate SG&A expense of $467,000 in the first six months of 2021 reflected an increase of approximately $22,000, or 5%, from the $445,000 of corporate SG&A expense reported in the first six months of 2020. This increase is primarily due to increases audit fees and insurance costs. Corporate SG&A expense for the three months ended June 30, 2021 increased $4,000, or 2%, to $226,000 from $222,000 for the three months ended June 30, 2020. Second quarter 2021 corporate SG&A expense of $226,000 was below first quarter 2021 corporate SG&A expense of $241,000 primarily due to the timing of certain expenses. We do not expect the quarterly corporate overhead to change materially except as may be required to support the growth of our OmniMetrix subsidiary and typical annual increases in professional fees and insurance premiums.

Net income (loss) attributable to Acorn Energy. We recognized net income attributable to Acorn shareholders of approximately $22,000 in the six months ended June 30, 2021 compared to a net loss attributable to Acorn shareholders of approximately $316,000 in the six months ended June 30, 2020. Our net income during the six months ended June 30, 2021 is comprised of net income at OmniMetrix of approximately $493,000 offset by corporate expenses of approximately $467,000 and the non-controlling interest share of our income from OmniMetrix of approximately $4,000. Our net loss in the six months ended June 30, 2020 was comprised of net income at OmniMetrix of $133,000 plus corporate expense of $449,000.

For the three months ended June 30, 2021, we recognized net income attributable to Acorn shareholders of approximately $2,000 compared to a net loss attributable to Acorn shareholders of approximately $33,000 for the three months ended June 30, 2020. Our net income in the three months ended June 30, 2021 is comprised of net income at OmniMetrix of approximately $230,000 offset by corporate expenses of approximately $226,000 and the non-controlling interest share of our income from OmniMetrix of approximately $2,000. Our loss in the three months ended June 30, 2020 was comprised of net income at OmniMetrix of $190,000 offset by corporate expense of $222,000 plus $1,000 attributed to the non-controlling interest share of our income in OmniMetrix.

Liquidity and Capital Resources

At June 30, 2021, we had working capital of approximately $40,000. Our working capital includes approximately $1,955,000 of cash and deferred revenue of approximately $3,239,000. The deferred revenue does not require significant cash outlay for the revenue to be recognized.

During the first six months of 2021, our OmniMetrix subsidiary provided approximately $544,000 from operations while our corporate headquarters used approximately $461,000 during the same period.

We invested $42,000 in technology in projects including user interface development and design of cloud server environment as well as investments in new hardware and software upgrades.

Net cash of $149,000 was used in financing activities during the first six months of 2021 in repayments on our line of credit described above.

Other Liquidity Matters

OmniMetrix owes Acorn approximately $4,431,000 for loans, accrued interest and expenses advanced to it by Acorn. OmniMetrix made repayments to Acorn of approximately $344,000 in the six months ended June 30, 2021 offset by interest, dividends and other advances of approximately $200,000 in the aggregate.

As of August 5, 2021, we had cash of approximately $2,039,000. We believe that such cash, plus the cash generated from operations, will provide sufficient liquidity to finance the operating activities of Acorn and OmniMetrix at their current level of operations for the foreseeable future and for the twelve months from the issuance of these unaudited condensed consolidated financial statements in particular. We may, at some point, elect to obtain a new line of credit to fund additional investments in the business.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of June 30, 2021.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Twelve Month Periods Ending June 30, (in thousands)
	Total	2022	2023-2024	2025-2026	2027 and thereafter
Software agreements	$66	$62	$4	$—	$—
Operating leases	542	122	256	164	—
Contractual services	223	223	—	—	—
Total contractual cash obligations	$831	$407	$260	$164	$—

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

COVID-19 Risk

The COVID-19 pandemic could negatively affect various aspects of our business, including our workforce and supply chain, and make it more difficult and expensive to meet our obligations to our customers, and could result in reduced demand from our customers.

The outbreak of the COVID-19 pandemic caused governments around the world to implement quarantines of certain geographic areas and implement significant restrictions on travel. Several governments also implemented work restrictions that prohibit many employees from going to work, both around the world as well as in certain jurisdictions in the United States. At this time, it is unclear if foreign governments or U.S. federal, state or local governments will further extend any of the current restrictions or if further restrictions will be put into place. In addition, many countries, including the United States, have placed significant bans on international travel. It is possible that restrictions or bans on domestic travel may be implemented by U.S. federal, state or local governments. As a result of the pandemic, businesses can be shut down, supply chains can be interrupted, slowed, or rendered inoperable, and individuals can become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. OmniMetrix is considered an essential business due to the fact that it provides infrastructure support to both government and commercial sectors and across key industries, so it has not been forced to shut down to date.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company’s cash was deposited with a U.S. bank and amounted to approximately $1,955,000 at June 30, 2021. The Company does not believe there is significant risk of non-performance by these counterparties. For the six-month period ended June 30, 2021, one customer represented approximately 10% of total invoiced sales. Approximately 18% and 11% of the accounts receivable at June 30, 2021 was due from two different customers both of whom pay their receivables over usual credit periods. As of August 5, 2021, the Company has collected 90% of the outstanding amount of approximately $207,000 due from these customers as of June 30, 2021. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses noted in our Annual Report on Form 10-K for the year ended December 31, 2020, to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II

ITEM 6.	EXHIBITS.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-Q for the quarter ended June 30, 2021, filed on August 9, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: August 9, 2021

	By:	/s/ TRACY S. CLIFFORD
Tracy S. Clifford
Chief Financial Officer

