Form 10-Q
period 2021-09-30
ACORN ENERGY, INC.
filed 2021-11-10
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2021
Common Stock, $0.01 par value per share	39,687,589

ACORN ENERGY, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended September 30, 2021

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

PART I

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of September 30, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash	$2,016	$2,063
Accounts receivable, net	792	608
Inventory, net	477	236
Deferred charges	756	764
Other current assets	174	126
Total current assets	4,215	3,797
Property and equipment, net	433	268
Right-of-use assets, net	423	494
Deferred cost of goods sold	637	542
Other assets	150	100
Total assets	$5,858	$5,201
LIABILITIES AND DEFICIT
Current liabilities:
Short-term credit	$—	$149
Accounts payable	383	229
Accrued expenses	226	168
Deferred revenue	3,458	3,214
Current operating lease liabilities	105	99
Other current liabilities	30	33
Total current liabilities	4,202	3,892
Long-term liabilities:
Deferred revenue	1,653	1,340
Long-term operating lease liabilities	366	443
Other long-term liabilities	50	45
Total long-term liabilities	2,069	1,828
Commitments and contingencies
Deficit:
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share: Authorized – 42,000,000 shares; Issued – 39,687,589 shares at September 30, 2021 and December 31, 2020	397	397
Additional paid-in capital	102,784	102,726
Warrants	3	3
Accumulated deficit	(100,568)	(100,613)
Treasury stock, at cost – 801,920 shares at September 30, 2021 and December 31, 2020	(3,036)	(3,036)
Total Acorn Energy, Inc. shareholders’ deficit	(420)	(523)
Non-controlling interests	7	4
Total deficit	(413)	(519)
Total liabilities and deficit	$5,858	$5,201

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Nine months ended September 30,		Three months ended September 30,
	2021	2020	2021	2020

Revenue	$5,022	$4,323	$1,706	$1,517
Cost of sales	1,348	1,302	464	440
Gross profit	3,674	3,021	1,242	1,077
Operating expenses:
Research and development expense	532	453	179	160
Selling, general and administrative expense	3,086	2,887	1,038	940
Total operating expenses	3,618	3,340	1,217	1,100
Operating income (loss)	56	(319)	25	(23)
Finance expense, net	(5)	(28)	—	(8)
Income (loss) before income taxes	51	(347)	25	(31)
Income tax expense	—	—	—	—
Net income (loss)	51	(347)	25	(31)
Non-controlling interest share of net income	(6)	(1)	(2)	(1)
Net income (loss) attributable to Acorn Energy, Inc. shareholders	$45	$(348)	$23	$(32)

Basic and diluted net income (loss) per share attributable to Acorn Energy, Inc. shareholders:	$0.00	$(0.01)	$0.00	$0.00
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic and diluted
Basic	39,687	39,669	39,687	39,687
Diluted	39,922	39,669	39,959	39,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT (UNAUDITED)

(IN THOUSANDS)

	Three and Nine Months Ended September 30, 2021
	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Shareholders’ Deficit	Non- controlling interests	Total Deficit
Balances as of December 31, 2020	39,687	$397	$102,726	$3	$(100,613)	802	$(3,036)	$(523)	$4	$(519)
Net income	—	—	—	—	20	—	—	20	2	22
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(1)	(1)
Stock option compensation	—	—	15	—	—	—	—	15	—	15
Balances as of March 31, 2021	39,687	$397	$102,741	$3	$(100,593)	802	$(3,036)	$(488)	$5	$(483)
Net income	—	—	—	—	2	—	—	2	2	4
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(1)	(1)
Stock option compensation	—	—	21	—	—	—	—	21	—	21
Balances as of June 30, 2021	39,687	$397	$102,762	$3	$(100,591)	802	$(3,036)	$(465)	$6	$(459)
Net income	—	—	—	—	23	—	—	23	2	25
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(1)	(1)
Stock option compensation	—	—	22	—	—	—	—	22	—	22
Balances as of September 30, 2021	39,687	$397	$102,784	$3	$(100,568)	802	$(3,036)	$(420)	$7	$(413)

	Three and Nine Months Ended September 30, 2020
	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Shareholders’ Deficit	Non- controlling interests	Total Deficit
Balances as of December 31, 2019	39,591	$396	$101,655	$1,021	$(100,682)	802	$(3,036)	$(646)	$1	$(645)
Net loss	—	—	—	—	(283)	—	—	(283)	(1)	(284)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(1)	(1)
Proceeds from stock option exercise	96	1	18	—	—	—	—	19	—	19
Stock option compensation	—	—	6	—	—	—	—	6	—	6
Balances as of March 31, 2020	39,687	$397	$101,679	$1,021	$(100,965)	802	$(3,036)	$(904)	$(1)	$(905)
Net loss	—	—	—	—	(33)	—	—	(33)	1	(32)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(1)	(1)
Value of expired warrants	—	—	1,018	(1,018)	—	—	—	—	—	—
Stock option compensation	—	—	13	—	—	—	—	13	—	13
Balances as of June 30, 2020	39,687	$397	$102,710	$3	$(100,998)	802	$(3,036)	$(924)	$(1)	$(925)
Net loss	—	—	—	—	(32)	—	—	(32)	1	(31)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(1)	(1)
Stock option compensation	—	—	8	—	—	—	—	8	—	8
Balances as of September 30, 2020	39,687	$397	$102,718	$3	$(101,030)	802	$(3,036)	$(948)	$(1)	$(949)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Nine months ended September 30,
	2021	2020
Cash flows provided by operating activities:
Net income (loss)	$51	$(347)
Depreciation and amortization	56	22
Non-cash lease expense	71	88
Stock-based compensation	58	27
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(184)	230
Increase in inventory	(241)	(8)
(Increase) decrease in deferred charges	(137)	48
(Increase) decrease in other current assets and other assets	(48)	66
Increase (decrease) in accounts payable and accrued expenses	212	(3)
Increase in deferred revenue	557	151
Decrease in operating lease liability	(71)	(48)
(Decrease) increase in other current liabilities and non-current liabilities	(1)	74
Net cash provided by operating activities	323	300

Cash flows used in investing activities:
Investments in technology	(214)	(90)
Other capital investments	(7)	(7)
Net cash used in investing activities	(221)	(97)

Cash flows (used in) provided by financing activities:
Short-term credit, net	(149)	35
Loan proceeds	—	462
Stock option exercise proceeds	—	19
Net cash (used in) provided by financing activities	(149)	516

Net (decrease) increase in cash	(47)	719
Cash at the beginning of the year	2,063	1,247
Cash at the end of the period	$2,016	$1,966

Supplemental cash flow information:
Cash paid during the year for:
Interest	$5	$23

Non-cash investing and financing activities:
Accrued preferred dividends to former Acorn director and/or former OmniMetrix CEO	$3	$3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

NOTE 1— BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. and its subsidiaries, OmniMetrix, LLC and OMX Holdings, Inc. (collectively, “Acorn” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine- and three-month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 16, 2021.

NOTE 2—ACCOUNTING POLICIES

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company’s cash was deposited with a U.S. bank and amounted to approximately $2,016,000 at September 30, 2021. The Company does not believe there is significant risk of non-performance by these counterparties. For the three and nine-month periods ended September 30, 2021, there were no customers that represented greater than 10% of the Company’s total invoiced sales. Approximately 12% of the accounts receivable at September 30, 2021 was due from one customer who pays its receivables over usual credit periods. As of November 8, 2021 the Company had collected 100% of the outstanding amount of approximately $98,000 due from this customer as of September 30, 2021. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to Acorn Energy, Inc. by the weighted average number of shares outstanding during the year, excluding treasury stock. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding plus the dilutive potential of common shares which would result from the exercise of stock options and warrants. The dilutive effects of stock options and warrants are excluded from the computation of diluted net income (loss) per share if doing so would be antidilutive. The number of options that were excluded from the computation of diluted net income (loss) per share, as they had an antidilutive effect, was approximately 291,000 (which have a weighted average exercise price of $0.56) and approximately 181,000 (which have a weighted average exercise price of $0.66) for the nine- and three-month periods ending September 30, 2021, respectively. There were no anti-dilutive warrants. For both the nine- and three-month periods ending September 30, 2020, the number of options and warrants that were excluded from the computation of diluted net income (loss) per share, as they had an antidilutive effect, was approximately 937,000 options (which had a weighted average exercise price of $1.19) and approximately 35,000 warrants (which had a weighted average exercise price of $0.13).

The following data represents the amounts used in computing EPS and the effect on net income (loss) and the weighted average number of shares of dilutive potential common stock (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2021	2020	2021	2020
Net income (loss) available to common stockholders	$45	$(348)	$23	$(32)

Weighted average share outstanding:
Basic	39,687	39,669	39,687	39,687
Add: Warrants	28	—	28	—
Add: Stock options	207	—	244	—
Diluted	39,922	39,669	39,959	39,687

Basic and diluted net income (loss) per share	$0.00	$(0.01)	$0.00	$0.00

Recently Issued Accounting Principles

Other than the pronouncement noted below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine- and three-month periods ended September 30, 2021, that are of material significance, or have potential material significance, to the Company.

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

NOTE 3—LIQUIDITY

At September 30, 2021, the Company had working capital of approximately $13,000. The Company’s working capital includes approximately $2,016,000 of cash and deferred revenue of approximately $3,458,000. The deferred revenue does not require significant cash outlay for the revenue to be recognized. During the first nine months of 2021, the Company’s OmniMetrix, LLC subsidiary provided approximately $1,015,000 from operations while the Company’s corporate headquarters used approximately $692,000 during the same period.

OmniMetrix is considered an essential business because it provides infrastructure support to both government and commercial sectors and across key industries. The Company has experienced minimal negative impacts due to the COVID-19 pandemic to date. Throughout the pandemic, the Company continued to realize new equipment sales (although not at the anticipated growth rate due to travel and meeting restrictions which have negatively impacted the sales closing timeline), has continued to collect its monthly recurring monitoring revenues and has retained its customer base. While the impacts of COVID-19 in the future are uncertain, the Company believes that due to the need for backup power and the desirability of remote monitoring services, it should continue to be positioned for stable financial performance. Business travel has now started to resume and sales are returning to projected levels.

As of November 8, 2021, the Company had cash of approximately $1,928,000. The Company believes that such cash, plus the cash generated from operations, will provide sufficient liquidity to finance the operating activities of Acorn and OmniMetrix at their current level of operations for the foreseeable future and for the twelve months from the issuance of these unaudited condensed consolidated financial statements in particular. The Company may, at some point, elect to obtain a new line of credit or other source of financing to fund additional investments in the business.

NOTE 4—LEASES

OmniMetrix leases office space and office equipment under operating lease agreements. The office lease expires on September 30, 2025. The office equipment lease commenced in April 2019 and has a sixty-month term. Operating lease payments for the nine months ended September 30, 2021 and 2020 were approximately $90,000 and $48,000, respectively. Operating lease payments for the three months ended September 30, 2021 and 2020 were approximately $30,000 and $10,000, respectively. The future minimum lease payments on non-cancellable operating leases as of September 30, 2021 using a discount rate of 4.5% are $471,000. Supplemental balance sheet information related to leases consisted of the following:

Supplemental cash flow information related to leases consisted of the following (in thousands):

	September 30,
	2021	2020
Cash paid for operating lease liabilities	$90	$48

Supplemental balance sheet information related to leases consisted of the following:

2021
Weighted average remaining lease terms for operating leases	3.98

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of September 30, 2021 (in thousands):

Twelve-month period ended September 30,
2022	$124
2023	127
2024	129
2025	132
Total undiscounted cash flows	512
Less: Imputed interest	(41)
Present value of operating lease liabilities (a)	$471

(a)	Includes current portion of $105,000 for operating leases.

On July 6, 2021, the Company entered into an agreement with King Industrial Realty, Inc., to sublease from the Company 1,900 square feet of office space of the Company’s 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia for a monthly sublease payment of $2,375 which includes the base rent plus a pro-rata share of utilities, property taxes and insurance. Fifty percent of any excess rent received above the per square foot amount that the Company pays will be remitted to the Company’s landlord less the allocation of any shared expenses and leasehold improvements specific to the sublease. The Company invested approximately $7,000 on leasehold improvements related to the sublease. Due to the offset of the capital expenditures, the Company does not expect to have any net rent due to its landlord for the first twelve months of the sublease. The estimated amount the Company expects to remit to the landlord subsequent to the first twelve months is approximately $6,700 per year. The sublease commenced on October 1, 2021 and will run through September 30, 2025 which is the end of the Company’s lease term with its landlord.

NOTE 5—DEBT

In March 2019, OmniMetrix reinstated its loan and security agreement which provided OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1,000,000. Debt incurred under this financing arrangement bore interest at the greater of 6% and prime plus 1.5% per year. In addition, OmniMetrix was to pay a monthly service charge of 0.75% of the average aggregate principal amount outstanding for the prior month, for an effective rate of interest on advances of 15% at February 28, 2021. OmniMetrix also agreed to continue to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of two years beginning March 1, 2019. From time to time, the balance outstanding fell below $150,000 based on collections applied against the loan balance and the timing of loan draws. The monthly service charge and interest was calculated on the greater of the outstanding balance or $150,000. Interest expense for the period January 1, 2021 to February 28, 2021, when the line expired, was approximately $4,000 compared to approximately $22,000 and approximately $6,000 for the nine months and three months ended September 30, 2020, respectively.

OmniMetrix paid off the outstanding balance of approximately $149,000 in February 2021 and decided not to renew this line of credit, which expired in accordance with its terms on February 28, 2021.

NOTE 6—COMMITMENTS AND CONTINGENCIES

On August 19, 2019, OmniMetrix entered into an agreement with a software development partner to create and license to OmniMetrix a new software platform and application. Pursuant to this agreement, OmniMetrix paid this partner equal monthly payments over the first seven months of the term of the agreement equal to $200,000 in the aggregate. OmniMetrix will also pay the partner (i) a per-sensor monitoring fee for each sensor connected to the developed technology, or (ii) a percentage of any revenue received above a specified amount per sensor monitored per month in oil and gas applications only. Commencing on January 1, 2021, OmniMetrix pays the partner an annual licensing fee of $50,000 which is paid in quarterly increments of $12,500. The per-sensor monitoring fees have not yet commenced. The initial term of this agreement ends on August 19, 2022 but will automatically renew for one-year periods unless either party delivers a written notice of termination to the other party sixty days prior to the end of the respective term.

The Company entered into a new agreement effective May 1, 2020 for data hosting services, replacing an expiring agreement with the same vendor. The agreement has a twelve-month term and the total payments under this agreement are approximately $148,000 in the aggregate. In January 2021, the Company elected to renew this agreement for an additional twelve months under the same terms, extending the agreement to April 30, 2022. Under the data hosting services agreement applicable during the respective periods, the Company paid approximately $117,000 and $100,000 in the nine months ended September 30, 2021 and 2020, respectively, and approximately $38,000 and $34,000 in the three months ended September 30, 2021 and 2020, respectively.

On March 17, 2021, the Company entered into a master services agreement for the development of a new user interface for its customer data portal. The cost of this project will be approximately $106,000 in design and development services ($14,000 was paid at the commencement of this project and four equal installments of approximately $23,000 were paid monthly starting in July 2021 with the fourth and final installment to be paid upon completion and launch of the new interface). This project is expected to be completed by the end of 2021. This master services agreement also covers strategic enhancements to the Company’s technology infrastructure which is ongoing. The new infrastructure environment is expected to be completed and launched on or about May 1, 2022. The Company has invested approximately $114,000 in this initiative during the nine months ended September 30, 2021. These costs are capitalized and amortization will begin once the new interface and the new infrastructure environment are launched.

In addition to the above, the Company has approximately $512,000 in operating lease obligations payable through 2026 and approximately $12,000 in other contractual obligations. The Company also has approximately $1.3 million in open purchase order commitments payable through 2022.

NOTE 7—EQUITY

(a) General

At September 30, 2021 the Company had issued and outstanding 39,687,589 shares of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company.

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

At September 30, 2021, 1,563,121 options were available for grant under the Amended and Restated 2006 Stock Incentive Plan and no options were available for grant under the 2006 Stock Option Plan for Non-Employee Directors. During the three months ended September 30, 2021, 67,770 options were issued to employees of the Company. During the nine months ended September 30, 2021, 30,000 options were issued to directors, 35,000 options were issued to the Company’s CEO, 100,000 options were issued to the Company’s CFO and 67,770 options were issued to other employees. In the nine and three months ended September 30, 2021, there were no grants to non-employees. The fair value of the options issued was approximately $89,000.

No options were exercised in the nine and three months ended September 30, 2021. The intrinsic value of options outstanding and of options exercisable at September 30, 2021 was approximately $212,000 and $170,000, respectively.

The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2020	722,501	$0.62	4.4 years	$29,000
Granted	232,770	0.54
Exercised	—	—
Forfeited or expired	(104,752)	2.15
Outstanding at September 30, 2021	850,519	$0.41	4.9 years	$212,000
Exercisable at September 30, 2021	558,491	$0.36	4.2 years	$170,000

The fair value of the options granted of approximately $89,000 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	.53%
Expected term of options	4.0 years
Expected annual volatility	99.7%
Expected dividend yield	—%

(c) Stock-based Compensation Expense

Stock-based compensation expense included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations was approximately $58,000 and $27,000 for the nine-month periods ended September 30, 2021 and 2020, respectively and approximately $22,000 and $8,000 for the three-month periods ended September 30, 2021 and 2020, respectively.

The total compensation cost related to non-vested awards not yet recognized was approximately $76,000 as of September 30, 2021.

(d) Warrants

The Company previously issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2020	35,000	$0.13	2.2 years
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2021	35,000	$0.13	1.4 years

NOTE 8— SEGMENT REPORTING

As of September 30, 2021, the Company operates in two reportable operating segments, both of which are performed through the Company’s OmniMetrix subsidiary:

●	The PG (Power Generation) segment provides wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications. The PG segment includes OmniMetrix’s monitoring device for industrial air compressors and dryers, and a line of annunciators.

●	The CP (Cathodic Protection) segment provides remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies.

The Company’s reportable segments are strategic business units, offering different products and services, and are managed separately as each business requires different technology and marketing strategies.

The following tables represent segmented data for the three-month and nine-month periods ended September 30, 2021 and 2020 (in thousands):

	PG	CP	Total
Nine months ended September 30, 2021:
Revenues from external customers	$4,283	$739	$5,022
Segment gross profit	3,241	433	3,674
Depreciation and amortization	48	8	56
Segment income (loss) before income taxes	$774	$(15)	$759

Nine months ended September 30, 2020:
Revenues from external customers	$3,633	$690	$4,323
Segment gross profit	2,656	365	3,021
Depreciation and amortization	17	4	21
Segment income (loss) before income taxes	$414	$(79)	$335

Three months ended September 30, 2021:
Revenues from external customers	$1,446	$260	$1,706
Segment gross profit	1,091	151	1,242
Depreciation and amortization	16	3	19
Segment income (loss) before income taxes	$264	$2	$266

Three months ended September 30, 2020:
Revenues from external customers	$1,262	$255	$1,517
Segment gross profit	936	141	1,077
Depreciation and amortization	—	—	—
Segment income (loss) before income taxes	$210	$(7)	$203

The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between the segments. Further, the Chief Decision Maker does not review the assets by segment.

Reconciliation of Segment Income (Loss) to Consolidated Net Income (Loss) Before Income Taxes

	Nine months ended September 30,		Three months ended September 30,
	2021	2020	2021	2020
Total net income before income taxes for reportable segments	$759	$335	$266	$203
Unallocated cost of corporate headquarters	(708)	(682)	(241)	(234)
Consolidated net income (loss) before income taxes	$51	$(347)	$25	$(31)

NOTE 9—REVENUE

The following table disaggregates the Company’s revenue for the three-and-nine-month periods ended September 30, 2021 and 2020 (in thousands):

	Hardware	Monitoring	Total
Nine months ended September 30, 2021:
PG Segment	$1,449	$2,834	$4,283
CP Segment	543	196	739
Total Revenue	$1,992	$3,030	$5,022

	Hardware	Monitoring	Total
Nine months ended September 30, 2020:
PG Segment	$999	$2,634	$3,633
CP Segment	501	189	690
Total Revenue	$1,500	$2,823	$4,323

	Hardware	Monitoring	Total
Three months ended September 30, 2021:
PG Segment	$507	$939	$1,446
CP Segment	194	66	260
Total Revenue	$701	$1,005	$1,706

	Hardware	Monitoring	Total
Three months ended September 30, 2020:
PG Segment	$354	$908	$1,262
CP Segment	193	62	255
Total Revenue	$547	$970	$1,517

Deferred revenue activity for the nine months ended September 30, 2021 can be seen in the table below (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2020	$2,576	$1,978	$4,554
Additions during the period	1,777	3,182	4,959
Recognized as revenue	(1,373)	(3,029)	(4,402)
Balance at September 30, 2021	$2,980	$2,131	$5,111

Amounts to be recognized as revenue in the twelve-month-period ending:
September 30, 2022	$1,583	$1,875	$3,458
September 30, 2023	999	251	1,250
September 30, 2024 and thereafter	398	5	403
	$2,980	$2,131	$5,111

Other revenue of approximately $620,000, is related to accessories, repairs, and other miscellaneous charges that are recognized to revenue when sold and are not deferred.

Deferred charges relate only to the sale of equipment. Deferred charges activity for the nine months ended September 30, 2021 can be seen in the table below (in thousands):

Balance at December 31, 2020	$1,306
Additions, net of adjustments, during the period	797
Recognized as cost of sales	(710)
Balance at September 30, 2021	$1,393

Amounts to be recognized as cost of sales in the twelve-month-period ending:
September 30, 2022	$756
September 30, 2023	459	*
September 30, 2024 and thereafter	178	*
	$1,393

*	Amounts included in other assets in the Company’s unaudited condensed consolidated balance sheets at September 30, 2021.

Other cost of goods sold (COGS) recognized of approximately $266,000 is related to accessories, repairs, and other miscellaneous charges that are recognized to revenue when sold and are not deferred, in addition to $372,000 in monitoring COGS which is not deferred.

The following table provides a reconciliation of the Company’s sales commissions contract assets for the nine-month period ended September 30, 2021 (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2020	$136	$41	$177
Additions during the period	151	23	174
Amortization of sales commissions	(75)	(16)	(91)
Balance at September 30, 2021	$212	$48	$260

The capitalized sales commissions are included in other current assets (approximately $122,000) and other assets (approximately $138,000) in the Company’s unaudited condensed consolidated balance sheets at September 30, 2021. The capitalized sales commissions are included in other current assets (approximately $90,000) and other assets (approximately $87,000) in the Company’s consolidated balance sheets at December 31, 2020.

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

FINANCIAL RESULTS BY COMPANY

The following table shows, for the periods indicated, the financial results (dollar amounts in thousands) attributable to each of our consolidated companies. In the tables and discussion below, research and development expense is referred to as “R&D expense,” and selling, general and administrative expense is referred to as “SG&A expense.”

	Nine months ended September 30, 2021
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$5,022	$—	$5,022
Cost of sales	1,348	—	1,348
Gross profit	3,674	—	3,674
Gross profit margin	73%		73%
R&D expense	532	—	532
SG&A expense	2,379	707	3,086
Operating income (loss)	$763	$(707)	$56

	Nine months ended September 30, 2020
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$4,323	$—	$4,323
Cost of sales	1,302	—	1,302
Gross profit	3,021	—	3,021
Gross profit margin	70%		70%
R&D expense	453	—	453
SG&A expense	2,210	677	2,887
Operating income (loss)	$358	$(677)	$(319)

	Three months ended September 30, 2021
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$1,706	$—	$1,706
Cost of Sales	464	—	464
Gross profit	1,242	—	1,242
Gross profit margin	73%		73%
R&D expense	179	—	179
SG&A expense	798	240	1,038
Operating income (loss)	$265	$(240)	$25

	Three months ended September 30, 2020
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$1,517	$—	$1,517
Cost of Sales	440	—	440
Gross profit	1,077	—	1,077
Gross profit margin	71%		71%
R&D expense	160	—	160
SG&A expense	707	233	940
Operating income (loss)	$210	$(233)	$(23)

BACKLOG

As of September 30, 2021, our backlog of work to be completed (primarily deferred revenue) at our OmniMetrix subsidiary totaled approximately $5,311,000, of which approximately $200,000 are open sales orders pending completion for shipping.

RECENT DEVELOPMENTS

On March 17, 2021, we entered into a master services agreement for the development of a new user interface for our customer data portal. The cost of this project will be approximately $106,000 ($14,000 was paid at the commencement of this project and four equal installments of approximately $23,000 were paid monthly starting in July 2021 with the fourth and final installment payment to be paid upon completion and launch of the new interface). This project is expected to be completed by the end of 2021. This master services agreement also covers strategic enhancements to our technology infrastructure which is ongoing. The new infrastructure environment is expected to be completed and launched by May 1, 2022. We invested approximately $114,000 in this initiative during the nine months ended September 30, 2021. These costs are capitalized and amortization will begin once the new interface and the new infrastructure environment are launched.

On July 6, 2021, we entered into an agreement with King Industrial Realty, Inc., to sublease from us 1,900 square feet of office space of our 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia for a monthly sublease payment of $2,375 including the base rent plus a pro-rata share of utilities, property taxes and insurance. Fifty percent of any excess rent received above the per square foot amount that we pay will be remitted to our landlord less the allocation of any shared expenses and leasehold improvements specific to the sublease. We invested approximately $7,000 on leasehold improvements related to the sublease. Due to the offset of the capital expenditures, we do not expect to have any net rent due to our landlord for the first twelve months of the sublease. The estimated amount we expect to remit to the landlord subsequent to the first twelve months is approximately $6,700 per year. The term of the sublease commenced on October 1, 2021 and runs through September 30, 2025 which is the termination date of our lease with our landlord.

OVERVIEW AND TREND INFORMATION

Acorn Energy, Inc. (“Acorn” or “the Company”) is a holding company focused on technology-driven solutions for energy infrastructure asset management. We provide the following services and products through our OmniMetrixTM, LLC (“OmniMetrix”) subsidiary:

●	Power Generation (“PG”) monitoring. OmniMetrix’s PG activities provide wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications. The PG segment includes our monitoring device for industrial air compressors and dryers, and a line of annunciators.

●	Cathodic Protection (“CP”) monitoring. OmniMetrix’s CP segment provides remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies.

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

Results of Operations

The following table sets forth certain information with respect to the unaudited condensed consolidated results of operations of the Company for the nine-month periods ended September 30, 2021 and 2020, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. For segment data, see Notes 8 and 9 to the unaudited condensed consolidated financial statements included in this quarterly report.

	Nine months ended September 30,
	2021		2020		Change
	($,000)	% of revenues	($,000)	% of revenues	from 2020 to 2021
Revenue	$5,022	100%	$4,323	100%	16%
Cost of sales	1,348	27%	1,302	30%	4%
Gross profit	3,674	73%	3,021	70%	22%
R&D expense	532	11%	453	10%	17%
SG&A expense	3,086	61%	2,887	67%	7%
Operating income (loss)	56	1%	(319)	7%	118%
Finance expense, net	(5)	* %	(28)	1%	82%
Income (loss) before income taxes	51	1%	(347)	8%	115%
Income tax expense	—	—	—	—%	—
Net income (loss)	51	1%	(347)	8%	115%
Non-controlling interests share of net income	(6)	* %	(1)	* %	500%
Net income (loss) attributable to Acorn Energy, Inc.	$45	1%	$(348)	8%	113%

*result is less than 1%.

The following table sets forth certain information with respect to the unaudited consolidated results of operations of the Company for the three-month periods ended September 30, 2021 and 2020, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. For segment data, see Notes 8 and 9 to the unaudited condensed consolidated financial statements included in this quarterly report.

	Three months ended September 30,
	2021		2020		Change
	($,000)	% of revenues	($,000)	% of revenues	from 2020 to 2021
Revenue	$1,706	100%	$1,517	100%	12%
Cost of sales	464	27%	440	29%	5%
Gross profit	1,242	73%	1,077	71%	15%
R&D expense	179	10%	160	11%	12%
SG&A expense	1,038	61%	940	62%	10%
Operating income (loss)	25	1%	(23)	2%	209%
Finance expense, net	—	—%	(8)	1%	100%
Income (loss) before income taxes	25	1%	(31)	2%	181%
Income tax expense	—	—%	—	—%	—
Net income (loss)	25	1%	(31)	2%	181%
Non-controlling interests share of net income	(2)	* %	(1)	* %	100%
Net income (loss) attributable to Acorn Energy, Inc.	$23	1%	$(32)	2%	172%

*result is less than 1%.

Revenue for the nine and three months ended September 30, 2021 and 2020

In the nine months ended September 30, 2021, revenue increased by approximately $699,000, or 16%, from approximately $4,323,000 in the nine months ended September 30, 2020 to approximately $5,022,000 in the nine months ended September 30, 2021. OmniMetrix’s increased revenue during the nine months ended September 30, 2021 was primarily attributable to increased hardware and accessories sales, which increased approximately $492,000, or 33%, from approximately $1,500,000 in the nine months ended September 30, 2020 to approximately $1,992,000 in the nine months ended September 30, 2021. The increase in hardware revenue was due to an increase in the sale of (i) TG Pro units due, in part, to the sales of new units to replace older units with sunsetting 3G technology and also due to an increase in the number of industrial and commercial customers as a percentage of our total customer base, (ii) custom TG Pro units that are designed to large customer specifications and monitored by the customer and thus the revenue is not deferred, (iii) unit accessories for which the revenue is not deferred, and (iv) Hero-2 units.

Monitoring revenue increased by approximately $207,000, or 7%, from approximately $2,823,000 in the nine months ended September 30, 2020 to approximately $3,030,000 in the nine months ended September 30, 2021. As previously noted, the increase in monitoring revenue is due to an increase in the monthly average number of installed billable connections.

As discussed above, OmniMetrix has two reportable segments, PG and CP. Of the approximately $5,022,000 in revenue recognized in the nine months ended September 30, 2021, approximately $4,283,000 was generated by PG activities and approximately $739,000 was generated by CP activities. This represents an increase in revenue from PG activities of approximately $650,000, or 18%, from approximately $3,633,000 in the nine months ended September 30, 2020, and an increase in revenue from CP activities of approximately $49,000, or 7%, from approximately $690,000 in the nine months ended September 30, 2020. The CP sales cycle can take twelve to eighteen months from customer introduction to closing. The CP sales cycle has been further extended due to the restrictions from COVID-19 and our ability to meet with potential customers and to act timely and effectively on sales leads. We are now starting to see some positive results from the CP sales efforts as potential customers are opening or otherwise relaxing the COVID-19 restrictions.

Revenue increased by approximately $189,000, or 12%, from approximately $1,517,000 in the three months ended September 30, 2020 to approximately $1,706,000 in the three months ended September 30, 2021. OmniMetrix’s increased revenue during the three months ended September 30, 2021 was primarily attributable to increased hardware and accessories sales, which increased approximately $154,000 or 28%, from approximately $547,000 in the three months ended September 30, 2020 to approximately $701,000 in the three months ended September 30, 2021.

Monitoring revenue increased by approximately $35,000, or 4%, from approximately $970,000 in the three months ended September 30, 2020 to approximately $1,005,000 in the three months ended September 30, 2021. The increase in monitoring revenue is due to an increase in the number of installed billable connections offset by disconnections attributed to the sunset of 3G technology.

Of the approximately $1,706,000 in revenue recognized in the three months ended September 30, 2021, approximately $1,446,000 was generated by PG activities and approximately $260,000 was generated by CP activities. This represents an increase in revenue from PG activities of approximately $184,000, or 15%, from approximately $1,262,000 in the three months ended September 30, 2020, and an increase in revenue from CP activities of approximately $5,000, or 2%, from approximately $255,000 in the three months ended September 30, 2020.

Gross profit for the nine and three months ended September 30, 2021 and 2020

Gross profit for the nine months ended September 30, 2021 was approximately $3,674,000 reflecting a gross margin of 73% compared with a gross profit of $3,021,000 reflecting a 70% gross margin for the nine months ended September 30, 2020. Gross margin on hardware revenue for the nine months ended September 30, 2021 was 46% compared to 42% for the nine months ended September 30, 2020.

Gross profit for the three months ended September 30, 2021 was approximately $1,242,000 reflecting a gross margin of 73% on revenue compared with a gross profit for the three months ended September 30, 2020 of $1,077,000 reflecting a gross margin of 71% on revenue. Gross margin on hardware revenue for the three months ended September 30, 2021 was 46% compared to 44% for the three months ended September 30, 2020.

The increased gross profit and gross margin in both the nine- and three-month periods in 2021 was due to an increase in (i) sales to commercial and industrial customers over residential customers, (ii) accessory sales, (iii) monitoring revenue, and (iv) the restructuring of our data plan.

Operating expenses for the nine and three months ended September 30, 2021 and 2020

OmniMetrix R&D expense. During the nine months ended September 30, 2021 and 2020, R&D expense was $532,000 and $453,000, respectively. During the three months ended September 30, 2021, OmniMetrix recorded $179,000 of R&D expense as compared to $160,000 in the three months ended September 30, 2020. The increase in R&D expense in the nine months ended September 30, 2021 of approximately $79,000 is related to salary increases of our engineering team effective September 1, 2020 and September 1, 2021, the continued development of next generation PG and CP products and exploration into new possible product lines. We expect a moderate increase in R&D expense for the remainder of 2021 as we continue to work on certain initiatives to redesign products and expand product lines to increase the level of innovation.

OmniMetrix SG&A expense. During the nine months ended September 30, 2021, OmniMetrix recorded SG&A expense of approximately $2,379,000 compared to SG&A costs of approximately $2,210,000 in the nine months ended September 30, 2020, an increase of $169,000, or 8%. During the three months ended September 30, 2021, OmniMetrix recorded SG&A expense of approximately $798,000 compared to SG&A costs of approximately $707,000, in the three months ended September 30, 2020, an increase of approximately $91,000, or 13%. The increase in both periods is due to (i) compensation and benefit expenses in connection with three new positions added to our staff in the nine months ended September 30, 2021 and performance-based salary increases for our staff that were effective September 1, 2021 (ii) changes in our commission plan, and (iii) increases in our information technology consulting and managed services expenses. We anticipate that our annual SG&A costs throughout 2021 will continue to increase due to having a fully staffed sales team, increases in sales travel to gain momentum stymied by COVID-19, additions to staff as we grow and our continued spending for information technology consulting, services and support related to certain strategic initiatives in this area.

Corporate SG&A expense. Corporate SG&A expense was $707,000 in the nine months ended September 30, 2021, an increase of approximately $29,000, or 4%, from the $677,000 of corporate SG&A expense reported in the nine months ended September 30, 2020. This increase is primarily due to increased stock compensation expense, audit fees and insurance costs. Corporate SG&A expense for the three months ended September 30, 2021 increased $7,000, or 3%, to $240,000 from $233,000 for the three months ended September 30, 2020. Third quarter 2021 corporate SG&A expense of $240,000 was higher than second quarter 2021 corporate SG&A expense of $226,000 by $14,000 primarily due to expenses related to our annual shareholder meeting held in the third quarter. We do not expect the quarterly corporate overhead to change materially except as may be required to support the growth of our OmniMetrix subsidiary and typical annual increases in professional fees and insurance premiums.

Net income (loss) attributable to Acorn Energy. We recognized net income attributable to Acorn shareholders of approximately $45,000 in the nine months ended September 30, 2021 compared to a net loss attributable to Acorn shareholders of approximately $348,000 in the nine months ended September 30, 2020. Our net income during the nine months ended September 30, 2021 is comprised of net income at OmniMetrix of approximately $759,000 offset by corporate expenses, including net interest expense, of approximately $708,000 and the non-controlling interest share of our income from OmniMetrix of approximately $6,000. Our net loss in the nine months ended September 30, 2020 was comprised of net income at OmniMetrix of $335,000 offset by corporate expenses of approximately $682,000 and the non-controlling interest share of our income from OmniMetrix of approximately $1,000.

For the three months ended September 30, 2021, we recognized net income attributable to Acorn shareholders of approximately $23,000 compared to a net loss attributable to Acorn shareholders of approximately $32,000 for the three months ended September 30, 2020. Our net income in the three months ended September 30, 2021 is comprised of net income at OmniMetrix of approximately $266,000 offset by corporate expenses of approximately $241,000 and the non-controlling interest share of our income from OmniMetrix of approximately $2,000. Our loss in the three months ended September 30, 2020 was comprised of net income at OmniMetrix of $203,000 offset by corporate expenses of $234,000 and $1,000 attributed to the non-controlling interest share of our income in OmniMetrix.

Liquidity and Capital Resources

At September 30, 2021, we had working capital of approximately $13,000. Our working capital includes approximately $2,016,000 of cash and deferred revenue of approximately $3,458,000. The deferred revenue does not require significant cash outlay for the revenue to be recognized.

During the nine months ended September 30, 2021, our OmniMetrix subsidiary provided approximately $1,015,000 from operations while our corporate headquarters used approximately $692,000 during the same period.

During the nine months ended September 30, 2021, we invested approximately $214,000 in technology including user interface development and design of cloud server environment as well as investments in new hardware and software upgrades. In addition, we had other capital expenditures of approximately $7,000 related to patent filings and minor leasehold improvements.

Net cash of approximately $149,000 was used in financing activities during the nine months ended September 30, 2021 as repayments on our line of credit described above.

Other Liquidity Matters

OmniMetrix owes Acorn approximately $4,303,000 for loans, accrued interest and expenses advanced to it by Acorn. OmniMetrix made repayments to Acorn of approximately $523,000 in the nine months ended September 30, 2021 offset by interest, dividends and other advances of approximately $251,000 in the aggregate.

As of November 8, 2021, we had cash of approximately $1,928,000. We believe that such cash, plus the cash generated from operations, will provide sufficient liquidity to finance the operating activities of Acorn and OmniMetrix at their current level of operations for the foreseeable future and for the twelve months from the issuance of these unaudited condensed consolidated financial statements in particular. We may, at some point, elect to obtain a new line of credit or other source of financing to fund additional investments in the business.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of September 30, 2021.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Twelve Month Periods Ending September 30, (in thousands)
	Total	2022	2023-2024	2025-2026	2027 and thereafter
Software agreements	$48	$48	$—	$—	$—
Operating leases	512	124	257	131	—
Contractual services	114	114	—	—	—
Total contractual cash obligations	$674	$286	$257	$131	$—

The Company also has approximately $1.3 million in open purchase order commitments payable through 2022.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company’s cash was deposited with a U.S. bank and amounted to approximately $2,016,000 at September 30, 2021. The Company does not believe there is significant risk of non-performance by these counterparties. For the nine-month period ended September 30, 2021, one customer represented approximately 9% of total invoiced sales. Approximately 12% of the accounts receivable at September 30, 2021 was due from one customer who pays its receivables over usual credit periods. As of November 8, 2021, the Company had collected 100% of the outstanding amount of approximately $98,000 due from this customer as of September 30, 2021. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base.

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

PART II

ITEM 6.	EXHIBITS.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-Q for the quarter ended September 30, 2021, filed on November 10, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: November 10, 2021

	By:	/s/ TRACY S. CLIFFORD
Tracy S. Clifford
Chief Financial Officer

