Form 10-K
period 2021-12-31
ACORN ENERGY, INC.
filed 2022-03-31
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021	Commission file number: 001-33886

ACORN ENERGY, INC.

(Exact name of registrant as specified in charter)

Delaware	22-2786081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 N West Street, Suite 1200, Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)

410-654-3315

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of the last day of the second fiscal quarter of 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $17.3 million based on the closing sale price on that date as reported on the OTCQB marketplace. As of March 28, 2022 there were 39,687,589 shares  of Common Stock, $0.01 par value per share, outstanding.

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

OmniMetrix®, OmniView®, ScopeViewTM, SmartServiceTM, TrueGuardTM and TrueShieldTM are trademarks of OmniMetrix, LLC.

PART I

ITEM 1. BUSINESS

OVERVIEW

Acorn Energy, Inc. and its subsidiaries, OMX Holdings, Inc. and OmniMetrix, LLC (collectively, “Acorn” or “the Company”) is a Delaware corporation which is a holding company focused on technology driven solutions for energy infrastructure asset management. We provide the following products and Internet of Things (“IoT”) applications and services through our OmniMetrix, LLC (“OmniMetrix”) subsidiary:

●	Power Generation (“PG”) monitoring. OmniMetrix’s PG services provide wireless remote monitoring and control systems and IIoT applications for residential and commercial/industrial power generation equipment. This includes our AIRGuard product, which remotely monitors and controls industrial air compressors and our Smart Annunciator product which is typically sold with a new commercial or industrial generator and has a display screen that indicates the current status of that generator.

●	Cathodic Protection (“CP”) monitoring. OmniMetrix’s CP services provide remote monitoring and control products for cathodic protection systems on gas pipelines serving the gas utilities market and pipeline operators. The CP product lineup includes solutions to remotely monitor and control rectifiers, test stations and bonds, and offers a 21st century data management platform with OmniPRO.

During 2021, each of our PG and CP activities represented a reportable segment.

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

	Year ended December 31, 2021
	OmniMetrix	Acorn	Total Continuing Operations
Revenues	$6,776	$—	$6,776
Cost of sales	1,877	—	1,877
Gross profit	4,899	—	4,899
Gross profit margin	72%		72%
R&D expenses	739	—	739
Selling, general and administrative expenses	3,235	933	4,168
Operating income (loss)	$925	$(933)	$(8)

	Year ended December 31, 2020
	OmniMetrix	Acorn	Total Continuing Operations
Revenues	$5,922	$—	$5,922
Cost of sales	1,791	—	1,791
Gross profit	4,131	—	4,131
Gross profit margin	70%		70%
R&D expenses	619	—	619
Selling, general and administrative expenses	2,932	890	3,822
Operating income (loss)	$580	$(890)	$(310)

OMNIMETRIX – POWER GENERATION MONITORING AND CONTROL AND CATHODIC PROTECTION MONITORING AND CONTROL

OmniMetrix, LLC is a Georgia limited liability company based in Buford, Georgia that develops and markets wireless remote monitoring and control systems and services for critical assets (including stand-by power generators, pumps, pumpjacks, light towers, turbines, compressors, fire pumps and other industrial equipment) and multiple markets in the IoT ecosystem, as well as cathodic protection solutions for the pipeline industry (gas utilities and pipeline companies). Acorn owns 99% of OmniMetrix, with the remaining 1% owned by OmniMetrix’s former CEO.

Following the emergence of IoT applications whereby companies aggregate multiple sensors and monitors into a simplified dashboard for customers, OmniMetrix believes it plays a key role in this economic ecosystem. In addition, OmniMetrix continues to see a rapidly growing need for backup power infrastructure to secure critical military, government, and private sector assets against emergency events including terrorist attacks, natural disasters, demand response and cybersecurity threats. Residential and industrial standby generators, turbines, compressors, pumps, pumpjacks, light towers and other industrial equipment are part of the critical infrastructure increasingly becoming monitored in IoT applications. Given that OmniMetrix monitors all major brands of critical equipment and continues to invest in research and development in response to customer and potential customer feedback, OmniMetrix is well-positioned to grow its customer base and expand its product offerings in this market.

Products & Services

In the PG segment, OmniMetrix sells a line of devices and services built on its baseline TrueGuard wireless remote monitor. These devices are broadly applicable across all brands and models of emergency power generators and industrial engine applications. The TrueGuard product family connects directly to the engine’s control panel and captures all data flowing through the control panel. As a result, the product provides the ability to identify whether an emergency generator is capable of operating as expected. OmniMetrix also sells its AIRGuard product which remotely monitors and controls industrial air compressors and our Smart Annunciator product which is typically sold with a new commercial or industrial generator and indicates the current status of that generator on a large touch screen display.

In the CP segment, OmniMetrix offers two primary product lines: the Hero 2 Rectifier Monitor and the Patriot Test Station Monitor. Both of these products are used to monitor cathodic protection systems, a process which reduces rust and corrosion on pipelines used to transport natural gas. As the name suggests, the Hero 2 Rectifier Monitor product monitors and controls the operation of the rectifiers, which are a critical component in the effort to prevent corrosion and are also the most common point of failure in the pipeline system. The Patriot Test Station Monitor is also used to provide data points along the pipeline segment powered by the rectifier.

Customers and Markets

At its core, the OmniMetrix PG monitors (TrueGuard PRO and TrueGuard 2) can remotely monitor and control a variety of industrial engine applications, including engines, standby generators, air and gas compressors, fire pumps, batteries, turbines, pumps and other equipment. Early in the company’s history, a strategic decision was made to focus primarily on the standby power generation market. In the past several years, the company has expanded its focus to add several additional applications where it sees demand. Standby generator monitoring is part of the IoT ecosystem, whereby multiple sensing and monitoring devices are aggregated into one simple dashboard for customers.

As OmniMetrix can monitor and control all major brands of standby generators, it is well-positioned to compete in this market.

In the first stages of OmniMetrix’s PG product and market development, relatively unsophisticated generator controls and early generation cellular and satellite communication processes limited the applications to alarm delivery. Customers were notified that some event had taken place after the fact. There was no diagnostic data opportunity, but service organizations could, at best, practice a reactive service approach.

With the advent of second-generation cellular systems and newer, computerized engine controls, OmniMetrix migrated to a design point of collecting large amounts of performance data from the remote machinery, allowing service organizations to perform diagnostics on equipment before dispatching service. These enhanced control panels allowed the service organization to put the right person in the right truck with the right parts to affect a one-trip or a zero-trip solution. At this phase, service organizations could be efficient, proactive, and provide a higher level of customer satisfaction. They could also manage more customers by using remote monitoring. Customers have provided OmniMetrix feedback telling how customer service teams are able to work “smarter” and more efficiently by going directly to sites with problems, thus increasing the value of their businesses.

OmniMetrix is now focused on expanding its product offerings while it also continues to execute in its third phase of evolution, maturing the high-performance data collection design point into the first provider offering of automated prognostic solutions. For example, as most generator failures are the result of consumables, and as those consumables can be monitored, the consumption trends can be extrapolated into predictions of the most common failure modes.

OmniMetrix’s PG monitors have been installed on commercial, industrial and residential generators from original equipment manufacturers (“OEMs”) such as Caterpillar, Kohler, Generac, Cummins, Briggs & Stratton, MTU Energy and other generator manufacturers. OmniMetrix provides dual value propositions to the generator service organizations as well as to the machine owner. The dealers benefit from the receipt of performance data and status conditions from the generators they service for their customers, which allows the dealer service organization to be proactive in their delivery of service to their customers, as well as analyzing the remote machines before dispatching a service truck. Since the majority of service and warranty costs are incurred from the service providers, preemptive analysis of customer site conditions prior to dispatch can reduce their labor cost. From the machine owner’s perspective, the OmniMetrix product provides a powerful tool to be used in their constant effort to avoid failures that come from consumables such as batteries and fuel. With proper monitoring, 95% of machine failures can be avoided completely. This migration from failure reporting to failure prevention is fundamentally OmniMetrix’s focus and is the result of a strong data collection and analysis design point. We believe that this transition to prognostics sets OmniMetrix apart from its competitors, many of whom are still in the failure reporting phase of application development. OmniMetrix has shifted its primary focus to the commercial and industrial segments from residential due, in part, to the ability to customize our products to the customers’ specifications. We have also increased our marketing efforts to end-users in an effort to increase demand for our services. These efforts have proven to be successful, and OmniMetrix continues to execute on that strategy.

Competition

OmniMetrix is a vertical market company, deeply focused on providing an excellent customer experience and product and service designs for a complete end-to-end program for its customers. Having been the first provider of wireless remote monitoring systems for standby generators, the company has had the opportunity to mature its offering to a level not offered by others who might like to compete in these two segments. This long experience working with key brand and project partners over the years has resulted in product offerings that are highly competitive.

There are two types of competitors in the PG marketplace:

(1)	Independent monitoring organizations (such as OmniMetrix) that produce the monitoring systems, but not the equipment being monitored. Among these are companies such as Ayantra, FleetZOOM, Gen-Tracker, and PowerTelematics. The other competitors operate in the reactive “failure notification” mode described in the early stages of the OmniMetrix business model. These competitors position themselves at a lower-performance, lower-price quadrant of the market typically due to reduced amount of data their products can collect from the generator’s control panel compared to OmniMetrix

(2)	OEMs such as generator manufacturers or generator controls manufacturers that offer customer connectivity to their machinery. They offer a current generation connectivity replacing telephone dial-up modems that had been used in the past. Their offerings are limited to their own brands, so they do not fit into broad applications like the OmniMetrix products that service all brands. They are also generally designed for the machine owners’ use, in a reactive application.

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

Within the CP marketplace, there are no OEM competitors, but there are several companies that provide monitoring companies similar to OmniMetrix such as Mobiltex Solutions, Abriox, Elecsys, and American Innovations. We believe that OmniMetrix systems provide greater functionality than these competitors, though those competitors are much larger and have greater resources, potentially enabling better channel penetration than OmniMetrix can accomplish.

Intellectual Property

OmniMetrix has always focused on being the technology leader in its markets, and as a result has created many “industry firsts” and “trade secrets”. Initially, the company only pursued patents on the most valuable processes and systems and otherwise made public disclosure of many processes to prevent others from making later patent claims on those items. Nonetheless, OmniMetrix has six issued patents. Furthermore, the company has agreements with its employees and consultants which establish certain non-disclosure and, in some cases, non-compete, requirements. OmniMetrix continually evaluates whether and how to best protect its intellectual property, but there can be no assurance that its efforts will be successful in all cases.

Facilities

OmniMetrix’s activities are currently conducted in approximately 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia under a lease that has been extended from its original expiration date of April 30, 2020 to September 30, 2025. OmniMetrix is currently utilizing only a portion of these leased facilities and expects to grow into a portion of the currently unused space. On July 6, 2021, the Company entered into an agreement with King Industrial Realty, Inc., to sublease from the Company 1,900 square feet of unused office space. The sublease commenced on October 1, 2021 and will run through September 30, 2025 which is the end of the Company’s lease term with its landlord.

BACKLOG

As of December 31, 2021, OmniMetrix had a backlog of approximately $5.4 million, primarily comprised of deferred revenue, of which approximately $3.5 million is expected to be recognized as revenue in 2022. This compares to a backlog of approximately $4.5 million at December 31, 2020.

RESEARCH AND DEVELOPMENT EXPENSE, NET

Research and development expense recorded for the years ended December 31, 2021 and 2020 for our OmniMetrix subsidiary is as follows (amounts in thousands of U.S. dollars):

	Years ended December 31,
	2021	2020
OmniMetrix	$739	$619

EMPLOYEES

At December 31, 2021, we employed a total of 25 employees – all of which were full-time employees employed by OmniMetrix in the U.S. Our CEO, who also serves as acting CEO of OmniMetrix, and our CFO, who also serves as COO of OmniMetrix, are hired as consultants to us. OmniMetrix also has consultants that supplement our employed staff and provide monthly recurring services in human resources, accounting and information technology.

Eleven of OmniMetrix’s 25 employees are engaged in production, engineering and technical support, ten in marketing and sales and four in finance and IT. We consider our relationship with our employees to be satisfactory. We have no collective bargaining agreements with any of our employees.

ADDITIONAL FINANCIAL INFORMATION

For additional financial information regarding our operating segments, foreign and domestic operations and sales, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 12 and 13 to our Consolidated Financial Statements included in this Annual Report.

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

Although we have had several consecutive quarters of profitability at our OmniMetrix subsidiary and also were able to cover corporate overhead in the fourth quarter of 2021, we have had a history of losses from our OmniMetrix subsidiary and corporate overhead and have used significant amounts of cash to fund our operating activities over the years.

While we believe we have sufficient cash to finance our operations for at least twelve months from the issuance of the consolidated financial statements contained in this Annual Report, we may need to seek additional sources of funding for long-term corporate costs or if OmniMetrix were not to grow at the rate anticipated and needed additional funds for their operations. Additional sources of funding may include additional loans from related and/or non-related parties, partial sale of, or finding a strategic partner for, OmniMetrix or equity financings. There can be no assurance additional funding will be available at acceptable terms or that we will be able to successfully utilize any of these possible sources to provide additional liquidity.

We depend on key management for the success of our business.

Our success is largely dependent on the skills, experience and efforts of our senior management team, including Jan Loeb, who beneficially owns approximately 20.1% of the Company’s stock, and Tracy Clifford. The loss of the services of any of these key managers could materially harm our business, financial condition, future results and cash flow. We do not maintain “key person” life insurance policies on any members of senior management. We may also not be able to locate or employ on acceptable terms qualified replacements for our senior management if their services were no longer available.

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

Our common stock is traded on the OTCQB marketplace under the symbol “ACFN.” The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities and provides significantly less liquidity than a listing on the NASDAQ Stock Market or other national securities exchanges. The OTCQB securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges, and any prices quoted may not be a reliable indication of the value of our common stock. Quotes for stocks included on the OTCQB are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market or the NYSE. Therefore, prices for securities traded solely on the OTCQB may be difficult to obtain.

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

We have reported material weaknesses in internal controls over financial reporting as of December 31, 2021 and we cannot assure you that additional material weaknesses will not be identified in the future or that we can effectively remediate our reported weaknesses. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our consolidated financial statements that could require a restatement, or our filings may not be timely, and investors may lose confidence in our reported financial information.

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

We may in the future be involved in product liability and product warranty claims relating to the products we manufacture and distribute that, if adversely determined, could adversely affect our financial condition, results of operations, and cash flows. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in our products and our company. While insurance can mitigate some of this risk, due to our current size and operating history, we have been unable to obtain product liability insurance with significant coverage. Our customers may not accept the terms we have been able to procure and seek to terminate our existing contracts or cease to do business with us.

Our financial instruments could subject us to concentrations of credit risk.

Our financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and trade accounts receivable. Our cash was deposited with a U.S. bank and amounted to approximately $1,722,000 at December 31, 2021. We did not have any customers that represented 10% or greater of the accounts receivable at December 31, 2021. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising our customer base. Although we do not believe there is significant risk of non-performance by these counterparties, any failures or defaults on their part could negatively impact the value of our financial instruments and could have a material adverse effect on our business, operations or financial condition.

The COVID-19 pandemic could negatively affect various aspects of our business, including our workforce and supply chain, and make it more difficult and expensive to meet our obligations to our customers, and could result in reduced demand from our customers

The outbreak of the COVID-19 pandemic has caused governments around the world to implement quarantines of certain geographic areas and implement significant restrictions on travel. Several governments have also implemented work restrictions that prohibit many employees from going to work, both around the world as well as in certain jurisdictions in the United States. At this time, it is unclear if foreign governments or U.S. federal, state or local governments will further extend any of the current restrictions or if further restrictions will be put into place. In addition, many countries, including the United States, have placed significant bans on international travel. It is possible that restrictions or bans on domestic travel may be implemented by U.S. federal, state or local governments. As a result of the pandemic, businesses can be shut down, supply chains can be interrupted, slowed, or rendered inoperable, and individuals can become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions.

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

Although OmniMetrix realized an operating profit of approximately $940,000 in 2021 and $580,000 in 2020, OmniMetrix has a history of incurring operating losses since it was acquired by Acorn in 2012. While OmniMetrix has significantly reduced its losses and its cash needs from us and we expect positive cash flow from its operations in 2022, we can provide no assurance that OmniMetrix will be able to generate sufficient revenues to allow it to sustain profitability and to have sustained positive cash flows.

An increase in customer terminations would negatively affect our business by reducing OmniMetrix’s revenue or requiring us to spend more money to grow our customer base.

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

Some of OmniMetrix’s current and potential competitors have significantly greater resources and broader name recognition than it does. As a result, these competitors may have greater credibility with OmniMetrix’s existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products, which would allow them to respond more quickly to new or emerging technologies or changes in customer requirements. In particular, at the present time we are facing significant competition from certain generator manufacturers who offer their own monitoring solutions.

OmniMetrix may not be able to access sufficient capital to support growth.

Although OmniMetrix is not expected to need funding from us in 2022 to support its growth and working capital needs, OmniMetrix has historically been dependent on Acorn’s ability and willingness to provide funding to support its business and growth strategy. As of December 31, 2021, OmniMetrix owes Acorn approximately $4,217,000 from such funding support which includes accrued dividends of $190,000, a loan in the principal amount of $2,985,000 and accrued interest and other advances of approximately $1,042,000. During 2021, the intercompany amount due to Acorn from OmniMetrix decreased by approximately $359,000. This included repayments of approximately $677,000 offset by interest of approximately $194,000, dividends of $76,000 due to Acorn and approximately $48,000 in shared expenses paid by Acorn. During 2020, the intercompany amount due to Acorn from OmniMetrix increased by approximately $70,000. This included repayments of approximately $435,000 offset by interest of approximately $253,000, dividends of $76,000 due to Acorn and approximately $176,000 in shared expenses paid by Acorn.

We have no assurance that current cash balances plus cash flow from operations will provide sufficient liquidity for OmniMetrix’s working capital needs in 2022. Additional financing for OmniMetrix may be in the form of a bank line, a new loan or investment by others, a loan by Acorn, or a combination of the above. The availability and amount of any additional loans from us to OmniMetrix may be limited by the working capital needs of our corporate activities. Whether Acorn will have the resources necessary to provide funding, or whether alternative funds, such as third-party loans or investments, will be available at the time and on terms acceptable to Acorn and OmniMetrix cannot be determined at this time.

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

Cellular networks have evolved over time to offer more robust technical capabilities in both voice and data transmission. At the present time, the changes from the so-called “3G” to “4G LTE” service have resulted in only limited service interruptions. OmniMetrix anticipates, however, that as new capabilities come online, it will be necessary to have equipment that can readily interface with the newer cellular networks to avoid negative impacts on customer service. Not all of the costs associated with OmniMetrix’s corresponding equipment upgrades can be passed on to customers, and any increased expenses are expected to have a negative impact on OmniMetrix’s operating results.

A substantial portion of OmniMetrix’s revenues is expected to be generated not from product sales, but from periodic monitoring fees and thus it is continually exposed to risks associated with its customers’ financial stability.

OmniMetrix sells on-going monitoring services to both PG and CP customers. It is therefore dependent on these customers continuing to timely pay service fees on an on-going basis. If a significant portion of these fees are not paid on a timely basis and/or are not renewed from year-to-year, OmniMetrix could expect to experience deterioration in its financial condition.

OmniMetrix’s ability to provide, and to collect revenues from, monitoring services is dependent on the reliability of cellular networks not controlled by OmniMetrix.

OmniMetrix provides monitoring services through the use of cellular and satellite technology utilizing the networks of third-party providers. These providers generally do not warrantee their services to either OmniMetrix or the end users, and any dropped transmissions could result in the loss of customer renewals and potential claims against OmniMetrix. While OmniMetrix uses contractual measures to limit its liability to customers, there is no assurance that such limitations will be enforced or that customers will not cancel monitoring services due to network issues.

OmniMetrix’s business is dependent on its ability to reliably store and manage data, but there can be no guarantee that it has sufficient capabilities to mitigate potential data loss in all cases.

The efficient operation of OmniMetrix’s business is dependent on its information technology systems. In addition, OmniMetrix’s ability to assist customers in analyzing data related to the performance of such customers’ power and cathodic protection monitoring systems is an important component of its customer value proposition. OmniMetrix utilizes off-site data servers, housed within a commercial data center utilizing accepted data and power monitoring and protection processes, but whether a data loss can be avoided cannot be assured in every case. OmniMetrix’s information technology systems are vulnerable to damage or interruption from natural disasters, sabotage (including theft and attacks by computer viruses or hackers), power outages, and computer systems, Internet, telecommunications or data network failure. Any interruption of OmniMetrix’s information technology systems could result in decreased revenue, increased expenses, increased capital expenditures, customer dissatisfaction and potential lawsuits, any of which could have a material adverse effect on its results of operations and financial condition.

RISKS RELATED TO OUR SECURITIES

Our stock price is highly volatile and we do not expect to pay dividends on shares of our common stock for the foreseeable future. Investors may never obtain a return on their investment.

The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. During 2021, our common stock traded at prices as low as $0.38 and as high as $0.70 per share. Fluctuations in our stock price may continue to occur in response to various factors, many of which we cannot control, including:

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

We do not intend to pay dividends to our stockholders in the foreseeable future. We intend to reinvest earnings, if any, in the development and expansion of our business. Accordingly, investors will need to rely on sales of your common stock after price appreciation, which may never occur, in order to realize a return on their investment.

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

As of March 28, 2022, 39,687,589 shares of our common stock were issued and outstanding. As of that date we had 35,000 warrants outstanding and exercisable with a weighted average exercise price of $0.13 per share and 573,492 options outstanding and exercisable with a weighted average exercise price of $0.34 per share, which if exercised would result in the issuance of additional shares of our common stock. In addition to the options noted above, at March 28, 2022, there were 355,298 options outstanding that have not yet vested and are not yet exercisable.

Substantially all of our currently outstanding shares and shares issuable under our outstanding options and warrants are or would be freely tradable.

We may have to offer additional securities for sale in the near future.

As of March 28, 2022, we had consolidated cash of approximately $1,825,000 which  we believe is sufficient for at least the next twelve months. Despite this, we may ultimately not have sufficient cash to allow us to execute our plans, and the occurrence of one or more unanticipated events may require us to make significant expenditures. Accordingly, we may need to raise additional amounts to finance our operations. If we were to do so by selling shares of our common stock and/or other securities convertible into shares of our common stock, current investors may incur dilution in the value of their shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

OmniMetrix’s activities are currently conducted in approximately 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia under a lease that expires, unless otherwise extended, on September 30, 2025. The annual total of rent payments in 2021 was approximately $118,000. For 2022, the annual rent payments will be approximately $121,000. OmniMetrix is currently utilizing only a portion of these leased facilities and expects to grow into a portion of the currently unused space.

On July 6, 2021, the Company entered into an agreement with King Industrial Realty, Inc. to sublease from the Company 1,900 square feet of the unused office space for a monthly sublease payment of $2,375 which includes the base rent plus a pro-rata share of utilities, property taxes and insurance. Fifty percent of any excess rent received above the per square foot amount that the Company pays will be remitted to the Company’s landlord less the allocation of any shared expenses and leasehold improvements specific to the sublease. The Company invested approximately $7,000 on leasehold improvements related to the sublease. Due to the offset of the capital expenditures, the Company does not expect to have any net rent due to its landlord for the first twelve months of the sublease. The estimated amount the Company expects to remit to the landlord each year of the sublease subsequent to the first twelve months is approximately $6,700 per year. The sublease commenced on October 1, 2021 and will run through September 30, 2025 which is the end of the Company’s lease term with its landlord. Below are the future payments expected under the sublease net of the estimated annual service cost of $2,220 (gross of the estimated amount we expect to remit to our landlord):

2021
2022	$26,000
2023	26,000
2024	26,000
2025	20,000
Total undiscounted cash flows	$98,000

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

	High	Low
2021:
First Quarter	$0.69	$0.38
Second Quarter	0.68	0.55
Third Quarter	0.70	0.52
Fourth Quarter	0.65	0.55
2020:
First Quarter	$0.40	$0.11
Second Quarter	0.28	0.16
Third Quarter	0.40	0.20
Fourth Quarter	0.50	0.29

As of March 28, 2022, the last reported sales price of our common stock on the OTCQB marketplace was $0.51, there were 73 record holders of our common stock and we estimate that there were approximately 3,600 beneficial owners of our common stock.

ITEM 6. [RESERVED.]

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

We currently operate in two reportable operating segments, both of which are performed through our OmniMetrix subsidiary:

●	The PG segment which provides wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications; and

●	The CP segment which provides for remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies.

The following analysis should be read together with the segment information provided in Notes 12 and 13 to our consolidated financial statements included in this report.

OmniMetrix

Following the emergence of machine-to-machine (“M2M”) and IoT applications whereby companies aggregate multiple sensors and monitors into a simplified dashboard for customers, OmniMetrix believes it plays a key role in this economic ecosystem. In addition, OmniMetrix continues to see a growing need for backup power infrastructure to secure critical military, government, and private sector assets against emergency events including terrorist attacks, natural disasters, and cybersecurity threats. Residential, commercial and industrial standby generators, turbines, compressors, pumps, pumpjacks, light towers and other industrial equipment are part of the critical infrastructure increasingly becoming monitored in IoT applications. Given that OmniMetrix monitors all major brands of critical equipment and continues to invest in research and development in response to customer and potential customer feedback, OmniMetrix remains well-positioned as a competitive participant in this market to continue to grow its customer base and expand its product offerings.

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

Small Business Administration Paycheck Protection Program (“SBA PPP”)

On April 24, 2020, Acorn Energy, Inc. received SBA PPP loan proceeds in the amount of $41,600.

On April 30, 2020, OmniMetrix, LLC received SBA PPP loan proceeds in the amount $419,800.

Under the SBA PPP of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), up to the full principal amount of a loan and any accrued interest can be forgiven if the borrower uses all of the loan proceeds for forgivable purposes (payroll, benefits, lease/mortgage payments and/or utilities) required under the CARES Act and any rule, regulation, or guidance issued by the SBA pursuant to the CARES Act (collectively, the “Forgiveness Provisions”). The amount of forgiveness of the SBA PPP loan depends on the borrower’s payroll costs over either an eight-week or twenty-four-week period beginning on the date of funding. Any processes or procedures established under the Forgiveness Provisions must be followed and any requirements of the Forgiveness Provisions must be fully satisfied to obtain such loan forgiveness. Pursuant to the provisions of the CARES Act, the first six monthly payments of principal and interest will be deferred. Interest will accrue during the deferment period. The borrower must pay principal and interest payments on the fifth day of each month beginning seven months from the date of the applicable promissory note.

On October 20, 2020, OmniMetrix submitted its SBA PPP Loan Forgiveness Application to the SBA. On November 5, 2020, the SBA confirmed that OmniMetrix’s application for forgiveness had been approved and that its SBA PPP loan, in the amount of $419,800 plus accrued interest of $2,162, had been forgiven.

The Company elected not to apply for forgiveness of the SBA PPP loan proceeds received by Acorn Energy, Inc., in the amount of $41,600 plus accrued interest of $206. This loan was repaid to the lender effective October 22, 2020.

Intercompany

During 2021, the intercompany amount due to Acorn from OmniMetrix decreased by approximately $359,000. This included repayments of approximately $677,000 offset by interest of approximately $194,000, dividends of $76,000 due to Acorn and approximately $48,000 in shared expenses paid by Acorn. During 2020, the intercompany amount due to Acorn from OmniMetrix increased by approximately $70,000. This included repayments of approximately $435,000 offset by interest of approximately $253,000, dividends of $76,000 due to Acorn and approximately $176,000 in shared expenses paid by Acorn. We believe that OmniMetrix will not need working capital support in 2022. However, we have no assurance that this will be the case. Additional financing for OmniMetrix may be in the form of a bank line, a new loan or investment by others, an equity raise by Acorn which could then facilitate a loan by Acorn to OmniMetrix, or a combination of the above. The availability and amount of any additional loans from Acorn to OmniMetrix may be limited by the working capital needs of our corporate activities. Whether Acorn will have the resources necessary to provide funding, or whether alternative funds, such as third-party loans or investments, will be available at the time and on terms acceptable to Acorn and OmniMetrix cannot be determined at this time.

As of March 28, 2022, Acorn’s corporate operations (excluding cash at our OmniMetrix subsidiary) held a total of approximately $64,000 in cash.

Other Matters

On August 19, 2019, we entered into an agreement with a software development partner to create and license to us a new software platform and application. Pursuant to this agreement, we paid this partner equal monthly payments over the first seven months of the term of the agreement equal to $200,000 in the aggregate. We will also pay the partner (i) a per-sensor monitoring fee for each sensor connected to the developed technology, or (ii) a percentage of any revenue received above a specified amount per sensor monitored per month, in gas applications only. Commencing on January 1, 2021, we paid the partner a quarterly licensing fee of $12,500 which was renegotiated to $4,450 effective October 1, 2021. The annual licensing fee moving forward will be $17,800, which will be paid in quarterly increments of $4,450. The per-sensor monitoring fees have not yet commenced. The initial term of this agreement ends on August 19, 2022 but will automatically renew for one-year periods unless either party delivers a written notice of termination to the other party sixty days prior to the end of the respective term.

We entered into a new agreement effective May 1, 2020 for data hosting services, replacing an expiring agreement with the same vendor. The agreement has a twelve-month term. In January 2021, we elected to renew this agreement for an additional twelve months under the same terms, extending the agreement to April 30, 2022. Under the applicable data hosting services agreements, we paid approximately $158,000 and $137,000 in the years ended December 31, 2021 and 2020, respectively.

On March 17, 2021, we entered into a master services agreement for the development of a new user interface for its customer data portal. The cost of this project will be approximately $119,000 in design and development services ($14,000 was paid at the commencement of this project and four equal installments of approximately $23,000 were paid monthly starting in July 2021 with the fourth and final installment to be paid upon completion and launch of the new interface). This project is substantially completed and the launch of the new customer portal is expected in the second quarter of 2022.

This master services agreement also covers the design, set-up and deployment of a new Microsoft Azure cloud infrastructure to host our OmniView data servers which will replace our existing Peak 10 datacenter hosting environment. The new infrastructure will provide a more modern, agile and cost effective environment in which to grow our IoT connections and services. The new Microsoft Azure cloud infrastructure environment is expected to be completed and deployed on or about May 1, 2022. We invested approximately $166,000 in this initiative during the year ended December 31, 2021. Additional investment in this project is ongoing and the total investment is dependent on the professional hours required to complete, test and successfully deploy the new environment.

The cost of these projects are capitalized and amortization will begin once the new interface and the new infrastructure environment are completed and ready to deploy.

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

We have identified the following as critical accounting policies affecting our Company: revenue recognition and stock-based compensation.

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

Sales of OmniMetrix monitoring systems include the sale of equipment (“HW”) and of monitoring services (“Monitoring”). Sales of OmniMetrix equipment do not qualify as a separate unit of accounting. As a result, revenue (and related costs) associated with sale of equipment are recorded to deferred revenue (and deferred charges) upon shipment for PG and CP monitoring units. Revenue and related costs with respect to the sale of equipment are recognized over the estimated life of the units, which are currently estimated to be three years. Revenues from the prepayment of monitoring fees (generally paid twelve months in advance) are initially recorded as deferred revenue upon receipt of payment from the customer and then amortized to revenue over the monitoring service period. See Notes 12 and 13 for the disaggregation of our revenue for the periods presented.

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

For our Acorn options, the expected volatility factor used to value stock options in 2021 was based on the historical volatility of the market price of our common stock over a period equal to the expected term of the options. For the expected term of the option, we used an estimate of the expected option life based on historical experience. The risk-free interest rate used is based upon U.S. Treasury yields for a period consistent with the expected term of the options. We assumed no quarterly dividend rate. We recognize stock-based compensation expense on an accelerated basis over the requisite service period. Due to the numerous assumptions involved in calculating share-based compensation expense, the expense recognized in our consolidated financial statements may differ significantly from the value realized by employees on exercise of the share-based instruments. In accordance with the prescribed methodology, we do not adjust our recognized compensation expense to reflect these differences.

For the years ended December 31, 2021 and 2020, we incurred stock compensation expense with respect to options of approximately $75,000 and $35,000, respectively.

See Note 9 to the consolidated financial statements for the assumptions used to calculate the fair value of share-based employee compensation for Acorn options.

RESULTS OF OPERATIONS

The selected consolidated statement of operations data for the years ended December 31, 2021 and 2020 and consolidated balance sheet data as of December 31, 2021 and 2020 has been derived from our audited consolidated financial statements included in this Annual Report.

This data should be read in conjunction with our consolidated financial statements and related notes included herein.

Selected Consolidated Statement of Operations Data:

	For the Years Ended December 31,
	2021	2020
	(in thousands, except per share data)
Revenue	$6,776	$5,922
Cost of sales	1,877	1,791
Gross profit	4,899	4,131
Research and development expenses, net	739	619
Selling, general and administrative expenses	4,168	3,822
Operating loss	(8)	(310)
Finance expense, net	(5)	(35)
Gain on SBA loan extinguishment	—	421
(Loss) Income before income taxes	(13)	76
Income tax expense	—	—
Net (loss) income	(13)	76
Non-controlling interest share of income	(8)	(7)
Net (loss) income attributable to Acorn Energy, Inc. shareholders	$(21)	$69
Basic and diluted net (loss) income per share attributable to Acorn Energy, Inc. shareholders:
Net (loss) income per share attributable to Acorn Energy, Inc. shareholders – basic and diluted	$(0.00)	$0.00
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic	39,688	39,674
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – diluted	39,688	39,713

The following table sets forth certain information with respect to revenues and profits of our reportable business segments for the years ended December 31, 2021 and 2020 (dollars in thousands), including the percentages of revenues attributable to such segments. (See Note 12 to our consolidated financial statements for the definitions of our reporting segments).

	PG	CP	Total
Year ended December 31, 2021:
Revenues from external customers	$5,787	$989	$6,776
Percentage of total revenues from external customers	85%	15%	100%
Segment gross profit	4,328	571	4,899

Year ended December 31, 2020:
Revenues from external customers	$4,988	$934	$5,922
Percentage of total revenues from external customers	84%	16%	100%
Segment gross profit	3,626	505	4,131

2021 COMPARED TO 2020

Revenue. In 2021, OmniMetrix recorded total revenue of approximately $6,776,000, as compared to total revenue of approximately $5,922,000 in 2020, for an increase of approximately $854,000 (14%). As previously stated, OmniMetrix has two divisions: PG and CP. The PG segment includes our monitoring device for generators, industrial air compressors and our annunciator products. The CP segment includes our monitoring device for cathodic protection systems on gas pipelines serving the gas utilities market and pipeline operators. In 2021, revenue of approximately $5,787,000 was attributed to the PG segment and revenue of approximately $989,000 was attributed to the CP segment, as compared to the 2020 revenue of approximately $4,988,000 that was attributed to the PG segment and approximately $934,000 that was attributed to the CP segment. Increased revenue in PG was due to an increase in hardware revenue of 31% from approximately $2,103,000 in 2020 to approximately $2,746,000 in 2021. In addition to the increase in hardware revenue, monitoring revenue increased 6% from approximately $3,819,000 in 2020 to approximately $4,030,000 in 2021. The increase in hardware revenue is primarily due to an increase of hardware sales in the PG segment. However, we also had an increase in CP hardware revenue of approximately $48,000 (7%). The overall increase in hardware revenue was due to a higher percentage of commercial and industrial (C&I) customers versus residential (RESI) customers in our customer mix and an increase in the number of monitoring devices sold on a consolidated segment basis in 2021, when compared to 2020, which is, in part, as a result of the sunsetting of 3G units which are replaced with LTE units. The C&I products have a higher price point than the RESI products; thus, the customer concentration of increasing C&I customers has a positive impact on our revenue per unit. Monitoring revenue did not increase ratably with hardware revenue due to the sale of hardware units that replace sunsetting 3G units and our dealers focus on the impact to their business of the 3G sunsetting. These replacement units assume the remaining prepaid monitoring plan of the sunsetting unit at the time of the physical replacement of the unit.

Gross profit. Gross profit for 2021 was approximately $4,899,000 reflecting a gross margin of 72% on revenue, compared with a gross profit of approximately $4,131,000 reflecting a 70% gross margin on revenue in 2020. The 2021 gross margin slightly outpaced the 2020 gross margin despite increases in our cost of sales due to supply chain constraints, as we implemented a price increase to help offset the increasing cost of sales, in addition to the impact of the strengthening margin on our monitoring revenue, which increased from 84% to 91%. The increase in our margin on monitoring revenue is a result of the successful negotiation with our carrier of a more favorably-structured cellular data rate plan for our business in the first quarter of 2021.

Research and development (“R&D”) expense. During 2021, OmniMetrix recorded approximately $739,000 of R&D expense as compared to approximately $619,000 in 2020, an increase of approximately $120,000 (19%). The increase in R&D expense in 2021 is related to increases in wages and bonuses paid to our engineering personnel in 2021 and the expenses and materials paid to third party consultants in the continued development of next generation PG and CP products and exploration into new possible product lines. We expect an increase of approximately 15% in R&D expense in 2022 as we continue to work on certain initiatives to redesign products and expand product lines to increase the level of innovation and gain more market share.

Selling, general and administrative (“SG&A”) expense. Consolidated SG&A expense in 2021 increased by approximately $346,000 (9%) from approximately $3,822,000 in 2020 to approximately $4,168,000 in 2021. Corporate overhead increased by approximately $43,000 from approximately $890,000 in 2020 to approximately $933,000 in 2021, due to increases in the cost of insurance and audit fees. OmniMetrix’s SG&A expense increased approximately $303,000 (10%) from approximately $2,932,000 in 2020 to approximately $3,235,000 in 2021. This increase was primarily due to increases of (i) $151,000 in personnel expenses related to bonuses, promotional wage increases, staff additions and stock compensation expense, (ii) $83,000 in software license fees due to the launch of our enhanced customer interface software for CP customers in 2021 and additional fees from the increase in the number of users of certain accounting and operations software, (iii) $53,000 in depreciation and amortization expenses attributed to the launch of the customer interface software for CP customers and also the depreciation of new office equipment and computers purchased in 2021 and (iv) $38,000 in commissions due to the increase in cash-basis sales in 2021 and the achievement of established sales targets. The increases in these categories were offset by decreases in occupancy expense, travel and entertainment expenses and dues and subscription expenses. We anticipate that our annual SG&A costs in 2022 will increase approximately 15% due to increasing wage and benefit expenses and due to our continuing investments in technology and operations.

Finance expense, net. Finance expense in 2021 was comprised of interest expense and service charges of approximately $4,000 associated with OmniMetrix’s line of credit and miscellaneous net interest expense of approximately $1,000. Finance expense in 2020 was comprised of interest expense and service charges of approximately $28,000 associated with OmniMetrix’s line of credit, miscellaneous net interest expense of approximately $3,000 and currency exchange loss of approximately $4,000.

Gain on SBA PPP loan extinguishment. On April 24, 2020, Acorn Energy, Inc. received SBA PPP loan proceeds in the amount of $41,600. On April 30, 2020, OmniMetrix, LLC received SBA PPP loan proceeds in the amount $419,800.

Under the PPP of the CARES Act, up to the full principal amount of a loan and any accrued interest can be forgiven if the borrower uses all of the loan proceeds for forgivable purposes (payroll, benefits, lease/mortgage payments and/or utilities) required under the CARES Act and any rule, regulation, or guidance issued by the SBA pursuant to the CARES Act (collectively, the “Forgiveness Provisions”). The amount of forgiveness of the PPP loan depends on the borrower’s payroll costs over either an eight-week or twenty-four-week period beginning on the date of funding. Any processes or procedures established under the Forgiveness Provisions must be followed and any requirements of the Forgiveness Provisions must be fully satisfied to obtain such loan forgiveness. Pursuant to the provisions of the CARES Act, the first six monthly payments of principal and interest will be deferred. Interest will accrue during the deferment period. The borrower must pay principal and interest payments on the fifth day of each month beginning seven months from the date of the applicable promissory note.

On October 20, 2020, OmniMetrix submitted its PPP Loan Forgiveness Application to the SBA. On November 5, 2020, the SBA confirmed that OmniMetrix’s application for forgiveness had been approved and that its PPP loan, in the amount of $419,800 plus accrued interest of $2,162, had been forgiven.

We elected not to apply for forgiveness of the PPP loan proceeds received by Acorn Energy, Inc., in the amount of $41,600 plus accrued interest of $206. This loan was repaid to the lender effective October 22, 2020.

Net loss attributable to Acorn Energy. We had net loss attributable to Acorn Energy of approximately $21,000 in 2021 as compared to net income of approximately $69,000 in 2020. Our income in 2021 is comprised of net income at OmniMetrix of approximately $921,000, corporate expense of approximately $934,000, offset by approximately $8,000 representing the non-controlling interest share of our income in OmniMetrix.

Our income in 2020 is comprised of net income at OmniMetrix of approximately $549,000, corporate expense of approximately $894,000 offset by the gain on the extinguishment of the PPP loan of approximately $421,000 and approximately $7,000 representing the non-controlling interest share of our income in OmniMetrix.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2021, we had a negative working capital of approximately $60,000. Our working capital includes approximately $1,722,000 of cash and deferred revenue of approximately $3,541,000. Such deferred revenue does not require significant cash outlay for the revenue to be recognized. Total deferred revenue increased approximately $839,000 at December 31, 2021 from approximately $4,554,000 at December 31, 2020 as a result of a significant increase in cash sales which we have to amortize over a three-year period in accordance with GAAP. Net cash decreased during the year ended December 31, 2021 by approximately $341,000, of which approximately $132,000 was provided by operating activities, approximately $324,000 was used in investing activities, and approximately $149,000 was used in financing activities.

During the year ended December 31, 2021, our operating activities provided approximately $132,000 of net cash. Our OmniMetrix subsidiary provided approximately $1,035,000 from its operations while our corporate headquarters used approximately $903,000 in its operating activities during the period. OmniMetrix’s inventory balance increased $381,000 at December 31, 2021 due to our efforts to mitigate the supply chain challenges and have adequate safety stock on hand. During the year ended December 31, 2020, our operating activities provided approximately $464,000. Our OmniMetrix subsidiary provided approximately $1,366,000 from its operations while our corporate headquarters used approximately $902,000 in its operating activities during the same period.

During the year ended December 31, 2021, net cash of approximately $324,000 was used in investment activities, primarily in our technology infrastructure. These investments include the development of a new user interface for our PG customers and the design of a new cloud server environment, as well as investments in hardware and software upgrades. In addition, we had capital expenditures of approximately $7,000 related to minor leasehold improvements. Net cash of approximately $101,000 was used in investing activities in 2020 which was primarily investments in software.

Net cash of approximately $149,000 was used by financing activities during the year ended December 31, 2021 as repayments on our line of credit. Net cash of approximately $453,000 was provided by financing activities which was comprised of approximately $421,000 in proceeds, net of repayments, from the SBA PPP loan, approximately $13,000 in net proceeds from OmniMetrix’s line of credit described above under the heading “OVERVIEW AND TREND INFORMATION — OmniMetrix Line of Credit”, and approximately $19,000 in proceeds from the exercise of stock options.

As previously discussed, we elected not to renew OmniMetrix’s line of credit and it expired in accordance with its terms on February 28, 2021. If we decide to pursue additional financing for OmniMetrix in the future, it may be in the form of a bank line, a new loan or investment by others, an equity raise by Acorn which could then facilitate a loan by Acorn to OmniMetrix, or a combination of the above. The availability and amount of any additional loans from Acorn to OmniMetrix may be limited by the working capital needs of our corporate activities. Whether Acorn will have the resources necessary to provide funding, or whether alternative funds, such as third-party loans or investments, will be available at the time and on terms acceptable to Acorn and OmniMetrix cannot be determined at this time.

Other Liquidity Matters

OmniMetrix owes Acorn approximately $4,217,000 for loans, accrued interest and expenses advanced to it by Acorn. OmniMetrix has made monthly payments to Acorn of varying amounts since the second quarter of 2019. In 2021, OmniMetrix made payments to Acorn of $677,000 offset by interest of approximately $194,000, dividends of $76,000 due to Acorn and approximately $48,000 in shared expenses paid by Acorn. OmniMetrix will continue to make payments to Acorn against this balance as long as OmniMetrix is generating sufficient cash to allow such repayments. This intercompany balance is eliminated in consolidation.

We had approximately $1,722,000 of cash on December 31, 2021, and approximately $1,825,000 on March 28, 2022.  We believe that such cash, plus the cash expected to be generated from operations, will provide sufficient liquidity to finance the operating activities of Acorn and OmniMetrix at their current level of operations for the foreseeable future and for the twelve months from the issuance of these consolidated financial statements in particular. We may, at some point, elect to obtain a new line of credit or other source of financing to fund additional investments in the business.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of December 31, 2021.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Years Ending December 31, (in thousands)
	Total	2022	2023-2024	2025-2026
Software agreements	$58	$56	$2	$—
Operating leases*	481	124	258	99
Contractual services	93	84	9	—
Purchase obligations**	1,217	1,217	—	—
Total contractual cash obligations	$1,849	$1,481	$269	$99

*Reflects the gross amount of the operating lease liabilities. Does not include rent amounts to be received under the sublease.

**Reflects open purchase orders for components/parts to be delivered over the next twelve months as sales forecast requires.

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

Concentrations of Credit Risk

The Company’s financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company’s cash was deposited with a U.S. bank and amounted to approximately $1,722,000 at December 31, 2021. The Company did not have any one customer that represented at least 10% of its accounts receivable at December 31, 2021. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base. The Company does not believe there is significant risk of non-performance by these counterparties.

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

COVID-19 Pandemic Risk to Supply Chain

As discussed above under the “RISK FACTORS” heading, the COVID-19 pandemic could substantially interfere with general commercial activity related to our supply chain and customer base, which could have a material adverse effect on our financial condition, results of operations, business, or prospects. Some of the electronic devices and hardware we purchase, like antennas, radios, and GPS modules are very specific to our application; and there are not likely to be practical alternatives. In some cases, our circuit boards were designed around specific electronic hardware that met our specifications. We continue to work closely with our contract manufacturers and suppliers in order to mitigate, as much as possible, the risks to our supply chain for these critical devices and hardware, including identifying any lead-time issues and any potential alternate sources. We also continue to examine all currently open purchase orders in an effort to identify whether we need to issue additional orders to secure product that is critical, already has questionable lead times and/or is unique to our requirements. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations. Further, if our customers’ businesses are similarly affected as a result of the pandemic, they might delay or reduce purchases from us, which could adversely affect our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Furnished at the end of this report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, due to the material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2021.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based upon the document “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment and those criteria, management concluded that due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2021.

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

A material weakness is defined as a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness identified, however, did not result in any material misstatements of the Company’s consolidated financial statements and disclosures for any interim periods during, or for the annual period ended December 31, 2021.

Remediation Actions

Management intends to focus on strengthening the Company’s internal controls. Management expects to make progress towards reducing the risk that the material weakness could result in a material misstatement of the Company’s annual or interim consolidated financial statements. As business conditions allow and resources permit, management will continue to systematically build the necessary capabilities and infrastructure to implement corrective action.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is certain information concerning the directors and certain officers of the Company:

Name	Age	Position
Jan H. Loeb	63	Director, President and Chief Executive Officer of Acorn Energy, Inc. and Acting CEO of OmniMetrix
Gary Mohr	63	Director and member of our Audit, Nominating and Compensation Committees
Michael F. Osterer	76	Director and member of our Audit, Nominating and Compensation Committees
Samuel M. Zentman	76	Director, Chairman of our Audit Committee and member of our Nominating and Compensation Committees
Tracy S. Clifford	53	Chief Financial Officer of Acorn Energy, Inc. and COO of OmniMetrix

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

Samuel M. Zentman has been one of our directors since November 2004 and currently serves as Chairman of our Audit Committee and as a member of our Compensation and Nominating Committees. From 1980 until 2006, Dr. Zentman was the president and chief executive officer of a privately held textile firm, where he also served as vice president of finance and administration from 1978 to 1980. From 1973 to 1978, Dr. Zentman served in various capacities in the Information Systems department at American Motors Corporation including Director of the Corporate Data Center and the Engineering Computer Centers. He holds a Ph.D. in Complex Analysis. Dr. Zentman serves on the board of Hinson & Hale Medical Technologies, Inc., as well as several national charitable organizations devoted to advancing the quality of education.

Key Attributes, Experience and Skills. Dr. Zentman’s long-time experience as a businessman together with his experience with computer systems and software enables him to bring valuable insights to the Board. Dr. Zentman has a broad, fundamental understanding of the business drivers affecting our Company and also brings leadership and oversight experience to the Board.

Tracy S. Clifford has served as the Company’s Chief Financial Officer since June 1, 2018 and as the COO of OmniMetrix since December 1, 2019. She serves in such positions pursuant to a Consulting Agreement between the Company and Tracy Clifford Consulting, LLC. Ms. Clifford is President and Owner of Tracy Clifford Consulting, LLC, through which she has been providing contract CFO/COO services and other advisory services and project engagements since June 2015. Between October 1999 and May 2015, she served as CFO, Principal Accounting Officer, Corporate Controller and Secretary for a publicly traded pharmaceutical company and a publicly traded REIT. Her prior experience includes accounting leadership positions at United Healthcare (Atlanta) and the North Broward Hospital District (Fort Lauderdale) and work on the audit team of Deloitte & Touche (Miami). Ms. Clifford obtained a Bachelor of Science Degree in Accounting from the College of Charleston and a master’s degree in Business Administration with a concentration in Finance from Georgia State University. Ms. Clifford is a licensed CPA in the state of South Carolina and holds a Certification in the Fundamentals of Forensic Accounting from the AICPA.

Key Attributes, Experience and Skills. Ms. Clifford brings to the Company over 20+ years as a public company chief financial/accounting officer together with Big 4 public accounting experience and a broad scope of operational experience.

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

Compensation Committee

Our executive compensation is administered by the Compensation Committee of the Board of Directors. The members of the Compensation Committee are Gary Mohr, Michael F. Osterer and Samuel M. Zentman, all of whom have been determined by the Board to be independent in accordance with NASDAQ’s requirement for independent director oversight of executive officer compensation.

Nominating Committee

The Nominating Committee of our Board of Directors has overall responsibility for identifying, evaluating, recruiting and selecting qualified candidates for election, re-election or appointment to the Board. The Members of the Nominating Committee are Gary Mohr, Samuel M. Zentman and Michael Osterer, all of whom have been determined by the Board to meet the independence criteria prescribed by NASDAQ governing the qualifications of nominating committee members.

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

Section 16(a) Beneficial Ownership Reporting Compliance; Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. These persons are also required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Further, we have implemented measures to assure timely filing of Section 16(a) reports by our executive officers and directors. Based solely on our review of such forms or written representations from certain reporting persons, we believe that during 2021 our executive officers and directors complied with the filing requirements of Section 16(a).

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)		All Other Compensation ($)	Total ($)
Jan H. Loeb	2021	312,000	(3)	—	11,550	(5)	—	323,550
President and CEO of the Company and Acting CEO of OmniMetrix (1)	2020	312,000	(3)	—	7,974	(6)	—	319,974

Tracy S. Clifford	2021	205,000	(4)	—	43,000	(7)	—	248,000
CFO of the Company and COO of OmniMetrix (2)	2020	198,000	(4)	—	8,319	(8)	—	206,319

(1)	Mr. Loeb began serving as President and CEO of the Company on January 28, 2016 and as Acting CEO of OmniMetrix on December 1, 2019.
(2)	Ms. Clifford began serving as CFO of the Company on June 1, 2018 and as COO of OmniMetrix on December 1, 2019.
(3)	Represents the consulting fee paid for the provision of Mr. Loeb’s services to the Company as President and CEO of the Company and Acting CEO of OmniMetrix.
(4)	Represents the consulting fee paid for the provision of Ms. Clifford’s services as CFO of the Company and COO of OmniMetrix.
(5)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 35,000 options granted on February 2, 2021 with an exercise price of $0.48. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 0.26% (ii) an expected term of 3.61 years (iii) an assumed volatility of 102% and (iv) no dividends.
(6)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 35,000 options granted on January 30, 2020 with an exercise price of $0.37. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 1.38% (ii) an expected term of 3.62 years (iii) an assumed volatility of 109% and (iv) no dividends.
(7)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 100,000 options granted on May 10, 2021 with an exercise price of $0.62. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 0.6% (ii) an expected term of 4.0 years (iii) an assumed volatility of 100% and (iv) no dividends.
(8)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 50,000 options granted on June 8, 2020 with an exercise price of $0.23. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of .4% (ii) an expected term of 4.0 years (iii) an assumed volatility of 109% and (iv) no dividends.

Executive Compensation for 2020 and 2021

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

On February 2, 2021, the Company entered into a new consulting agreement (the “2021 Consulting Agreement”) with Mr. Loeb, extending its arrangements for compensation of Mr. Loeb for his services as President and CEO of the Company and as principle executive officer of the Company’s OmniMetrix subsidiary in the capacity of Acting CEO.

Pursuant to the 2021 Consulting Agreement, Mr. Loeb received cash compensation, effective retroactively as of January 1, 2021, of $16,000 per month for service as President and CEO of the Company, and an additional $10,000 per month for so long as he serves as Acting CEO of OmniMetrix. Mr. Loeb also received a grant of options on February 2, 2021, to purchase 35,000 shares of the Company’s common stock, which are exercisable at an exercise price equal to the February 1, 2021, closing price of the common stock of $0.48 per share. Twenty-five percent (25%) of the options were vested immediately; the remaining options vested in three equal increments on April 1, 2021, July 1, 2021 and October 1, 2021. The exercise period and other terms are otherwise substantially the same as the terms of the options granted by the Company to its outside directors.

The 2021 Consulting Agreement expired on December 31, 2021; the Company and Mr. Loeb have entered into a new Consulting Agreement for 2022 as described below.

Tracy S. Clifford. On June 1, 2018, Tracy S. Clifford was appointed CFO of the Company. Concurrent with the appointment of Ms. Clifford as CFO, the Company entered into a consulting arrangement for the provision of her services as described below. She received cash compensation in 2020 and through May 31, 2021, of $16,500 per month, and, effective June 1, 2021, $17,500 per month. She received a grant on June 8, 2020 of options to purchase 50,000 shares of our common stock, with an exercise price of $0.23 per share, which was the closing price of the common stock on June 23, 2020, and a grant on May 10, 2021 of options to purchase 100,000 shares of our common stock, with an exercise price of $0.62 per share, which was the closing price of the common stock on May 9, 2021. The options vest and become exercisable on the first anniversary of the date of grant and shall expire upon the earlier of (a) seven years from the date of the grant or (b) 18 months from the date Ms. Clifford ceases to be a consultant to the Company.

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

Jan H. Loeb. On January 1, 2022, the Company entered into a new consulting agreement (the “2022 Consulting Agreement”) with Jan H. Loeb, extending its arrangements for compensation of Mr. Loeb for his services as President and CEO of the Company and as principle executive officer of the Company’s OmniMetrix subsidiary in the capacity of Acting CEO.

Pursuant to the 2022 Consulting Agreement, Mr. Loeb will continue to receive cash compensation of $16,000 per month for service as President and CEO of the Company, and an additional $10,000 per month for so long as he serves as Acting CEO of OmniMetrix. Mr. Loeb also received a grant of options on January 1, 2022, to purchase 35,000 shares of the Company’s common stock, which are exercisable at an exercise price equal to the December 31, 2021, closing price of the common stock of $0.63 per share. Twenty-five percent (25%) of the options were vested immediately; the remaining options shall vest in three equal increments on April 1, 2022, July 1, 2022 and October 1, 2022. The exercise period and other terms are otherwise substantially the same as the terms of the options granted by the Company to its outside directors.

Tracy S. Clifford serves as both CFO of the Company and COO of OmniMetrix pursuant to a Consulting Agreement with Tracy Clifford Consulting, LLC, for the provision of Ms. Clifford’s services. In such capacity, Ms. Clifford acts as a consultant to, and not an employee of, Acorn. The Consulting Agreement began on June 1, 2018, and automatically renews for an additional year upon the expiration of each one-year term. The current term expires on June 1, 2022. Pursuant to the Consulting Agreement, Ms. Clifford currently receives cash compensation of $17,500 per month. At the beginning of each one-year term of the Consulting Agreement, Ms. Clifford also receives a grant of options (50,000 were granted in June 2020 and 100,000 were granted in May 2021) to purchase shares of the Company’s common stock, with an exercise price equal to the closing price of the common stock on trading day immediately preceding the commencement of such one-year term. The options vest and become exercisable on the first anniversary of the date of grant and shall expire upon the earlier of (a) seven years from the date of grant or (b) 18 months from the date Ms. Clifford ceases to be a consultant to the Company.

Outstanding Equity Awards at 2021 Fiscal Year End

The following tables set forth all outstanding equity awards made to each of the Named Executive Officers that were outstanding at December 31, 2021.

OPTIONS TO PURCHASE ACORN ENERGY, INC. STOCK
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Jan H. Loeb	25,000	—	0.20	August 13, 2022
	35,000	—	0.36	January 8, 2024
	35,000	—	0.35	January 1, 2025
	35,000	—	0.37	January 1, 2027
	35,000	—	0.48	January 1, 2028

Tracy S. Clifford	30,000	—	0.41	June 1, 2025
	30,000	—	0.28	June 24, 2026
	50,000	—	0.23	June 8, 2027
	—	100,000	0.62	May 10, 2028

WARRANTS TO PURCHASE ACORN ENERGY, INC. STOCK
Name	Number of Securities Underlying Unexercised Warrants (#) Exercisable		Number of Securities Underlying Unexercised Warrants (#) Unexercisable	Warrant Exercise Price ($)	Warrant Expiration Date
Jan H. Loeb	35,000	(1)	—	0.13	March 16, 2023

Tracy S. Clifford	—		—	—	—

(1) Warrants held by Leap Tide Capital Management, LLC.

Option and Warrant Exercises

None.

Non-qualified Deferred Compensation

The following table provides information on the executive non-qualified deferred compensation activity for each of our named executive officers for the year ended December 31, 2021.

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

Compensation of Directors

The Board reviews non-employee director compensation on an annual basis. Our compensation policy for non-employee Directors for 2021 was as follows:

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

All options granted to non-employee Directors shall have an exercise price equal to the closing price of the Company’s Common Stock on its then-current trading platform or exchange on the last trading day immediately preceding the date of grant, and shall, except as described in the preceding paragraph, vest in four installments quarterly in advance. Once vested, such options shall be exercisable in whole or in part at all times until the earliest of (i) seven years from the date of grant or (ii) 18 months from the date such Director ceases to be a Director, officer, employee of, or consultant to, the Company.

The chair of the Audit Committee receives an additional annual retainer of $10,000; each Audit Committee member other than the chair receives an additional annual retainer of $2,000.

Each Director may, in his discretion, elect by written notice delivered on or before the first day of each calendar year whether to receive, in lieu of some or all of his retainer and board fees, that number of shares of Company Common Stock as shall have a value equal to the applicable retainer and board fees, based on the closing price of the Company’s Common Stock on its then-current trading platform or exchange on the last trading day immediately preceding the first day of the applicable year. Once made, the election shall be irrevocable for such election year and the shares subject to the election shall vest and be issued one-fourth upon the first day of the election year and one-fourth as of the first day of each of the second through fourth calendar quarters thereafter during the remainder of the election year. A newly-elected or appointed Director may, in his or her discretion, make such an election for the balance of the year in which he or she was elected/appointed by written notice delivered on or before the tenth day after his or her election/appointment to the Board, with the number of shares of Company Common Stock subject to such newly elected/appointed Director’s election to be based on closing price of the Company’s Common Stock on its then-current trading platform or exchange on the last trading day immediately preceding the day of such newly elected/appointed Director’s election/appointment.

The following table sets forth information concerning the compensation earned for service on our Board of Directors during the fiscal year ended December 31, 2021 by each individual (other than Mr. Loeb who was not separately compensated for his Board service) who served as a director at any time during the fiscal year.

DIRECTOR COMPENSATION IN 2021

Name	Fees Earned or Paid in Cash ($)		Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Samuel M. Zentman	25,000	(2)	2,500	—	27,500
Gary Mohr	17,000	(3)	2,500	—	19,500
Michael F. Osterer	17,000	(3)	2,500	—	19,500

(1)	On January 1, 2021, Samuel M. Zentman, Gary Mohr, and Michael F. Osterer were each granted 10,000 options to acquire stock in the Company. The options had an exercise price of $0.37 and were to expire on January 1, 2028. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 0.24% (ii) an expected term of 3.7 years (iii) an assumed volatility of 103% and (iv) no dividends.
(2)	Represents the annual retainer of $15,000 as a non-employee director and $10,000 received for services rendered as Chairman of the Audit Committee.
(3)	Represents the annual retainer of $15,000 as a non-employee director plus $2,000 received for services rendered as a member of the Audit Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

OWNERSHIP OF THE COMPANY’S COMMON STOCK

The following table and the notes thereto set forth information, as of March 28, 2022, concerning beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of common stock by (i) each director of the Company, (ii) each executive officer (iii) all executive officers and directors as a group, and (iv) each holder of 5% or more of the Company’s outstanding shares of common stock.

Name and Address of Beneficial Owner (1) (2)	Number of Shares of Common Stock Beneficially Owned (2)		Percentage of Common Stock Outstanding (2)
Jan H. Loeb	8,025,737	(3)	20.1%
Gary Mohr	1,151,813	(4)	2.9%
Michael F. Osterer	2,882,974	(5)	7.3%
Samuel M. Zentman	145,615	(6)	*
Tracy S. Clifford	110,000	(7)	*
All executive officers and directors of the Company as a group (5 people)	11,482,807	(8)	28.4%

* Less than 1%

(1)	Unless otherwise indicated, the address for each of the beneficial owners listed in the table is in care of the Company, 1000 N West Street, Suite 1200, Wilmington, Delaware 19801.

(2)	Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of a given date which such person has the right to acquire within 60 days after such date. Percentage information is based on the 39,687,589 shares outstanding as of March 28, 2022.

(3)	Consists of 2,069,554 shares held by Mr. Loeb directly, 1,366,666 shares held by PENSCO Trust Company Custodian FBO JAN LOEB IRA, 4,372,017 shares held by Leap Tide Capital Acorn LLC, 182,500 shares underlying currently exercisable options held by Mr. Loeb, and 35,000 currently exercisable warrants held by Leap Tide Capital Management LLC. Mr. Loeb is the sole manager of each of Leap Tide Capital Acorn LLC and Leap Tide Capital Management LLC, with sole voting and dispositive power over the securities held by such entities. Mr. Loeb disclaims beneficial ownership of the securities held by Leap Tide Capital Acorn LLC and Leap Tide Capital Management LLC except to the extent of his pecuniary interest therein.

(4)	Consists of 258,481 shares held by Mr. Mohr, 833,332 shares held by UE Systems Inc., and 60,000 shares underlying currently exercisable options.

(5)	Consists of 1,984,392 shares held by Mr. Osterer, 833,332 shares held by UE Systems Inc., and 65,250 shares underlying currently exercisable options.

(6)	Consists of 80,615 shares and 65,000 shares underlying currently exercisable options.

(7)	Consists solely of currently exercisable options.

(8)	Consists of 10,965,057 shares, 482,750 shares underlying currently exercisable options and 35,000 shares underlying currently exercisable warrants.

EQUITY COMPENSATION PLAN INFORMATION

The table below provides certain information concerning our equity compensation plans as of December 31, 2021.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	133,371	$.28	—
Equity Compensation Plans Not Approved by Security Holders	734,649	$.39	1,580,620
Total	868,020	$.38	1,580,620

The grants made under our equity compensation plans not approved by security holders includes 697,770 options which were granted under our 2006 Stock Incentive Plan following the original expiration of the Plan on February 8, 2017, and 1,879 options granted in 2015 under our 2006 Stock Option Plan for Non-Employee Directors but in excess of the maximum number of options available for grant under such plan as approved by stockholders. These grants were made to directors and officers at exercise prices equal to the fair market value on the date of the grant. The options generally vest over a one-year period and expire seven years from the date of the grant. The grants made under our equity compensation plans not approved by security holders also includes 35,000 warrants issued as compensation to underwriters for services provided in connection capital raise transactions. In February 2019, the Company’s Board ratified all option grants made under our 2006 Stock Incentive Plan following the original expiration of the Plan on February 8, 2017 and extended the expiration date of the Amended and Restated 2006 Stock Incentive Plan until December 31, 2024.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Accounting Fees

Friedman LLP

The following table summarized the fees billed to Acorn for professional services rendered by Friedman LLP for the years ended December 31, 2021 and 2020.

	2021	2020
Audit fees	$92,145	$77,455
Tax fees	15,990	15,249
All other fees	—	—
Total	$108,135	$92,704

Audit Fees were for professional services rendered for the audits of the consolidated financial statements of the Company, assistance with review of documents filed with the SEC, consents, and other assistance required to be performed by our independent accountants.

Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of the auditor. The Audit Committee pre-approved all audit and non-audit services rendered by our principal accountant in 2021 and 2020.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial Statements of the Registrant

The consolidated financial statements of the Registrant and the report thereon of the Registrant’s Independent Registered Public Accounting Firm is included in this Annual Report beginning on page F-1.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

(a)(3) List of Exhibits

No.

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

3.2	By laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S 1 (File No. 33 44027) (the “1992 Registration Statement”)).

3.3	Amendments to the By Laws of the Registrant adopted December 27, 1994 (incorporated herein by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K dated January 10, 1995).

4.1	Specimen certificate for the common stock (incorporated herein by reference to Exhibit 4.2 to the 1992 Registration Statement).

4.2	Form of Representative Warrant (incorporated herein by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed October 15, 2013)

4.3	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed December 20, 2010).

4.4	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.01 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

4.5	Form of Investor Warrant (incorporated herein by reference to Exhibit 4.02 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

4.6	Registration Rights Agreement, dated as of October 31, 2014 (incorporated herein by reference to Exhibit 4.03 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

4.7	Amended and Restated Articles of Incorporation of OMX Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016)

4.8	Form of Warrant, dated as of March 16, 2016, of Acorn Energy, Inc., issued to Leap Tide Capital Management LLC (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.1*	Acorn Energy, Inc. 2006 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to the appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A filed July 26, 2012, and the Registrant’s Additional Definitive Proxy Soliciting Materials on Schedule 14A filed August 28, 2012).

10.2*	Acorn Energy, Inc. Amended and Restated 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual report on Form 10-K for the year ended December 31, 2018).

10.3*	Forms of Option Award Certificate and Option Award Agreement under the Registrant’s Amended and Restated 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual report on Form 10-K for the year ended December 31, 2018).

10.4*	Forms of Option Award Certificate and Option Award Agreement under the Registrant’s Amended and Restated 2006 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.53 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.5*	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual report on Form 10-K for the year ended December 31, 2011).

10.6	Form of Registration Rights Agreement between Acorn Energy, Inc. and the Backstop Purchasers (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1/A filed on June 4, 2019).

#10.7*	Consulting Agreement, dated as of January 1, 2021, by and between Acorn Energy, Inc. and Jan H. Loeb.

10.8*	Consulting Agreement, dated as of June 1, 2018, by and between Acorn Energy, Inc. and Tracy Clifford Consulting, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

#21.1	List of subsidiaries.

#23.1	Consent of Friedman LLP.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-K for the year ended December 31, 2021, filed on March 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wilmington, State of Delaware, on March 30, 2022.

ACORN ENERGY, INC.

By:	/s/ Jan H. Loeb
Jan H. Loeb
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jan H. Loeb	President, Chief Executive Officer and	March 30, 2022
Jan H. Loeb	Director (Principal Executive Officer)

/s/ Tracy S. Clifford	Chief Financial Officer (Principal Financial	March 30, 2022
Tracy S. Clifford	Officer and Principal Accounting Officer)

/s/ Gary Mohr	Director	March 30, 2022
Gary Mohr

/s/ Michael F. Osterer	Director	March 30, 2022
Michael F. Osterer

/s/ Samuel M. Zentman	Director	March 30, 2022
Samuel M. Zentman

ACORN ENERGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Acorn Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acorn Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Going concern – Assessing the probability of the Company’s ability to continue as a going concern

Description of the Matter

As described in Note 1 of the financial statements, the Company believes it has adequate cash on hand in addition to cash generated from operations, which will provide sufficient liquidity to finance the operating activities of the Company at its current level of operations for the foreseeable future and for the twelve months from the issuance of these financial statements. We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and execution uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgments and assumptions in estimating these cash flows.

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

Marlton, New Jersey

March 30, 2022

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash	$1,722	$2,063
Accounts receivable, net	876	608
Inventory, net	617	236
Other current assets	229	126
Deferred cost of goods sold	799	764
Total current assets	4,243	3,797
Property and equipment, net	517	268
Right-of-use assets, net	399	494
Deferred cost of goods sold	714	542
Other assets	169	100
Total assets	$6,042	$5,201

LIABILITIES AND DEFICIT
Current liabilities:
Short-term credit	$—	$149
Accounts payable	457	229
Accrued expenses	164	168
Deferred revenue	3,541	3,214
Current operating lease liabilities	107	99
Other current liabilities	34	33
Total current liabilities	4,303	3,892
Long-term liabilities:
Deferred revenue	1,852	1,340
Noncurrent operating lease liabilities	336	443
Other long-term liabilities	12	45
Total long-term liabilities	2,200	1,828
Commitments and contingencies
Deficit:
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share:
Authorized – 42,000,000 shares; Issued – 39,687,589 shares at December 31, 2021 and 2020	397	397
Additional paid-in capital	102,801	102,726
Warrants	3	3
Accumulated deficit	(100,634)	(100,613)
Treasury stock, at cost – 801,920 shares at December 31, 2021 and 2020	(3,036)	(3,036)
Total Acorn Energy, Inc. shareholders’ deficit	(469)	(523)
Non-controlling interests	8	4
Total deficit	(461)	(519)
Total liabilities and deficit	$6,042	$5,201

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT NET LOSS PER SHARE DATA)

	Year ended December 31,
	2021	2020

Revenue	$6,776	$5,922
Cost of sales	1,877	1,791
Gross profit	4,899	4,131
Operating expenses:
Research and development expenses	739	619
Selling, general and administrative expenses	4,168	3,822
Total operating expenses	4,907	4,441
Operating loss	(8)	(310)
Finance expense, net	(5)	(35)
Gain on SBA PPP loan extinguishment	—	421
(Loss) income before income taxes	(13)	76
Income tax expense	—	—
Net (loss) income after income taxes	(13)	76
Non-controlling interest share of income	(8)	(7)
Net (loss) income attributable to Acorn Energy, Inc. shareholders.	$(21)	$69

Basic and diluted net (loss) income per share attributable to Acorn Energy, Inc. shareholders:
Net (loss) income per share attributable to Acorn Energy, Inc. shareholders – basic and diluted	$(0.00)	$0.00
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic	39,688	39,674
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – diluted	39,688	39,713

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(IN THOUSANDS)

				Acorn Energy, Inc. Shareholders
	Number of Shares	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Shareholders’ Deficit	Non- controlling interests	Total Deficit
Balances as of December 31, 2019	39,591	$396	$101,655	$1,021	$(100,682)	802	$(3,036)	$(646)	$1	$(645)
Net income	—	—	—	—	69	—	—	69	7	76
Proceeds from stock option exercise	96	1	18	—	—	—	—	19	—	19
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(4)	(4)
Value of expired warrants	—	—	1,018	(1,018)	—	—	—	—	—	—
Stock option compensation	—	—	35	—	—	—	—	35	—	35
Balances as of December 31, 2020	39,688	397	102,726	3	(100,613)	802	(3,036)	(523)	4	(519)
Net (loss) income	—	—	—	—	(21)	—	—	(21)	8	(13)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	—	(4)	(4)
Stock option compensation	—	—	75	—	—	—	—	75	—	75
Balances as of December 31, 2021	39,688	$397	$102,801	$3	$(100,634)	802	$(3,036)	$(469)	$8	$(461)

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year ended December 31,
	2021	2020
Cash flows provided by operating activities:
Net (loss) income	$(13)	$76
Depreciation and amortization	75	22
Non-cash lease expense	117	118
Forgiveness of SBA PPP loan	—	(421)
Stock-based compensation	75	35
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(268)	354
(Increase) decrease in inventory	(381)	55
(Increase) decrease in deferred cost of goods sold	(207)	127
(Increase) decrease in other current assets and other assets	(172)	49
Increase in deferred revenue	839	59
Decrease in operating lease liability	(121)	(78)
Increase in accounts payable, accrued expenses, other current liabilities and non-current liabilities	188	68
Net cash provided by operating activities	132	464

Cash flows used in investing activities:
Investments in technology	(317)	(93)
Other capital investments	(7)	(8)
Net cash used in investing activities	(324)	(101)

Cash flows provided by financing activities:
Short-term credit, net	(149)	13
Proceeds from SBA PPP loans, net of repayments	—	421
Stock option exercise proceeds	—	19
Net cash (used in) provided by financing activities	(149)	453

Net (decrease) increase in cash	(341)	816
Cash at the beginning of the year	2,063	1,247
Cash at the end of the year	$1,722	$2,063

Supplemental cash flow information:
Cash paid during the year for:
Interest	$6	$30
Income taxes	$—	$—

Non-cash investing and financing activities:
Forgiveness of SBA PPP loan	$—	$421
Accrued preferred dividends to former CEO of OmniMetrix (see Note 3)	$4	$4

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1—NATURE OF OPERATIONS

(a) Description of Business

Acorn Energy, Inc. and its subsidiaries, OMX Holdings, Inc. and OmniMetrix, LLC (collectively, “Acorn” or “the Company”) is a Delaware corporation which is a holding company focused on technology-driven solutions for energy infrastructure asset management. The Company provides the following products and Internet of Things (“IoT”) applications and services through its OmniMetrix, LLC (“OmniMetrix”) subsidiary:

●	Power Generation (“PG”) monitoring. OmniMetrix’s PG services provide wireless remote monitoring and control systems and IoT applications for residential and commercial/industrial power generation equipment. This includes the Company’s AIRGuard product, which remotely monitors and controls air compressors, and its Smart Annunciator product which is typically sold with a new commercial or industrial generator and has a display screen that indicates the current status of that generator.

●	Cathodic Protection (“CP”) monitoring. OmniMetrix’s CP activities provide for remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies.

Acorn’s shares are traded on the OTCQB marketplace under the symbol ACFN.

See Notes 12 and 13 for segment information and major customers.

(b) Liquidity

As of December 31, 2021, the Company had approximately $1,722,000 of consolidated cash.

At December 31, 2021, the Company had a negative working capital of approximately $60,000. Its working capital included approximately $1,722,000 of cash and deferred revenue of approximately $3,541,000. Such deferred revenue does not require significant cash outlay for the revenue to be recognized. Net cash decreased during the year ended December 31, 2021 by approximately $341,000, of which approximately $132,000 was provided by operating activities, approximately $324,000 was used in investing activities, and approximately $149,000 was used in financing activities.

OmniMetrix is considered an essential business because it provides infrastructure support to both government and commercial sectors and across key industries. The Company has experienced minimal negative impacts due to the COVID-19 pandemic to date. Throughout the pandemic, the Company has continued to realize new equipment sales (although not at the anticipated growth rate due to travel and meeting restrictions which have negatively impacted the sales closing timeline), has continued to collect its monthly recurring monitoring revenues and has retained its customer base. While the impacts of COVID-19 in the future are uncertain, the Company believes that due to the need for backup power and the desirability of remote monitoring services, it should continue to be positioned for stable financial performance.

As of March 28, 2022, the Company had cash of approximately $1,825,000.  The Company believes that such cash, plus the cash generated from operations, will provide sufficient liquidity to finance the operating activities of Acorn and OmniMetrix at their current level of operations for the foreseeable future and for the twelve months from the issuance of these audited consolidated financial statements in particular. The Company may, at some point, elect to obtain a new line of credit or other source of financing to fund additional investments in the business.

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

During the years ended December 31, 2021 and 2020, approximately $10,000 and $21,000 was charged to doubtful accounts expense, respectively. At December 31, 2021 and 2020, the balance in allowance for doubtful accounts was approximately $6,000 and $9,000, respectively.

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

All inventories are periodically reviewed to identify slow-moving and obsolete inventory. Management conducted an assessment and wrote-off inventory valued at approximately $22,000 and $17,000 for the years ended December 31, 2021 and 2020, respectively.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, intangible assets subject to amortization, and right-of-use assets on operating leases for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. These events or changes in circumstances include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to the estimated undiscounted cash flows over the estimated remaining useful life of the primary asset included in the asset group. If the asset group is not recoverable, the impairment loss is calculated as the excess of the carrying value over the fair value.

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

Capitalization of Software

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-15 (“ASU 2018-15”), Intangibles - Goodwill and Other - Internal-Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. During the years ended December 31, 2021 and 2020, the Company capitalized internal-use software costs totaling approximately $285,000 and $87,000, respectively.

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

The lease obligation liability was approximately $443,000 and $542,000 as of December 31, 2021 and December 31, 2020, respectively, which includes the original office space lease, an amendment to this lease entered into in November 2019 that became effective with the period beginning May 1, 2020, and an office equipment lease entered into in April 2019.

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

Revenue Recognition

The Company’s revenue recognition policy is consistent with applicable revenue recognition guidance and interpretations. The core principle of Accounting Standards Codification (“ASC”) 606: Revenue from Contracts with Customers is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASC 606 defines a five-step process to achieve this core principle, which includes: (1) identifying contracts with customers, (2) identifying performance obligations within those contracts, (3) determining the transaction price, (4) allocating the transaction price to the performance obligation in the contract, which may include an estimate of variable consideration, and (5) recognizing revenue when or as each performance obligation is satisfied. The Company assesses whether payment terms are customary or extended in accordance with normal practice relative to the market in which the sale is occurring. The Company’s sales arrangements generally include standard payment terms. These terms effectively relate to all customers, products, and arrangements regardless of customer type, product mix or arrangement size.

If revenue recognition criteria are not satisfied, amounts received from customers are classified as deferred revenue on the balance sheet until such time as the revenue recognition criteria are met.

Sales of OmniMetrix monitoring systems include the sale of equipment (“HW”) and of monitoring services (“Monitoring”). The majority of the sales of OmniMetrix equipment do not qualify as a separate unit of accounting. As a result, revenue (and related costs) associated with sale of equipment are recorded to deferred revenue (and deferred charges) upon shipment for PG and CP monitoring units. Revenue and related costs with respect to the sale of equipment are recognized over the estimated life of the units which are currently estimated to be three years. In the rare instance that a specific sale of OmniMetrix equipment does qualify as a separate unit of accounting (the unit is custom designed and sold without monitoring), the revenue is recognized when the unit is shipped to the customer and not deferred. Revenues from the prepayment of monitoring fees (generally paid twelve months in advance) are initially recorded as deferred revenue upon receipt of payment from the customer and then amortized to revenue over the monitoring service period. See Notes 12 and 13 for the disaggregation of the Company’s revenue for the periods presented.

Any sales tax, value added tax, and other tax, the Company collects concurrent with revenue producing activities are excluded from revenue.

Warranty Provision

OmniMetrix generally grants their customers a one-year warranty on their products. Estimated warranty obligations are provided for as a cost of sales in the period in which the related revenues are recognized, based on management’s estimate of future potential warranty obligations and historical experience. Adjustments are made to accruals as warranty claim data and historical experience warrant.

The Company’s warranty obligations may be materially affected by product or service failure rates and other costs incurred in correcting a product or service failure. Should actual product or service failure rates or other related costs differ from the Company’s estimates, revisions to the accrued warranty liability would be required.

Concentration of Credit Risk

The Company’s financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company’s cash was deposited with a U.S. bank and amounted to approximately $1,722,000 at December 31, 2021. The Company does not believe there is significant risk of non-performance by these counterparties. See Note 12(d) with respect to revenue from significant customers and concentrations of trade accounts receivables.

Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values, due to the short maturity of such instruments.

Research and Development Expenses

Research and development expenses consist primarily of labor and related expenses and are charged to operations as incurred.

Advertising Expenses

Advertising expenses are charged to operations as incurred. Advertising expense was approximately $17,000 and $15,000 for each of the years ended December 31, 2021 and 2020, respectively, and are included in selling, general and administrative expenses on the consolidated statements of operations.

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

See Note 9(b) for the assumptions used to calculate the fair value of stock-based employee compensation. Upon the exercise of options, it is the Company’s policy to issue new shares rather than utilizing treasury shares.

Sales Taxes

On June 21, 2018, the U.S. Supreme Court issued an opinion in South Dakota v. Wayfair, Inc., 138 S. Ct. 2080 (2018), whereby the longstanding Quill Corp v. North Dakota sales tax case was overruled, and states may now require remote sellers to collect sales tax under certain circumstances. In 2020, the Company began collecting sales tax in nearly all states that have sales tax. The Company accrued sales taxes in the states with sales tax. The Company accrued the liability from the effective date of a state’s adoption of the Wayfair decision up to the date the Company began collecting and filing sales taxes in the various states. At December 31, 2021 and December 31, 2020, the amount of such accrual was approximately $28,000 and $8,000, respectively.

The Company accrues sales taxes based on determination of which of its products/services are subject to sales tax, and in which states and jurisdictions the tax applies. Further, the Company must determine which of its customers are exempt from the Company charging sales tax because the customer is a reseller or self-assesses and direct pays to states and other jurisdictions on purchases the customer makes from the Company. These determinations contain estimates and are subject to judgment and interpretation by taxing authorities in various states and other jurisdictions, which could result in recognizing materially different amounts in future periods.

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

As of December 31, 2021 and 2020, no interest or penalties were accrued on the consolidated balance sheets related to uncertain tax positions.

During the years ending December 31, 2021 and 2020, the Company had no changes in unrecognized tax benefits or associated interest and penalties as a result of tax positions made during the current or prior periods with respect to its continuing operations.

The Company is subject to U.S. Federal and state income tax. As of January 1, 2021, the Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2018, or for years before 2017 for state income taxes.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to Acorn Energy, Inc. by the weighted average number of shares outstanding during the year, excluding treasury stock. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding plus the dilutive potential of common shares which would result from the exercise of stock options and warrants. The dilutive effects of stock options and warrants are excluded from the computation of diluted net loss per share if doing so would be antidilutive. The combined number of options and warrants that were excluded from the computation of diluted net loss per share, as they had an antidilutive effect, was approximately 868,000 (which have a weighted average exercise price of $0.38) and 409,626 (which had a weighted average exercise price of $0.84) for the years ending December 31, 2021 and 2020, respectively.

The following data represents the amounts used in computing EPS and the effect on net income and the weighted average number of shares of dilutive potential common stock (in thousands):

	Year ended December 31,
	2021	2020
Net income (loss) available to common stockholders	$(21)	$69

Weighted average shares outstanding:
-Basic	39,688	39,674
Add: Warrants	—	19
Add: Stock options	—	20
-Diluted	39,688	39,713

Basic and diluted net (loss) income per share	$0.00	$0.00

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

Recently Issued Accounting Principles

Other than the pronouncement noted below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2021, that are of material significance, or have potential material significance, to the Company.

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

There are no recently issued accounting updates that are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3—INVESTMENT IN OMNIMETRIX

The Company owns 99% of the Company’s OMX Holdings, Inc. subsidiary (“Holdings”) and the former CEO of OmniMetrix, LLC owns the remaining 1%.

NOTE 4—INVENTORY

	As of December 31,
	2021	2020
	(in thousands)
Raw materials	$577	$216
Finished goods	40	20
	$617	$236

At December 31, 2021 and 2020, the Company’s inventory reserve was $0.

NOTE 5—PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	Estimated Useful Life (in years)	As of December 31,
		2021	2020
		(in thousands)
Cost:
Computer hardware and software	3 - 5	$625	$311
Equipment	7	154	151
Leasehold improvements	Term of lease	346	339
Intangible asset	Patent term	11	11
		1,136	812
Accumulated depreciation and amortization
Computer hardware and software		128	55
Equipment		151	150
Leasehold improvements		340	339
Intangible asset		*	*
		619	544
Property and equipment, net		$517	$268

*	less than $1,000

Depreciation and amortization in respect of property and equipment amounted to approximately $75,000 and $22,000 for 2021 and 2020, respectively.

NOTE 6—LEASES

OmniMetrix leases office space and office equipment under operating lease agreements. The office lease has an expiration date of September 30, 2025. The office equipment lease was entered into in April 2019 and has a sixty-month term. Operating lease payments for 2021 and 2020 were approximately $121,000 and $78,000, respectively. The future minimum lease payments on non-cancelable operating leases as of December 31, 2021 using a discount rate of 4.5% are approximately $443,000. The 4.5% used is the incremental borrowing rate which, as defined in ASC 842, is the rate of interest that a lessee would have to pay to borrow, on a collateralized basis, over a similar term and in a similar economic environment, an amount equal to the lease payments.

Supplemental cash flow information related to leases consisted of the following (in thousands):

	2021	2020
Cash paid for operating lease liabilities	$121	$78

Supplemental balance sheet information related to leases consisted of the following:

2021
Weighted average remaining lease terms for operating leases	3.73

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the consolidated balance sheet as of December 31, 2021 (in thousands):

2021
2022	$125
2023	128
2024	129
2025	99
Total undiscounted cash flows	481
Less: Imputed interest	(38)
Present value of operating lease liabilities (a)	$443

(a)	Includes current portion of approximately $107,000 for operating leases.

On July 6, 2021, the Company entered into an agreement with King Industrial Realty, Inc. to sublease from the Company 1,900 square feet of office space of the Company’s 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia for a monthly sublease payment of $2,375 which includes the base rent plus a pro-rata share of utilities, property taxes and insurance. Fifty percent of any excess rent received above the per square foot amount that the Company pays will be remitted to the Company’s landlord less the allocation of any shared expenses and leasehold improvements specific to the sublease. The Company invested approximately $7,000 on leasehold improvements related to the sublease. Due to the offset of the capital expenditures, the Company does not expect to have any net rent due to its landlord for the first twelve months of the sublease. The estimated amount the Company expects to remit to the landlord each year of the sublease subsequent to the first twelve months is approximately $6,700 per year. The sublease commenced on October 1, 2021 and will run through September 30, 2025 which is the end of the Company’s lease term with its landlord. Below are the future payments expected under the sublease (in thousands) net of the estimated annual service cost of $2,220 (gross of the estimated amount the Company expects to remit to its landlord):

2021
2022	$26
2023	26
2024	26
2025	20
Total undiscounted cash flows	$98

NOTE 7—DEBT

(a) Line of credit

In March 2019, OmniMetrix reinstated its loan and security agreement which provided OmniMetrix with access to accounts receivable formula-based financing of the lesser of 75% of eligible receivables or $1,000,000. Debt incurred under this financing arrangement bore interest at the greater of 6% and prime plus 1.5% per year. In addition, OmniMetrix was to pay a monthly service charge of 0.75% of the average aggregate principal amount outstanding for the prior month, for an effective rate of interest on advances of 15% at February 28, 2021. OmniMetrix also agreed to continue to maintain a minimum loan balance of $150,000 in its line-of-credit with the lender for a minimum of two years beginning March 1, 2019. From time to time, the balance outstanding fell below $150,000 based on collections applied against the loan balance and the timing of loan draws. The monthly service charge and interest was calculated on the greater of the outstanding balance or $150,000. Interest expense for the period January 1, 2021 to February 28, 2021, when the line expired, was approximately $4,000 compared to approximately $28,000 for the year ended December 31, 2020.

OmniMetrix paid off the outstanding balance of approximately $149,000 in February 2021 and decided not to renew this line of credit, which expired in accordance with its terms on February 28, 2021.

(b) Loans payable

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

NOTE 8—COMMITMENTS AND CONTINGENCIES

On August 19, 2019, OmniMetrix entered into an agreement with a software development partner to create and license to OmniMetrix a new software platform and application. Pursuant to this agreement, OmniMetrix paid this partner equal monthly payments over the first seven months of the term of the agreement equal to $200,000 in the aggregate. OmniMetrix will also pay the partner (i) a per-sensor monitoring fee for each sensor connected to the developed technology, or (ii) a percentage of any revenue received above a specified amount per sensor monitored per month in gas applications only. Commencing on January 1, 2021, OmniMetrix paid the partner a quarterly licensing fee of $12,500 which was renegotiated to $4,450 effective October 1, 2021. The annual licensing fee moving forward will be $17,800, which will be paid in quarterly increments of $4,450. The per-sensor monitoring fees have not yet commenced. The initial term of this agreement ends on August 19, 2022 but will automatically renew for one-year periods unless either party delivers a written notice of termination to the other party sixty days prior to the end of the respective term.

In addition to the above, the Company has approximately $443,000 in operating lease obligations payable through 2026 and approximately $151,000 in other contractual obligations. The Company also has approximately $1.2 million in open purchase order commitments payable through 2022.

NOTE 9—EQUITY

(a) General

At December 31, 2021 the Company had issued and outstanding 39,687,589 shares of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when, as and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company.

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

At December 31, 2021, 1,580,620 options were available for grant under the Amended and Restated 2006 Stock Incentive Plan and no options were available for grant under the 2006 Stock Option Plan for Non-Employee Directors. In 2021 and 2020, 232,770 and 230,000 options, respectively, were granted to directors, executive officers and employees. In 2021 and 2020, there were no grants to non-employees (other than the non-employee directors and executive officers). The fair value of the options issued was approximately $89,000 and $59,000 in 2021 and 2020, respectively.

No options were exercised in the year ended December 31, 2021. 96,250 options were exercised in the year ended December 31, 2020. The intrinsic value of options outstanding and of options exercisable at December 31, 2021 was approximately $291,000 and $217,000, respectively. The intrinsic value of options outstanding and of options exercisable at December 31, 2020 was approximately $29,000 and $46,000, respectively.

The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	2021	2020
Risk-free interest rate	0.5%	0.6%
Expected term of options, in years	4.1	4.4
Expected annual volatility	99.7%	115.2%
Expected dividend yield	—%	—%
Determined weighted average grant date fair value per option	$0.38	$0.25

The expected term of the options is the length of time until the expected date of exercising the options. With respect to determining expected exercise behavior, the Company has grouped its option grants into certain groups in order to track exercise behavior and establish historical rates. The Company estimated volatility by considering historical stock volatility over the expected term of the option. The risk-free interest rates are based on the U.S. Treasury yields for a period consistent with the expected term. The Company expects no dividends to be paid. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in determining the estimated fair value of the Company’s stock options granted in the years ended December 31, 2021 and 2020. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

(c) Summary Option Information

A summary of the Company’s option plans as of December 31, 2021 and 2020, as well as changes during each of the years then ended, is presented below:

	2021		2020
	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	722,501	$0.62	1,364,490	$1.87
Granted at market price	232,770	$0.54	230,000	$0.36
Exercised	—	$—	(96,250)	$0.19
Forfeited or expired	(122,251)	$2.04	(775,739)	$2.80
Outstanding at end of year	833,020	$0.39	722,501	$0.62
Exercisable at end of year	557,242	$0.33	429,833	$0.81

Summary information regarding the options outstanding and exercisable at December 31, 2021 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in shares)	(in years)		(in shares)
$0.14 – $0.38	491,250	3.93	$0.31	455,913	$0.31
$0.40 – $0.62	341,770	5.90	$.50	101,329	$0.43
	833,020			557,242

Stock-based compensation expense included in selling, general and administrative expense in the Company’s consolidated statements of operations was approximately $75,000 and $35,000 in the years ending December 31, 2021 and 2020, respectively.

The total compensation cost related to non-vested awards not yet recognized was approximately $59,000 as of December 31, 2021.

(d) Warrants

The Company has issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

	2021		2020
	Number of shares underlying warrants	Weighted Average Exercise Price	Number of shares underlying warrants	Weighted Average Exercise Price
Outstanding at beginning of year	35,000	$0.13	2,177,857	$1.28
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	(2,142,857)	$1.30
Outstanding and exercisable at end of year	35,000	$0.13	35,000	$0.13

The warrants outstanding at December 31, 2021 have a weighted average remaining contractual life of approximately 14.5 months.

NOTE 10—INCOME TAXES

(a) Composition of loss from continuing operations before income taxes is as follows (in thousands):

	Year ended December 31,
	2021	2020
Domestic	$2	$76

Income tax expense consists of the following (in thousands):

	Year ended December 31,
	2021		2020
Current:
Federal	$	*	$16
State and local		*	5
		*	21
Deferred:
Federal		*	(16)
State and local		*	(5)
		*	(21)
Total income tax expense	$	*	$—

*	less than 1

(b) Effective Income Tax Rates

Set forth below is a reconciliation between the federal tax rate and the Company’s effective income tax rates with respect to continuing operations:

	Year ended December 31,
	2021	2020
Statutory Federal rates	21%	21%
Increase (decrease) in income tax rate resulting from:
Other, net (primarily permanent differences)	788	12
Valuation allowance	(809)	(33)
Effective income tax rates	—%	(—)%

(c) Analysis of Deferred Tax Assets and (Liabilities) (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets (liabilities) consist of the following:
Employee benefits and deferred compensation	$1,064	$1,076
Investments and asset impairments	1,818	1,818
Other temporary differences	(1,188)	(1,002)
Net operating loss and capital loss carryforwards	15,904	15,739
	17,598	17,631
Valuation allowance	(17,598)	(17,631)
Net deferred tax assets	$—	$—

Valuation allowances relate principally to net operating loss carryforwards related to the Company’s consolidated tax losses as well as state tax losses related the Company’s OmniMetrix subsidiary and book-tax differences related asset impairments and stock compensation expense of the Company. During the year ended December 31, 2021, the valuation allowance decreased by approximately $33,000.

(d) Summary of Tax Loss Carryforwards

As of December 31, 2021, the Company had various operating loss carryforwards expiring as follows (in thousands):

Expiration	Federal	Capital Loss	State
2023	$—	$556	$—
2025 – 2031*	2,580	—	—
2032 – 2039	63,180	—	14,898
Unlimited	4,616	—	1,909
Total	$70,376	$556	$16,807

*	The utilization of a portion of these net operating loss carryforwards is limited due to limits on utilizing net operating loss carryforwards under Internal Revenue Service regulations when or if a change of control were to occur.

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

NOTE 11—RELATED PARTY BALANCES AND TRANSACTIONS

a) Officer and Director Fees

The Company recorded fees to officers of approximately $517,000 and $510,000 for the years ended December 31, 2021 and 2020, respectively, which is included in selling, general and administrative expenses.

The Company recorded fees to directors of approximately $59,000 for the years ended December 31, 2021 and 2020, which is included in selling, general and administrative expenses.

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

b) See Note 3 for information related to the sale of OmniMetrix Preferred Stock to one of the Company’s former directors in 2015 and the subsequent repurchase of this Preferred Stock on July 1, 2019.

c) The related party balance due to Acorn from OmniMetrix is approximately $4,217,000 for amounts loaned, accrued interest and expenses paid by Acorn on Omni’s behalf as of December 31, 2021 as compared to approximately $4,575,000 as of December 31, 2020. This balance is eliminated in consolidation. During 2021, the intercompany amount due to Acorn from OmniMetrix decreased by approximately $359,000. This included repayments of approximately $677,000 offset by interest of approximately $194,000, dividends of $76,000 due to Acorn and approximately $48,000 in shared expenses paid by Acorn. During 2020, the intercompany amount due to Acorn from OmniMetrix increased by approximately $70,000. This included repayments of approximately $435,000 offset by interest of approximately $253,000, dividends of $76,000 due to Acorn and approximately $176,000 in shared expenses paid by Acorn.

NOTE 12—SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

(a) General Information

As of December 31, 2021, the Company continues to operate in two reportable operating segments, both of which are performed through the Company’s OmniMetrix subsidiary:

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

The following tables represent segmented data for the years ended December 31, 2021 and 2020 (in thousands). The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between the segments. Further, the Chief Decision Maker (CDM) does not review the assets by segment.

	PG	CP	Total
Year ended December 31, 2021:
Revenues from external customers	$5,787	989	6,776
Segment gross profit	4,328	571	4,899
Depreciation and amortization	64	11	75
Segment income (loss) before income taxes	963	(27)	936

Year ended December 31, 2020:
Revenues from external customers	$4,988	$934	$5,922
Segment gross profit	3,626	505	4,131
Depreciation and amortization	19	3	22
Segment income (loss) before income taxes	624	(75)	549

(c) The following tables represent a reconciliation of the segment data to consolidated statement of operations and balance sheet data for the years ended and as of December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020
Total net income before income taxes for reportable segments	$921	$549
Gain on PPP loan extinguishment	—	421
Unallocated net cost of corporate headquarters	(934)	(894)
Consolidated net (loss) income before taxes on income	$(13)	$76

	As of December 31,
	2021	2020
	(in thousands)
Assets:
Total assets for OmniMetrix subsidiary	$5,938	$4,870
Assets of corporate headquarters	104	331
Total consolidated assets	$6,042	$5,201

	Year ended December 31,
	2021	2020
	(in thousands)
Revenues based on location of customer :
United States	$6,729	$5,887
Other	47	35
	$6,776	$5,922

All of the Company’s long-lived assets are located in the United States.

(d) Revenues and Accounts Receivable Balances from Major Customers (in thousands):

	Invoiced Sales						Accounts Receivable
	2021				2020		2021				2020
Customer	Total		%		Total	%	Balance		%		Balance	%
A	$	*	*	%	$776	13%	$	*	*	%	$124	20%
B		*	*		*	*		*	*		$71	12%

*	Balance is not significant.

NOTE 13—REVENUE

The following table disaggregates the Company’s revenue for the years ended December 31, 2021 and 2020 (in thousands):

	HW	Monitoring	Total
Year ended December 31, 2021:
PG Segment	$2,018	$3,769	$5,787
CP Segment	728	261	989
Total Revenue	$2,746	$4,030	$6,776

	HW	Monitoring	Total
Year ended December 31, 2020:
PG Segment	$1,423	$3,565	$4,988
CP Segment	680	254	934
Total Revenue	$2,103	$3,819	$5,922

Deferred revenue activity for the year ended December 31, 2021 can be seen in the table below (in thousands):

	HW	Monitoring	Total
Balance at December 31, 2020	$2,576	$1,978	$4,554
Additions during the period	2,548	4,177	6,725
Recognized as revenue	(1,856)	(4,030)	(5,886)
Balance at December 31, 2021	$3,268	$2,125	$5,393

Amounts to be recognized as revenue in the year ending:
December 31, 2022	$1,695	$1,846	$3,541
December 31, 2023	1,116	275	1,391
December 31, 2024 and thereafter	457	4	461
	$3,268	$2,125	$5,393

Other revenue of approximately $890,000 is related to custom design hardware, accessories, repairs, and other miscellaneous charges that are recognized to revenue when sold and are not deferred.

Deferred revenue activity for the year ended December 31, 2020 can be seen in the table below (in thousands):

	HW	Monitoring	Total
Balance at December 31, 2019	$2,663	$1,832	$4,495
Additions during the period	1,602	3,965	5,567
Recognized as revenue	(1,689)	(3,819)	(5,508)
Balance at December 31, 2020	$2,576	$1,978	$4,554

Amounts to be recognized as revenue in the year ending:
December 31, 2021	$1,471	$1,743	$3,214
December 31, 2022	846	226	1,072
December 31, 2023 and thereafter	259	9	268
	$2,576	$1,978	$4,554

Other revenue of approximately $414,000 is related to revenue from sales of custom design hardware, accessories, repairs, and other miscellaneous charges that are recognized to revenue when sold and are not deferred.

Deferred charges relate only to the sale of equipment. Deferred charges activity for the year ended December 31, 2021 can be seen in the table below (in thousands):

Balance at December 31, 2020	$1,306
Additions during the period	1,155
Recognized as cost of sales	(948)
Balance at December 31, 2021	$1,513

Amounts to be recognized as cost of sales in the year ending:
December 31, 2022	$799
December 31, 2023	507	*
December 31, 2024 and thereafter	207	*
	$1,513

*	Amounts included in other assets in the Company’s Consolidated Balance Sheets at December 31, 2021.

Data costs (COGS) for monitoring services of approximately $349,000 and the COGS for the miscellaneous revenue from sales of custom design hardware, upgrade kits, accessories and repairs of approximately $580,000 are expensed as incurred and are not deferred.

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

COGS for monitoring services of approximately $608,000 and the COGS for the miscellaneous revenue from sales of custom design hardware, accessories and repairs of approximately $262,000 are expensed as incurred and are not deferred.

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

The following table provides a reconciliation of the Company’s sales commissions contract assets for the year ended December 31, 2021 (in thousands):

	HW	Monitoring	Total
Balance at December 31, 2020	$136	$41	$177
Additions during the period	212	34	246
Amortization of sales commissions	(106)	(22)	(128)
Balance at December 31, 2021	$242	$53	$295

The capitalized sales commissions are included in other current assets (approximately $138,000) and other assets (approximately $157,000) in the Company’s Consolidated Balance Sheets at December 31, 2021.

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

NOTE 14—SUBSEQUENT EVENTS

On January 1, 2022, 30,000 options in the aggregate were issued to directors with an exercise price of $0.63 and that vest in equal increments on January 1, 2022, April 1, 2022, July 1, 2022 and October 1, 2022 valued at $12,000 in the aggregate.

On January 1, 2022, 35,000 options were issued to the CEO with an exercise price of $0.63 and that vest in equal increments on January 1, 2022, April 1, 2022, July 1, 2022 and October 1, 2022 valued at approximately $14,000.

On February 1, 2022, the Company’s agreement with Sales Force renewed for an additional one-year term. The monthly payments during the term of this agreement are approximately $2,000.

On February 7, 2022, the Company entered into a Mobile Business Agreement with AT&T for business communications services including new phone equipment for all office-based employees. The agreement has a term of two years. The monthly recurring charges under this agreement are $675 and the total nonrecurring fee paid at the inception of the agreement was $2,475.

On March 4, 2022, 30,770 options were issued to the Vice President of Sales with an exercise price of $0.55 and that vest in equal increments over three years on the anniversary date of the issuance with the last tranche vesting on March 4, 2025. These options are valued at approximately $10,000.

