Form 10-Q
period 2022-03-31
ACORN ENERGY, INC.
filed 2022-05-13
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2022
Common Stock, $0.01 par value per share	39,687,589

ACORN ENERGY, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended March 31, 2022

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

PART I

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of March 31, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash	$1,784	$1,722
Accounts receivable, net	820	876
Inventory, net	674	617
Deferred cost of goods sold	851	799
Other current assets	208	229
Total current assets	4,337	4,243
Property and equipment, net	656	517
Right-of-use assets, net	374	399
Deferred cost of goods sold	797	714
Other assets	183	169
Total assets	$6,347	$6,042
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$516	$457
Accrued expenses	227	164
Deferred revenue	3,652	3,541
Current operating lease liabilities	109	107
Other current liabilities	35	34
Total current liabilities	4,539	4,303
Long-term liabilities:
Deferred revenue	2,040	1,852
Noncurrent operating lease liabilities	308	336
Other long-term liabilities	13	12
Total long-term liabilities	2,361	2,200
Commitments and contingencies
Deficit:
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share: Authorized – 42,000,000 shares; Issued – 39,687,589 shares at March 31, 2022 and December 31, 2021	397	397
Additional paid-in capital	102,835	102,804
Accumulated deficit	(100,757)	(100,634)
Treasury stock, at cost – 801,920 shares at March 31, 2022 and December 31, 2021	(3,036)	(3,036)
Total Acorn Energy, Inc. shareholders’ deficit	(561)	(469)
Non-controlling interests	8	8
Total deficit	(553)	(461)
Total liabilities and deficit	$6,347	$6,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended March 31,
	2022	2021

Revenue	$1,751	$1,705
Cost of sales	493	495
Gross profit	1,258	1,210
Operating expenses:
Research and development expense	198	178
Selling, general and administrative expense	1,182	1,006
Total operating expenses	1,380	1,184
Operating (loss) income	(122)	26
Finance expense, net	—	(4)
(Loss) income before income taxes	(122)	22
Income tax expense	—	—
Net (loss) income	(122)	22
Non-controlling interest share of net income	(1)	(2)
Net (loss) income attributable to Acorn Energy, Inc. shareholders	$(123)	$20

Basic and diluted net (loss) income per share attributable to Acorn Energy, Inc. shareholders:
Total attributable to Acorn Energy, Inc. shareholders	$0.00	$0.00
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic and diluted:
Basic	39,688	39,688
Diluted	39,688	39,861

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT (UNAUDITED)

(IN THOUSANDS)

	Three Months Ended March 31, 2022
	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Shareholders’ Deficit	Non- controlling interests	Total Deficit
Balances as of December 31, 2021	39,688	$397	$102,804	$(100,634)	802	$(3,036)	$(469)	$8	$(461)
Net loss	—	—	—	(123)	—	—	(123)	1	(122)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock option compensation	—	—	31	—	—	—	31	—	31
Balances as of March 31, 2022	39,688	$397	$102,835	$(100,757)	802	$(3,036)	$(561)	$8	$(553)

	Three Months Ended March 31, 2021
	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Shareholders’ Deficit	Non- controlling interests	Total Deficit
Balances as of December 31, 2020	39,688	$397	$102,729	$(100,613)	802	$(3,036)	$(523)	$4	$(519)
Net income	—	—	—	20	—	—	20	2	22
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock option compensation	—	—	15	—	—	—	15	—	15
Balances as of March 31, 2021	39,688	$397	$102,744	$(100,593)	802	$(3,036)	$(488)	$5	$(483)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (IN THOUSANDS)

	Three months ended March 31,
	2022	2021
Cash flows provided by operating activities:
Net (loss) income	$(122)	$22
Depreciation and amortization	20	18
Non-cash lease expense	29	29
Stock-based compensation	31	15
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	56	(39)
Increase in inventory	(57)	(7)
(Increase) decrease in deferred cost of goods sold	(135)	61
Decrease (increase) in other current assets and other assets	7	(15)
Increase (decrease) in deferred revenue	299	(74)
Decrease in operating lease liability	(30)	(30)
Increase in accounts payable, accrued expenses, other current liabilities and non-current liabilities	123	88
Net cash provided by operating activities	221	68

Cash flows used in investing activities:
Investments in technology	(157)	(8)
Other capital investments	(2)	—
Net cash used in investing activities	(159)	(8)

Cash flows used in financing activities:
Short-term credit, net	—	(149)

Net increase (decrease) in cash	62	(89)
Cash at the beginning of the year	1,722	2,063
Cash at the end of the period	$1,784	$1,974

Supplemental cash flow information:
Cash paid during the year for:
Interest	$—	$4

Non-cash investing and financing activities:
Accrued preferred dividends to former CEO of OmniMetrix	$1	$1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

NOTE 1— BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. and its subsidiaries, OmniMetrix, LLC and OMX Holdings, Inc. (collectively, “Acorn” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X and consequently have been condensed. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 31, 2022.

NOTE 2—ACCOUNTING POLICIES

Use of Estimates in Preparation of Financial Statements

The preparation of unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the unaudited condensed unaudited consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods.

As applicable to these unaudited condensed consolidated financial statements, the most significant estimates and assumptions relate to uncertainties with respect to income taxes, inventories, account receivable allowances, contingencies, revenue recognition, management’s projections and analyses of the possible impairments.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company’s cash was deposited with a U.S. bank and amounted to approximately $1,784,000 at March 31, 2022. The Company does not believe there is significant risk of non-performance by these counterparties. For the three-month period ended March 31, 2022, there were no customers that represented greater than 10% of the Company’s total invoiced sales. For the three months ended March 31, 2021, one customer represented approximately 11% of total invoiced sales. Approximately 10% of the accounts receivable at March 31, 2022 was due from one customer who pays its receivables over usual credit periods. As of May 11, 2022, we have collected the full outstanding amount of the approximately $84,000  due from this customer as of March 31, 2022. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base.

Basic and Diluted Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing the net (loss) income attributable to Acorn Energy, Inc. by the weighted average number of shares outstanding during the year, excluding treasury stock. Diluted net (loss) income per share is computed by dividing the net (loss) income by the weighted average number of shares outstanding plus the dilutive potential of common shares which would result from the exercise of stock options and warrants. The dilutive effects of stock options and warrants are excluded from the computation of diluted net loss per share if doing so would be antidilutive. The weighted average number of options and warrants that were excluded from the computation of diluted net loss per share, as they had an antidilutive effect, was approximately 929,000 (which have a weighted average exercise price of $0.41) and approximately 35,000 (which have a weighted average exercise price of $0.13), respectively, for the three-month period ending March 31, 2022. The weighted average number of options and warrants, in the aggregate, that were excluded from the computation of diluted net loss per share, as they had an antidilutive effect, was approximately 964,000 (which have a weighted average exercise price of $0.40) and approximately 245,000 (which have a weighted average exercise price of $0.99) for the three-month periods ending March 31, 2022 and 2021, respectively.

The following data represents the amounts used in computing EPS and the effect on net income (loss) and the weighted average number of shares of dilutive potential common stock (in thousands):

	Three months ended March 31,
	2022	2021
Net (loss) income available to common stockholders	$(123)	$20

Weighted average shares outstanding:
-Basic	39,688	39,688
Add: Warrants	—	26
Add: Stock options	—	147
-Diluted	39,688	39,861

Basic and diluted net (loss) income per share	$0.00	$0.00

Recently Issued Accounting Principles

Other than the pronouncement noted below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three-month period ended March 31, 2022, that are of material significance, or have potential material significance, to the Company.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“ASC 326”), authoritative guidance amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact of the new guidance on its unaudited condensed consolidated financial statements and related disclosures.

NOTE 3—LIQUIDITY

As of March 31, 2022, the Company had approximately $1,784,000 of consolidated cash.

At March 31, 2022, the Company had a negative working capital of approximately $202,000. Its working capital included approximately $1,784,000 of cash and deferred revenue of approximately $3,652,000. Such deferred revenue does not require significant cash outlay for the revenue to be recognized. Net cash increased during the three months ended March 31, 2022 by approximately $62,000, of which approximately $221,000 was provided by operating activities and approximately $159,000 was used in investing activities

OmniMetrix is considered an essential business because it provides infrastructure support to both government and commercial sectors and across key industries. The Company has experienced minimal negative impacts due to the COVID-19 pandemic to date. Throughout the pandemic, the Company has continued to realize new equipment sales (although not at the anticipated growth rate due to travel and meeting restrictions which have negatively impacted the sales closing timeline), has continued to collect its monthly recurring monitoring revenues and has retained its customer base. While the impacts of COVID-19 in the future are uncertain, the Company believes that due to the need for backup power and the desirability of remote monitoring services, it should continue to be positioned for stable financial performance.

As of May 11, 2022, the Company had cash of approximately $1,335,000. The Company believes that such cash, plus the cash generated from operations, will provide sufficient liquidity to finance the operating activities of Acorn and OmniMetrix at their current level of operations for the foreseeable future and for the twelve months from the issuance of these unaudited condensed consolidated financial statements in particular. The Company may, at some point, elect to obtain a new line of credit or other source of financing to fund additional investments in the business.

NOTE 4—LEASES

OmniMetrix leases office space and office equipment under operating lease agreements. The office lease has an expiration date of September 30, 2025. The office equipment lease was entered into in April 2019 and has a sixty-month term. Operating lease payments for the three months ended March 31, 2022 and 2021 were approximately $30,000 for both periods. The present value of future minimum lease payments on non-cancelable operating leases as of March 31, 2022 using a discount rate of 4.5% is approximately $417,000. The 4.5% discount rate used is the incremental borrowing rate which, as defined in ASC 842, is the rate of interest that a lessee would have to pay to borrow, on a collateralized basis, over a similar term and in a similar economic environment, an amount equal to the lease payments.

Supplemental cash flow information related to leases consisted of the following (in thousands):

	For the three months ending March 31,
	2022	2021
Cash paid for operating lease liabilities	$30	$30

Supplemental balance sheet information related to leases consisted of the following:

2022
Weighted average remaining lease terms for operating leases	3.48

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the unaudited condensed balance sheet as of March 31, 2022 (in thousands):

Twelve-month period ended March 31,
2023	$125
2024	129
2025	129
2026	67
Total undiscounted cash flows	450
Less: Imputed interest	(33)
Present value of operating lease liabilities (a)	$417

(a)	Includes current portion of approximately $109,000 for operating leases.

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

Twelve-month period ended March 31,
2023	$26
2024	26
2025	26
2026	14
Total undiscounted cash flows	$92

NOTE 5—COMMITMENTS AND CONTINGENCIES

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

In addition to the above, the Company has approximately $417,000 in operating lease obligations payable through 2026 and approximately $49,000 in other contractual obligations. The Company also has approximately $1.9 million in open purchase order commitments payable through 2022.

NOTE 6—EQUITY

(a) General

At March 31, 2022 the Company had issued and outstanding 39,687,589 shares of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when, as and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company.

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

At March 31, 2022, 1,484,850 options were available for grant under the Amended and Restated 2006 Stock Incentive Plan and no options were available for grant under the 2006 Stock Option Plan for Non-Employee Directors. During the three months ended March 31, 2022, 30,000 options were issued to directors, 35,000 options were issued to the Company’s CEO and 30,770 options were issued to the Company’s vice president of sales. In the three months ended March 31, 2022, there were no grants to non-employees (other than the non-employee directors and CEO). The fair value of the options issued was approximately $38,000.

No options were exercised in the three months ended March 31, 2022. The intrinsic value of options outstanding and of options exercisable at March 31, 2022 was approximately $94,000 and $98,000, respectively.

The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2021	833,020	$0.39	4.7 years	$291,000
Granted	95,770	0.60
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2022	928,790	$0.41	4.7 years	$94,000
Exercisable at March 31, 2022	573,492	$0.34	4.0 years	$98,000

The fair value of the options granted of approximately $38,000 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	1.25%
Expected term of options	4.0 years
Expected annual volatility	93.9%
Expected dividend yield	—%

(c) Stock-based Compensation Expense

Stock-based compensation expense included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations was approximately $31,000 and $15,000 for the three-month periods ended March 31, 2022 and 2021, respectively.

The total compensation cost related to non-vested awards not yet recognized was approximately $65,000 as of March 31, 2022.

(d) Warrants

The Company previously issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2021	35,000	$0.13	14.5 months
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2022	35,000	$0.13	11.5 months

NOTE 7— SEGMENT REPORTING

As of March 31, 2022, the Company operates in two reportable operating segments, both of which are performed through the Company’s OmniMetrix subsidiary:

●	The Power Generation (“PG”) segment provides wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications.

●	The Cathodic Protection (“CP”) segment provides remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies.

The Company’s reportable segments are strategic business units, offering different products and services, and are managed separately as each business requires different technology and marketing strategies.

The following tables represent segmented data for the three-month periods ended March 31, 2022 and 2021 (in thousands):

	PG	CP	Total
Three months ended March 31, 2022:
Revenues from external customers	$1,445	$306	$1,751
Segment gross profit	1,073	185	1,258
Depreciation and amortization	17	3	20
Segment income (loss) before income taxes	$189	$(21)	$168

Three months ended March 31, 2021:
Revenues from external customers	$1,458	$247	$1,705
Segment gross profit	1,068	142	1,210
Depreciation and amortization	16	2	18
Segment income (loss) before income taxes	$276	$(13)	$263

The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between the segments. Further, the Chief Decision Maker does not review the assets by segment.

Reconciliation of Segment Net Income (Loss) to Consolidated Net (Loss) Income Before Income Taxes

	Three months ended March 31,
	2022	2021
Total net income before income taxes for reportable segments	$168	$263
Unallocated cost of corporate headquarters	(290)	(241)
Consolidated net (loss) income before income taxes	$(122)	$22

NOTE 8—REVENUE

The following table disaggregates the Company’s revenue for the three-month periods ended March 31, 2022 and 2021 (in thousands):

	Hardware	Monitoring	Total
Three months ended March 31, 2022:
PG Segment	$523	$922	$1,445
CP Segment	238	68	306
Total Revenue	$761	$990	$1,751

	Hardware	Monitoring	Total
Three months ended March 31, 2021:
PG Segment	$517	$941	$1,458
CP Segment	180	67	247
Total Revenue	$697	$1,008	$1,705

Deferred revenue activity for the three months ended March 31, 2022 can be seen in the table below (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2021	$3,268	$2,125	$5,393
Additions during the period	791	1,012	1,803
Recognized as revenue	(514)	(990)	(1,504)
Balance at March 31, 2022	$3,545	$2,147	$5,692

Amounts to be recognized as revenue in the twelve-month-period ending:
March 31, 2022	$1,810	$1,842	$3,652
March 31, 2023	1,251	299	1,550
March 31, 2024 and thereafter	484	6	490
	$3,545	$2,147	$5,692

Other revenue of approximately $247,000 is related to accessories, repairs, and other miscellaneous charges that are recognized to revenue when sold and are not deferred.

Deferred charges relate only to the sale of equipment. Deferred charges activity for the three months ended March 31, 2022 can be seen in the table below (in thousands):

Balance at December 31, 2021	$1,513
Additions, net of adjustments, during the period	377
Recognized as cost of sales	(242)
Balance at March 31, 2022	$1,648

Amounts to be recognized as cost of sales in the twelve-month-period ending:
March 31, 2022	$851
March 31, 2023	572	*
March 31, 2024 and thereafter	225	*
	$1,648

Other COGS recognized of approximately $174,000 is related to accessories, repairs, and other miscellaneous charges that are recognized to revenue when sold and are not deferred, in addition to approximately $77,000 in monitoring COGS which is not deferred.

*	Amounts included in other assets in the Company’s unaudited condensed consolidated balance sheets at March 31, 2022.

The following table provides a reconciliation of the Company’s sales commissions contract assets for the three-month period ended March 31, 2022 (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2021	$242	$53	$295
Additions during the period	57	11	68
Amortization of sales commissions	(35)	(6)	(41)
Balance at March 31, 2022	$264	$58	$322

The capitalized sales commissions are included in other current assets (approximately $152,000) and other assets (approximately $170,000) in the Company’s unaudited condensed consolidated balance sheets at March 31, 2022. The capitalized sales commissions are included in other current assets (approximately $138,000) and other assets (approximately $157,000) in the Company’s unaudited condensed consolidated balance sheets at December 31, 2021.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains “forward-looking statements” relating to the Company which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipate”, “intend”, “could”, “estimate” or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and the Company’s competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, or any of the other risks set out under the caption “Risk Factors” in the Company’s 10-K report for the year ended December 31, 2021 occur, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

	Three months ended March 31, 2022
	OmniMetrix	Acorn	Total
Revenue	$1,751	$—	$1,751
Cost of sales	493	—	493
Gross profit	1,258	—	1,258
Gross profit margin	72%		72%
R&D expenses	198	—	198
Selling, general and administrative expenses	892	290	1,182
Operating income (loss)	$168	$(290)	$(122)

	Three months ended March 31, 2021
	OmniMetrix	Acorn	Total
Revenue	$1,705	$—	$1,705
Cost of sales	495	—	495
Gross profit	1,210	—	1,210
Gross profit margin	71%		71%
R&D expenses	178	—	178
Selling, general and administrative expenses	765	241	1,006
Operating income (loss)	$267	$(241)	$26

BACKLOG

As of March 31, 2022, our backlog of work to be completed (primarily deferred revenue) at our OmniMetrix subsidiary totaled approximately $5.7 million.

RECENT DEVELOPMENTS

On January 1, 2022, 30,000 options in the aggregate were issued to directors with an exercise price of $0.63 and that vest in equal increments on January 1, 2022, April 1, 2022, July 1, 2022 and October 1, 2022, valued at approximately $12,100 in the aggregate.

On January 1, 2022, 35,000 options were issued to the CEO with an exercise price of $0.63 and that vest in equal increments on January 1, 2022, April 1, 2022, July 1, 2022 and October 1, 2022, valued at approximately $14,100.

On March 4, 2022, 30,770 options were issued to the vice president of sales with an exercise price of $0.55 and that vest in equal increments over three years on the anniversary date of the grant. These options are valued at approximately $11,400.

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

We entered into a new agreement effective May 1, 2020 for data hosting services, replacing an expiring agreement with the same vendor. The agreement had a twelve-month term. In January 2021, we elected to renew this agreement for an additional twelve months under the same terms, extending the agreement to April 30, 2022. We did not extend this agreement for an additional one-year term beyond the expiration of the previous term on April 30, 2022 and are currently under a month-to-month arrangement which we intend to terminate by the end of the second quarter of 2022. Under the applicable data hosting services agreements, we paid approximately $41,000 and $37,000 for the three-month periods ended March 31, 2022 and 2021, respectively.

On March 17, 2021, we entered into a master services agreement for the development of a new user interface for our customer data portal. The cost of this project is approximately $119,000 in design and development services ($14,000 was paid at the commencement of this project and three equal installments of approximately $23,000 were paid monthly starting in July 2021 with the fourth and final installment to be paid upon completion and launch of the new interface). This project is substantially completed and the launch of the new customer portal is expected in the second quarter of 2022.

The cost of this project is capitalized and amortization will begin once the new interface is completed and ready to deploy.

The master services agreement also covers the design, set-up and deployment of a new Microsoft Azure cloud infrastructure to host our OmniView data servers which will replace our existing Peak 10 datacenter hosting environment. The new infrastructure will provide a more modern, agile and cost-effective environment in which to grow our IoT connections and services. We invested approximately $166,000 in this initiative during the year ended December 31, 2021 and approximately $144,000 in the three months ended March 31, 2022. The new Microsoft Azure cloud infrastructure environment was completed and launched on May 1, 2022. The estimated additional investment subsequent to the end of the quarter and up to the launch date is approximately $70,000.

The cost of this project is capitalized and amortization over an estimated useful life of seven years began on May 1, 2022.

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

Each of our PG and CP activities represents a reportable segment. The following analysis should be read together with the segment and revenue information provided in Notes 7 and 8 to the interim unaudited condensed consolidated financial statements included in this quarterly report.

OmniMetrix

OmniMetrix is a Georgia limited liability company based in Buford, Georgia that develops and markets wireless remote monitoring and control systems and services for multiple markets in the Internet of Things (“IoT”) ecosystem: critical assets (including stand-by power generators, pumps, pumpjacks, light towers, turbines, compressors, and other industrial equipment) as well as cathodic protection for the pipeline industry (gas utilities and pipeline companies). Acorn owns 99% of OmniMetrix with 1% owned by the former CEO of OmniMetrix.

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

Results of Operations

The following table sets forth certain information with respect to the unaudited condensed consolidated results of operations of the Company for the three-month periods ended March 31, 2022 and March 31, 2021, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. For segment data, see Notes 7 and 8 to the unaudited condensed consolidated financial statements included in this quarterly report.

	Three months ended March 31,
	2022		2021		Change
	($,000)	% of revenues	($,000)	% of revenues	from 2021 to 2022
Revenue	$1,751	100%	$1,705	100%	3%
Cost of sales	493	28%	495	29%	* %
Gross profit	1,258	72%	1,210	71%	4%
R&D expenses	198	11%	178	10%	11%
SG&A expenses	1,182	68%	1,006	59%	17%
Operating (loss) income	(122)	(7)%	26	2%	(569)%
Finance expense, net	—	* %	(4)	* %	100%
(Loss) income before income taxes	(122)	(7)%	22	1%	(655)%
Income tax expense	—	—%	—	—%	—%
Net (loss) income	(122)	(7)%	22	1%	(655)%
Non-controlling interests share of net loss (income)	1	* %	(2)	* %	(150)%
Net (loss) income attributable to Acorn Energy, Inc.	$(123)	(7)%	$20	1%	(715)%

*result is less than 1%.

Revenue. Revenue increased by approximately $46,000, or 3%, from approximately $1,705,000 in the first quarter of 2021 to approximately $1,751,000 in the first quarter of 2022. OmniMetrix’s increased revenue during the quarter was primarily attributable to increased hardware and accessories sales, which increased approximately $64,000, or 9%, from approximately $697,000 in the first quarter of 2021 to approximately $761,000 in the first quarter of 2022. During the three months ended March 31, 2021, we recorded approximately $112,000 in revenue from the sale of custom TG Pro units that are designed to large customer specifications and monitored by the customer and thus the revenue was not deferred. We did not have any custom unit orders in the three months ended March 31, 2022. The hardware revenue during the three months ended March 31, 2021, excluding the revenue from the sale of the custom units, was approximately $585,000; thus, the increase in hardware revenue excluding the custom units was approximately 30%. This increase was due to an increase in the number of TG-2 and Hero-2 units sold during the first quarter of 2022. Monitoring revenue decreased by approximately $18,000, or 2%, from approximately $1,008,000 in the first quarter of 2021 to approximately $990,000 in the first quarter of 2022. The decrease in monitoring revenue was due to the impact of the connections that dropped off as a result of the sunsetting 3G technology.

As discussed above, OmniMetrix has two reportable segments, PG and CP. Approximately $1,445,000 of $1,751,000 in revenue recognized in the three months ended March 31, 2022, was generated by PG activities and approximately $306,000 was generated by CP activities. This represents a decrease in revenue from PG activities of approximately $13,000, or 1%, from approximately $1,458,000 in the three months ended March 31, 2021, and an increase in revenue from CP activities of approximately $59,000, or 24%, from approximately $247,000 in the three months ended March 31, 2021. As noted above, the decrease in PG revenue was due to approximately $112,000 in revenue from the sale of custom designed units in the first quarter of 2021 that did not recur in the first quarter of 2022, in addition to the impact of the PG connections that dropped off in the first quarter of 2022 as a result of sunsetting 3G technology.

Gross Profit. Gross profit during the three months ended March 31, 2022 was approximately $1,258,000, reflecting a gross margin of 72% on revenue, compared with a gross profit during the three months ended March 31, 2021 of $1,210,000, reflecting a gross margin of 72%. Due to the increase in manufacturing component costs as a result of supply chain constraints, gross margin on hardware revenue for the three months ended March 31, 2022 was 45% compared to 49% for the three months ended March 31, 2021. This was offset by an increase in the gross margin on monitoring revenue which was 92% for the three months ended March 31, 2022 compared to 86% during the three months ended March 31, 2021.

R&D expense. During the three months ended March 31, 2022 and 2021, R&D expense was $198,000 and $178,000, respectively. The increase in R&D expense in the three months ended March 31, 2022 of approximately $20,000 is related to salary increases of our engineering team effective September 1, 2021, the continued development of next-generation PG and CP products, and exploration into new possible product lines. We expect a moderate increase in R&D expense for the remainder of 2022 as we continue to work on certain initiatives to redesign products and expand product lines to increase the level of innovation.

Selling, general and administrative expense. SG&A expense in the first three months of 2022 reflected an increase of approximately $176,000, or 17%, as compared to the first three months of 2021. OmniMetrix’s SG&A expense increased approximately $127,000, or 17%, from approximately $765,000 in the first three months of 2021 to approximately $892,000 in the first three months of 2022. This increase was primarily due to an increase of approximately (i) $73,000 in personnel expenses, (ii) $26,000 in travel and trade show expenses, (iii) $15,000 in technology consulting fees, and (iv) $13,000 in amortization of sales commissions. Corporate SG&A expense increased approximately $49,000, or 20%, from approximately $241,000 in the first three months of 2021 to approximately $290,000 in the first three months of 2022. This increase was due to an increase of approximately (i) $26,000 in audit fees, (ii) $14,000 in stock compensation expense and (iii) $9,000 in other public company expenses.

Net income (loss) attributable to Acorn Energy. We recognized a net loss attributable to Acorn shareholders of approximately $123,000 in the first three months of 2022 compared to net income attributable to Acorn shareholders of approximately $20,000 in the first three months of 2021. Our loss in the three months ended March 31, 2022 is comprised of net income at OmniMetrix of approximately $168,000, less corporate expense of approximately $290,000, offset by approximately $1,000 representing the non-controlling interest share of our income in OmniMetrix. Our net income during the three months ended March 31, 2021 is comprised of net income at OmniMetrix of approximately $263,000 less corporate expenses of approximately $241,000 offset by approximately $2,000 representing the non-controlling interest share of our income from OmniMetrix.

Liquidity and Capital Resources

At March 31, 2022, we had a negative working capital of approximately $202,000. Our working capital includes approximately $1,784,000 of cash and deferred revenue of approximately $3,652,000. Such deferred revenue does not require significant cash outlay for the revenue to be recognized.

During the three months ended March 31, 2022, our OmniMetrix subsidiary provided approximately $511,000 from its operations, while our corporate headquarters used approximately $290,000 during the same period.

During the three months ended March 31, 2022, we invested approximately $157,000 in technology including user-interface development and design of a cloud server environment as well as investments in new hardware and software upgrades. In addition, we had other capital expenditures of approximately $2,000 related to minor leasehold improvements.

Other Liquidity Matters

OmniMetrix owes Acorn approximately $4,054,000 for loans, accrued interest and expenses advanced to it by Acorn. OmniMetrix made repayments to Acorn of $275,000 in the first quarter of 2022 offset by interest, dividends and other advances of approximately $113,000 in the aggregate.

As of May 11, 2022, we had cash of approximately $1,335,000. We believe that such cash, plus the cash generated from operations, will provide sufficient liquidity to finance the operating activities of Acorn and OmniMetrix at their current level of operations for the foreseeable future and for the twelve months from the issuance of these unaudited condensed consolidated financial statements in particular. We may, at some point, elect to obtain a new line of credit or other source of financing to fund additional investments in the business.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of March 31, 2022.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Twelve Month Periods Ending March 31, (in thousands)
	Total	2023	2024-2025	2026-2027	2028 and thereafter
Software agreements	$28	$28	$—	$—	$—
Operating leases	450	125	259	66	—
Contractual services	28	20	8	—	—
Total contractual cash obligations	$506	$173	$267	$66	$—

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and trade accounts receivable. Our cash was deposited with a U.S. bank and amounted to approximately $1,784,000 at March 31, 2022. We do not believe there is significant risk of non-performance by these counterparties. For the three months ended March 31, 2022, we did not have any customers that represented more than 10% of the total invoiced sales. For the three months ended March 31, 2021, one customer represented approximately 11% of total invoiced sales. Approximately 10% of the accounts receivable at March 31, 2022 was due from one customer who pays its receivables over usual credit periods. As of May 11, 2022, we have collected the full outstanding amount of approximately $84,000 due from this customer as of March 31, 2022. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising our customer base.

Fair Value of Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values due to the short maturity of such investments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses noted in our Annual Report on Form 10-K for the year ended December 31, 2021, to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As noted in our Annual Report on Form 10-K for the year ended December 31, 2021, we employ a decentralized internal control methodology, coupled with management’s oversight, whereby our OmniMetrix subsidiary is responsible for mitigating its risks to financial reporting by implementing and maintaining effective control policies and procedures and subsequently translating that respective risk mitigation up and through to the parent level and to our external financial statements. In addition, as our operating subsidiary is not large enough to effectively mitigate certain risks by segregating incompatible duties, management must employ compensating mechanisms throughout our company in a manner that is feasible within the constraints in which it operates.

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

PART II

ITEM 6.	EXHIBITS.

10.1*	Consulting Agreement, dated as of January 1, 2022, by and between Acorn Energy, Inc. and Jan H. Loeb (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021).

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-Q for the quarter ended March 31, 2022, filed on May 13, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: May 13, 2022

	By:	/s/ TRACY S. CLIFFORD
Tracy S. Clifford
Chief Financial Officer

