Form 10-Q
period 2022-06-30
ACORN ENERGY, INC.
filed 2022-08-12
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2022
Common Stock, $0.01 par value per share	39,687,589

ACORN ENERGY, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended June 30, 2022

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

PART I

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of June 30, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash	$1,259	$1,722
Accounts receivable, net	584	876
Inventory, net	915	617
Deferred cost of goods sold	858	799
Other current assets	221	229
Total current assets	3,837	4,243
Property and equipment, net	687	517
Right-of-use assets, net	349	399
Deferred cost of goods sold	772	714
Other assets	178	169
Total assets	$5,823	$6,042
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$340	$457
Accrued expenses	156	164
Deferred revenue	3,642	3,541
Current operating lease liabilities	111	107
Other current liabilities	43	34
Total current liabilities	4,292	4,303
Long-term liabilities:
Deferred revenue	1,993	1,852
Long-term operating lease liabilities	279	336
Other long-term liabilities	14	12
Total long-term liabilities	2,286	2,200
Commitments and contingencies (Note 5)
Deficit:
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share: Authorized – 42,000,000 shares; Issued – 39,687,589 shares at June 30, 2022 and December 31, 2021	397	397
Additional paid-in capital	102,857	102,804
Accumulated deficit	(100,980)	(100,634)
Treasury stock, at cost – 801,920 shares at June 30, 2022 and December 31, 2021	(3,036)	(3,036)
Total Acorn Energy, Inc. shareholders’ deficit	(762)	(469)
Non-controlling interest	7	8
Total deficit	(755)	(461)
Total liabilities and deficit	$5,823	$6,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Six months ended June 30,		Three months ended June 30,
	2022	2021	2022	2021

Revenue	$3,372	$3,316	$1,621	$1,611
Cost of sales	868	884	375	389
Gross profit	2,504	2,432	1,246	1,222
Operating expenses:
Research and development expense	410	353	212	175
Selling, general and administrative expense	2,387	2,048	1,205	1,042
Impairment of software	51	—	51	—
Total operating expenses	2,848	2,401	1,468	1,217
Operating (loss) income	(344)	31	(222)	5
Finance expense, net	(1)	(5)	(1)	(1)
(Loss) income before income taxes	(345)	26	(223)	4
Income tax expense	—	—	—	—
Net (loss) income	(345)	26	(223)	4
Non-controlling interest share of net income	(1)	(4)	*	(2)
Net (loss) income attributable to Acorn Energy, Inc. shareholders	$(346)	$22	$(223)	$2

Basic and diluted net (loss) income per share attributable to Acorn Energy, Inc. shareholders:	$(0.01)	$0.00	$(0.01)	$0.00
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic and diluted
Basic	39,688	39,688	39,688	39,688
Diluted	39,688	39,914	39,688	39,936

*	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT (UNAUDITED)

(IN THOUSANDS)

	Three and Six Months Ended June 30, 2022
	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Shareholders’ Deficit	Non- controlling interests	Total Deficit
Balances as of December 31, 2021	39,688	$397	$102,804	$(100,634)	802	$(3,036)	$(469)	$8	$(461)
Net loss	—	—	—	(123)	—	—	(123)	1	(122)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock option compensation	—	—	31	—	—	—	31	—	31
Balances as of March 31, 2022	39,688	$397	$102,835	$(100,757)	802	$(3,036)	$(561)	$8	$(553)
Net loss	—	—	—	(223)	—	—	(223)	*	(223)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock option compensation	—	—	22	—	—	—	22	—	22
Balances as of June 30, 2022	39,688	$397	$102,857	$(100,980)	802	$(3,036)	$(762)	$7	$(755)

	Three and Six Months Ended June 30, 2021
	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Shareholders’ Deficit	Non-controlling interests	Total Deficit
Balances as of December 31, 2020	39,688	$397	$102,729	$(100,613)	802	$(3,036)	$(523)	$4	$(519)
Net income	—	—	—	20	—	—	20	2	22
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock option compensation	—	—	15	—	—	—	15	—	15
Balances as of March 31, 2021	39,688	$397	$102,744	$(100,593)	802	$(3,036)	$(488)	$5	$(483)
Net income	—	—	—	2	—	—	2	2	4
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock option compensation	—	—	21	—	—	—	21	—	21
Balances as of June 30, 2021	39,688	$397	$102,765	$(100,591)	802	$(3,036)	$(465)	$6	$(459)

*	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Six months ended June 30,
	2022	2021
Cash flows (used in) provided by operating activities:
Net (loss) income	$(345)	$26
Depreciation and amortization	48	37
Impairment of software	51	—
Non-cash lease expense	59	59
Stock-based compensation	53	36
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	292	(98)
Increase in inventory	(298)	(127)
Increase in deferred cost of goods sold	(117)	(33)
Increase in other current assets and other assets	(1)	(18)
Decrease in accounts payable and accrued expenses	(125)	(95)
Increase in deferred revenue	242	165
Decrease in operating lease liability	(62)	(60)
Increase in other current liabilities and non-current liabilities	9	1
Net cash (used in) provided by operating activities	(194)	83

Cash flows used in investing activities:
Investments in technology	(266)	(42)
Other capital investments	(3)	—
Net cash used in investing activities	(269)	(42)

Cash flows used in financing activities:
Short-term credit, net	—	(149)
Net cash used in financing activities	—	(149)

Net decrease in cash	(463)	(108)
Cash at the beginning of the year	1,722	2,063
Cash at the end of the period	$1,259	$1,955

Supplemental cash flow information:
Cash paid during the year for:
Interest	$1	$4

Non-cash investing and financing activities:
Accrued preferred dividends to former Acorn director and/or former OmniMetrix CEO	$2	$2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

NOTE 1— BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. and its subsidiaries, OmniMetrix, LLC and OMX Holdings, Inc. (collectively, “Acorn” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six- and three-month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. All dollar amounts are rounded to the nearest thousand and, thus, are approximate.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 31, 2022.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company’s cash was deposited with a U.S. bank and amounted to $1,259,000 at June 30, 2022. The Company does not believe there is significant risk of non-performance by these counterparties. For the three- and six-month periods ended June 30, 2022, there were no customers that represented greater than 10% of the Company’s total invoiced sales or of our accounts receivable at June 30, 2022. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base.

Basic and Diluted Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing the net (loss) income attributable to Acorn Energy, Inc. by the weighted average number of shares outstanding during the year, excluding treasury stock. Diluted net (loss) income per share is computed by dividing the net (loss) income by the weighted average number of shares outstanding plus the dilutive potential of common shares which would result from the exercise of stock options and warrants. The dilutive effects of stock options and warrants are excluded from the computation of diluted net (loss) income per share if doing so would be antidilutive. For both the six- and three-month periods ending June 30, 2022, the number of options that were excluded from the computation of diluted net loss, as they had an antidilutive effect, was 979,000 (which have a weighted average exercise price of $0.41) and the number of warrants that were excluded from the computation of diluted net loss, as they had an antidilutive effect, was 35,000 (which had a weighted average exercise price of $0.13). For the six- and three-month periods ending June 30, 2021, respectively, the number of options that were excluded from the computation of diluted net income per share, as they had an antidilutive effect, was 286,000 (which had a weighted average exercise price of $0.79) and 321,000 (which had a weighted average exercise price of $0.76); there were no antidilutive warrants.

The following data represents the amounts used in computing EPS and the effect on net income (loss) and the weighted average number of shares of dilutive potential common stock (in thousands):

	Six months ended June 30,		Three months ended June 30,
	2022	2021	2022	2021
Net (loss) income available to common stockholders	$(346)	$22	$(223)	$2

Weighted average share outstanding:
Basic	39,688	39,688	39,688	39,688
Add: Warrants	—	27	—	27
Add: Stock options	—	199	—	221
Diluted	39,688	39,914	39,688	39,936

Basic and diluted net (loss) income per share	$(0.01)	$0.00	$(0.01)	$0.00

Recently Issued Accounting Principles

Other than the pronouncement noted below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six- and three-month periods ended June 30, 2022, that are of material significance, or have potential material significance, to the Company.

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

NOTE 3—LIQUIDITY

At June 30, 2022, the Company had negative working capital of $455,000. The Company’s working capital includes $1,259,000 of cash and deferred revenue of $3,642,000. Such deferred revenue does not require significant cash outlay for the revenue to be recognized. Net cash decreased during the six months ended June 30, 2022 by $463,000, of which $194,000 was used in operating activities and $269,000 was used in investing activities

During the first six months of 2022, the Company’s OmniMetrix, LLC subsidiary provided $371,000 from operations while the Company’s corporate headquarters used $565,000 during the same period.

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

As of August 9, 2022, the Company had cash of $1,143,000. The Company believes that such cash, plus the cash generated from operations, will provide sufficient liquidity to finance the operating activities of Acorn and OmniMetrix at their current level of operations for the foreseeable future and for the twelve months from the issuance of these unaudited condensed consolidated financial statements in particular. The Company may, at some point, elect to obtain a new line of credit or other source of financing to fund additional investments in the business.

NOTE 4—LEASES

OmniMetrix leases office space and office equipment under operating lease agreements. The office lease has an expiration date of September 30, 2025. The office equipment lease was entered into in April 2019 and has a sixty-month term. Operating lease payments for the six months ended June 30, 2022 and 2021 were $62,000 and $60,000, respectively. Operating lease payments for the three months ended June 30, 2022 and 2021 were $32,000 and $30,000, respectively. The future minimum lease payments on non-cancellable operating leases as of June 30, 2022 using a discount rate of 4.5% are $390,000. The 4.5% discount rate used is the incremental borrowing rate which, as defined in ASC 842, is the rate of interest that a lessee would have to pay to borrow, on a collateralized basis, over a similar term and in a similar economic environment, an amount equal to the lease payments.

Supplemental cash flow information related to leases consisted of the following (in thousands):

	June 30,
	2022	2021
Cash paid for operating lease liabilities	$62	$60

Supplemental balance sheet information related to leases consisted of the following:

2022
Weighted average remaining lease terms for operating leases	3.23 years

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms of more than one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of June 30, 2022 (in thousands):

Twelve-month period ended June 30,
2023	$126
2024	129
2025	131
2026	33
Total undiscounted cash flows	419
Less: Imputed interest	(29)
Present value of operating lease liabilities (a)	$390

(a)	Includes current portion of $111,000 for operating leases.

On July 6, 2021, the Company entered into an agreement with King Industrial Realty, Inc., to sublease from the Company 1,900 square feet of office space of the Company’s 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia for a monthly sublease payment of $2,375 which includes the base rent plus a pro-rata share of utilities, property taxes and insurance. Fifty percent of any excess rent received above the per square foot amount that the Company pays will be remitted to the Company’s landlord less the allocation of any shared expenses and leasehold improvements specific to the sublease. The Company invested $7,000 on leasehold improvements related to the sublease. Due to the offset of the capital expenditures, the Company has not had any net rent due to its landlord to date related to the sublease. The estimated amount the Company expects to remit to the landlord subsequent to the first twelve months is $6,700 per year. The sublease commenced on October 1, 2021 and will run through September 30, 2025 which is the end of the Company’s lease term with its landlord.

Twelve-month period ended June 30,
2023	$26
2024	26
2025	26
2026	7
Total undiscounted cash flows	$85

NOTE 5—COMMITMENTS AND CONTINGENCIES

On August 19, 2019, OmniMetrix entered into an agreement with a software development partner to create and license to OmniMetrix a new software platform and application. Pursuant to this agreement, OmniMetrix paid this partner equal monthly payments over the first seven months of the term of the agreement equal to $200,000 in the aggregate. OmniMetrix will also pay the partner (i) a per-sensor monitoring fee for each sensor connected to the developed technology, or (ii) a percentage of any revenue received above a specified amount per sensor monitored per month in gas applications only. Commencing on January 1, 2021, OmniMetrix paid the partner a quarterly licensing fee of $12,500 which was renegotiated to $4,450 effective October 1, 2021. The annual licensing fee moving forward will be $17,800, which will be paid in quarterly increments of $4,450. The per-sensor monitoring fees have not yet commenced. The initial term of this agreement ends on August 19, 2022 and would have automatically renewed for one-year periods but OmniMetrix delivered a written notice of termination to the other party sixty days prior to the end of the respective term. OmniMetrix is currently working with the software development partner to negotiate more favorable terms.

In addition to the above, the Company has $419,000 in operating lease obligations payable through 2026 and $28,000 in other contractual obligations. The Company also has $920,000 in open purchase order commitments payable through 2022.

NOTE 6—EQUITY

(a) General

At June 30, 2022 the Company had issued and outstanding 39,687,589 shares of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company.

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

At June 30, 2022, 1,434,850 options were available for grant under the Amended and Restated 2006 Stock Incentive Plan and no options were available for grant under the 2006 Stock Option Plan for Non-Employee Directors. During the three months ended June 30, 2022, 50,000 options were issued to the Company’s CFO. During the six months ended June 30, 2022, 30,000 options were issued to directors, 35,000 options were issued to the Company’s CEO, 50,000 options were issued to the Company’s CFO and 30,770 options were issued to other employees. In the six and three months ended June 30, 2022, there were no grants to non-employees (other than the directors, CEO and CFO).

No options were exercised in the six and three months ended June 30, 2022. The intrinsic value of options outstanding and of options exercisable at June 30, 2022 was $126,000 and $114,000, respectively. The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2021	833,020	$0.39	4.7 years	$291,000
Granted	145,770	0.55
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2022	978,790	$0.41	4.6 years	$126,000
Exercisable at June 30, 2022	737,579	$0.38	4.1 years	$114,000

The fair value of the options granted of $54,000 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	1.8%
Expected term of options	3.9 years
Expected annual volatility	93.6%
Expected dividend yield	—%

(c) Stock-based Compensation Expense

Stock-based compensation expense included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations was $53,000 and $36,000 for the six-month periods ended June 30, 2022 and 2021, respectively and $22,000 and $21,000 for the three-month periods ended June 30, 2022 and 2021, respectively.

The total compensation cost related to non-vested awards not yet recognized was $59,000 as of June 30, 2022.

(d) Warrants

The Company previously issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2021	35,000	$0.13	14.5 months
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2022	35,000	$0.13	8.5 months

NOTE 7— SEGMENT REPORTING

As of June 30, 2022, the Company operates in two reportable operating segments, both of which are performed through the Company’s OmniMetrix subsidiary:

●	The PG (Power Generation) (“PG”) segment provides wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications. The PG segment includes OmniMetrix’s monitoring device for industrial air compressors and dryers, and a line of annunciators.

●	The CP (Cathodic Protection) (“CP”) segment provides remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies.

The Company’s reportable segments are strategic business units, offering different products and services, and are managed separately as each business requires different technology and marketing strategies.

The following tables represent segmented data for the six-month and three-month periods ended June 30, 2022 and 2021 (in thousands):

	PG	CP	Total
Six months ended June 30, 2022:
Revenues from external customers	$2,825	$547	$3,372
Segment gross profit	2,164	340	2,504
Depreciation and amortization	41	8	49
Segment income (loss) before income taxes*	$262	$(45)	$217

Six months ended June 30, 2021:
Revenues from external customers	$2,837	$479	$3,316
Segment gross profit	2,150	282	2,432
Depreciation and amortization	32	5	37
Segment income (loss) before income taxes	$510	$(17)	$493

Three months ended June 30, 2022:
Revenues from external customers	$1,380	$241	$1,621
Segment gross profit	1,091	155	1,246
Depreciation and amortization	24	5	29
Segment income (loss) before income taxes*	$73	$(24)	$49

Three months ended June 30, 2021:
Revenues from external customers	$1,379	$232	$1,611
Segment gross profit	1,082	140	1,222
Depreciation and amortization	19	3	22
Segment income (loss) before income taxes	$234	$(4)	$230

*	The software impairment of $51,000 is not related to a specific segment and, thus, is not included in the “Segment income (loss) before income taxes” for the six and three months ended June 30, 2022.

The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between the segments. Further, the Chief Decision Maker does not review the assets by segment.

Reconciliation of Segment (Loss) Income to Consolidated Net (Loss) Income Before Income Taxes

	Six months ended June 30,		Three months ended June 30,
	2022	2021	2022	2021
Total net income before income taxes for reportable segments*	$217	$493	$49	$230
Unallocated cost of corporate headquarters	(510)	(467)	(220)	(226)
Consolidated net (loss) income before income taxes	$(293)	$26	$(171)	$4

*	The software impairment of $51,000 is not related to a specific segment and, thus, is not included in the “Total net income before income taxes for reportable segments” for the six and three months ended June 30, 2022.

NOTE 8—REVENUE

The following table disaggregates the Company’s revenue for the six-month and three-month periods ended June 30, 2022 and 2021 (in thousands):

	Hardware	Monitoring	Total
Six months ended June 30, 2022:
PG Segment	$1,002	$1,823	$2,825
CP Segment	414	133	547
Total Revenue	$1,416	$1,956	$3,372

	Hardware	Monitoring	Total
Six months ended June 30, 2021:
PG Segment	$942	$1,895	$2,837
CP Segment	349	130	479
Total Revenue	$1,291	$2,025	$3,316

	Hardware	Monitoring	Total
Three months ended June 30, 2022:
PG Segment	$479	$901	$1,380
CP Segment	176	65	241
Total Revenue	$655	$966	$1,621

	Hardware	Monitoring	Total
Three months ended June 30, 2021:
PG Segment	$425	$954	$1,379
CP Segment	169	63	232
Total Revenue	$594	$1,017	$1,611

Deferred revenue activity for the six months ended June 30, 2022 can be seen in the table below (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2021	$3,268	$2,125	$5,393
Additions during the period	1,282	1,943	3,225
Recognized as revenue	(1,027)	(1,956)	(2,983)
Balance at June 30, 2022	$3,523	$2,112	$5,635

Amounts to be recognized as revenue in the twelve-month-period ending:
June 30, 2023	$1,839	$1,803	$3,642
June 30, 2024	1,270	304	1,574
June 30, 2025 and thereafter	414	5	419
	$3,523	$2,112	$5,635

Other revenue of $389,000, is related to accessories, repairs, and other miscellaneous charges that are recognized to revenue when sold and are not deferred.

Deferred charges relate only to the sale of equipment. Deferred charges activity for the six months ended June 30, 2022 can be seen in the table below (in thousands):

Balance at December 31, 2021	$1,513
Additions, net of adjustments, during the period	601
Recognized as cost of sales	(484)
Balance at June 30, 2022	$1,630

Amounts to be recognized as cost of sales in the twelve-month-period ending:
June 30, 2023	$858
June 30, 2024	581	*
June 30, 2025 and thereafter	191	*
	$1,630

Other cost of goods sold (COGS) recognized of $227,000 is related to accessories, repairs, and other miscellaneous charges that are recognized to revenue when sold and are not deferred, in addition to $157,000 in monitoring COGS which is not deferred.

The following table provides a reconciliation of the Company’s sales commissions contract assets for the six-month period ended June 30, 2022 (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2021	$242	$53	$295
Additions during the period	94	20	114
Amortization of sales commissions	(71)	(13)	(84)
Balance at June 30, 2022	$265	$60	$325

The capitalized sales commissions are included in other current assets ($159,000) and other assets ($166,000) in the Company’s unaudited condensed consolidated balance sheets as of June 30, 2022. The capitalized sales commissions are included in other current assets ($138,000) and other assets ($157,000) in the Company’s consolidated balance sheets as of December 31, 2021.

NOTE 9—RELATED PARTY BALANCES AND TRANSACTIONS

Officer and Director Fees

The Company recorded fees to officers of $261,000 and $256,000 for the six months ended June 30, 2022 and 2021, respectively, and $131,000 and $129,000 for the three months ended June 30, 2022 and 2021, respectively, which is included in selling, general and administrative expenses.

The Company recorded fees to directors of $30,000 for the six months ended June 30, 2022 and 2021, and $15,000 for the three months ended June 30, 2022 and 2021, which is included in selling, general and administrative expenses.

Intercompany

The related party balance due to Acorn from OmniMetrix for amounts loaned, accrued interest and expenses paid by Acorn on OmniMetrix’s behalf was $3,661,000 as of June 30, 2022 as compared to $4,217,000 as of December 31, 2021. This balance is eliminated in consolidation. During the six months ended June 30, 2022, the intercompany amount due to Acorn from OmniMetrix decreased by $556,000. This included repayments of $780,000 offset by interest of $89,000, dividends of $38,000 due to Acorn and $97,000 in shared expenses paid by Acorn. During the six months ended June 30, 2021, the intercompany amount due to Acorn from OmniMetrix decreased by $157,000. This included repayments of $345,000 offset by interest of $104,000, dividends of $38,000 due to Acorn and $46,000 in shared expenses paid by Acorn.

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

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

All dollar amounts in the discussion below are rounded to the nearest thousand and, thus, are approximate.

FINANCIAL RESULTS BY COMPANY

The following table shows, for the periods indicated, the financial results (dollar amounts in thousands) attributable to each of our consolidated companies. In the tables and discussion below, research and development expense is referred to as “R&D expense,” and selling, general and administrative expense is referred to as “SG&A expense.”

	Six months ended June 30, 2022
	OmniMetrix	Acorn	Total
Revenue	$3,372	$—	$3,372
Cost of sales	868	—	868
Gross profit	2,504	—	2,504
Gross profit margin	74%		74%
R&D expense	410	—	410
SG&A expense	1,877	510	2,387
Impairment of software	51	—	51
Operating income (loss)	$166	$(510)	$(344)

	Six months ended June 30, 2021
	OmniMetrix	Acorn	Total
Revenue	$3,316	$—	$3,316
Cost of sales	884	—	884
Gross profit	2,432	—	2,432
Gross profit margin	73%		73%
R&D expense	353	—	353
SG&A expense	1,581	467	2,048
Operating income (loss)	$498	$(467)	$31

	Three months ended June 30, 2022
	OmniMetrix	Acorn	Total
Revenue	$1,621	$—	$1,621
Cost of Sales	375	—	375
Gross profit	1,246	—	1,246
Gross profit margin	77%		77%
R&D expense	212	—	212
SG&A expense	985	220	1,205
Impairment of software	51	—	51
Operating loss	$(2)	$(220)	$(222)

	Three months ended June 30, 2021
	OmniMetrix	Acorn	Total
Revenue	$1,611	$—	$1,611
Cost of Sales	389	—	389
Gross profit	1,222	—	1,222
Gross profit margin	76%		76%
R&D expense	175	—	175
SG&A expense	816	226	1,042
Operating income (loss)	$231	$(226)	$5

BACKLOG

As of June 30, 2022, our backlog of work to be completed (primarily deferred revenue) at our OmniMetrix subsidiary totaled $5,635,000.

RECENT DEVELOPMENTS

On January 1, 2022, 30,000 options in the aggregate were issued to directors with an exercise price of $0.63 and that vest in equal increments on January 1, 2022, April 1, 2022, July 1, 2022 and October 1, 2022, valued at $12,100 in the aggregate.

On January 1, 2022, 35,000 options were issued to the CEO with an exercise price of $0.63 and that vest in equal increments on January 1, 2022, April 1, 2022, July 1, 2022 and October 1, 2022, valued at $14,100.

On March 4, 2022, 30,770 options were issued to the Vice President of Sales with an exercise price of $0.55 and that vest in equal increments over three years on the anniversary date of the grant. These options are valued at $11,400.

On June 1, 2022, 50,000 options were issued to the CFO with an exercise price of $0.44 and that vest in equal increments on June 1, 2022, September 1, 2022, December 1, 2022 and March 1, 2023, valued at $16,000.

During June 2022, we conducted an evaluation of the status of an ERP software customization project that had been initiated in July 2019 and was ongoing. As a result of this evaluation, we elected to terminate this project effective June 30, 2022 and recorded an impairment against the capitalized investment in this project of $51,000.

In July 2022, we announced a partnership between OmniMetrix, CPower Energy Management (“CPower”), and Power Solutions Specialists TX (“PSS”) designed to help homeowners that install next-generation standby generators to earn compensation for offering grid relief, known as “demand response,” to the Electric Reliability Council of Texas (“ERCOT”). CPower’s demand response solutions, combined with OmniMetrix’s remote control capabilities, allow the shifting of electricity production to PSS’s best-in-class residential standby generators for a few hours each year when the grid is stressed or ERCOT energy pricing is high, without the homeowner needing to take any action. Homeowners are compensated for signing up and possibly supplying grid offload by running their generators for up to 12 hours per year. We do not expect this partnership to begin generating revenue until 2023.

On August 19, 2019, we entered into an agreement with a software development partner to create and license to us a new software platform and application. Pursuant to this agreement, we paid this partner equal monthly payments over the first seven months of the term of the agreement equal to $200,000 in the aggregate. We will also pay the partner (i) a per-sensor monitoring fee for each sensor connected to the developed technology, or (ii) a percentage of any revenue received above a specified amount per sensor monitored per month, in gas applications only. Commencing on January 1, 2021, we paid the partner a quarterly licensing fee of $12,500 which was renegotiated to $4,450 effective October 1, 2021. The annual licensing fee moving forward will be $17,800, which will be paid in quarterly increments of $4,450. The per-sensor monitoring fees have not yet commenced. The initial term of this agreement ends on August 19, 2022 and would have automatically renewed for one-year periods but we delivered a written notice of termination to the other party sixty days prior to the end of the respective term. We are currently working with the software development partner to negotiate more favorable terms.

We entered into a new agreement effective May 1, 2020 for data hosting services, replacing an expiring agreement with the same vendor. The agreement had a twelve-month term. In January 2021, we elected to renew this agreement for an additional twelve months under the same terms, extending the agreement to April 30, 2022. We did not extend this agreement for an additional one-year term beyond the expiration of the previous term on April 30, 2022 and are currently under a month-to-month arrangement which we intend to terminate by the end of the third quarter of 2022. Under the applicable data hosting services agreements, we paid $38,000 and $42,000 for the three-month periods ended June 30, 2022 and 2021, respectively, and $80,000 and $79,000 for the six-month periods ended June 30, 2022 and 2021, respectively.

On March 17, 2021, we entered into a master services agreement for the development of a new user interface for our customer data portal. The cost of this project is $119,000 in design and development services ($14,000 was paid at the commencement of this project and three equal installments of $23,000 were paid monthly starting in July 2021 with the fourth and final installment to be paid upon completion and launch of the new interface). This project is substantially completed and the launch of the new customer portal is expected to occur by the end of 2022. The cost of this project is capitalized, and amortization will begin once the new interface is completed and ready to deploy.

The master services agreement also covers the design, set-up and deployment of a new Microsoft Azure cloud infrastructure to host our OmniView data servers which replaces our existing Peak 10 datacenter hosting environment. The new infrastructure provides a more modern, agile and cost-effective environment in which to grow our IoT connections and services. We invested $166,000 in this initiative during the year ended December 31, 2021 and $260,000 in the six months ended June 30, 2022, of which $116,000 was invested in the three months ended June 30, 2022. The new Microsoft Azure cloud infrastructure environment was completed and launched on May 1, 2022. The cost of this project is capitalized, and amortization over an estimated useful life of seven years began on May 1, 2022.

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

Each of our PG and CP activities represents a reportable segment. The following analysis should be read together with the segment and revenue information provided in Notes 7 and 8 to the unaudited condensed consolidated financial statements included in this quarterly report.

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

Following the emergence of machine-to-machine (M2M) and IoT applications, whereby companies aggregate multiple sensors and monitors into a simplified dashboard for customers, OmniMetrix believes it plays a key role in this new economic ecosystem. In addition, OmniMetrix sees a rapidly growing need for backup power infrastructure to secure critical military, government, and private sector assets against emergency events including terrorist attacks, natural disasters, cybersecurity threats, and other issues related to the reliability of the electric power grid. As residential and industrial standby generators, turbines, compressors, pumps, pumpjacks, light towers and other industrial equipment are part of the critical infrastructure increasingly becoming monitored in IoT applications, and given that OmniMetrix monitors all major brands of critical equipment, OmniMetrix believes it is well-positioned as a competitive participant in this market.

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

Results of Operations

The following table sets forth certain information with respect to the unaudited condensed consolidated results of operations of the Company for the six-month periods ended June 30, 2022 and 2021, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. For segment data, see Notes 7 and 8 to the unaudited condensed consolidated financial statements included in this quarterly report. The fluctuation discussion that follows the tables contain dollar amounts that are rounded to the nearest thousand, thus, they are approximate.

	Six months ended June 30,
	2022		2021		Change
	($,000)	% of revenues	($,000)	% of revenues	from 2021 to 2022
Revenue	$3,372	100%	$3,316	100%	2%
Cost of sales	868	26%	884	27%	(2)%
Gross profit	2,504	74%	2,432	73%	3%
R&D expense	410	12%	353	11%	16%
SG&A expense	2,387	71%	2,048	62%	17%
Impairment of software	51	2%	—	—%	100%
Operating (loss) income	(344)	(10)%	31	1%	(1210)%
Finance expense, net	(1)	* %	(5)	* %	(80)%
(Loss) income before income taxes	(345)	(10)%	26	1%	(1,427)%
Income tax expense	—	—	—	—%	—
Net (loss) income	(345)	(10)%	26	1%	(1,427)%
Non-controlling interest share of net income	(1)	* %	(4)	* %	(125)%
Net (loss) income attributable to Acorn Energy, Inc.	$(346)	(10)%	$22	1%	(1,673)%

*result is less than 1%.

The following table sets forth certain information with respect to the unaudited consolidated results of operations of the Company for the three-month periods ended June 30, 2022 and 2021, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. For segment data, see Notes 7 and 8 to the unaudited condensed consolidated financial statements included in this quarterly report.

	Three months ended June 30,
	2022		2021		Change
	($,000)	% of revenues	($,000)	% of revenues	from 2021 to 2022
Revenue	$1,621	100%	$1,611	100%	1%
Cost of sales	375	23%	389	24%	(4)%
Gross profit	1,246	77%	1,222	76%	2%
R&D expense	212	13%	175	11%	21%
SG&A expense	1,205	74%	1,042	65%	16%
Impairment of software	51	3%	—	—%	100%
Operating (loss) income	(222)	(14)%	5	* %	(4,540)%
Finance expense, net	(1)	—%	(1)	* %	—%
(Loss) Income before income taxes	(223)	(14)%	4	* %	(5,675)%
Income tax expense	—	—%	—	—%	—%
Net (loss) income	(223)	(14)%	4	* %	(5,675)%
Non-controlling interest share of net (loss) income	**	* %	(2)	* %	(100)%
Net (loss) income attributable to Acorn Energy, Inc.	$(223)	(14)%	$2	* %	(11,450)%

*result is less than 1%.

**less than $1

Revenue for the six and three months ended June 30, 2022 and 2021

In the six months ended June 30, 2022, revenue increased by $56,000, or 2%, from $3,316,000 in the six months ended June 30, 2021 to $3,372,000 in the six months ended June 30, 2022. Hardware revenue increased by $125,000 from $1,291,000 in the six months ended June 30, 2021 to $1,416,000 in the six months ended June 30, 2022. During the six months ended June 30, 2021, we recorded $112,000 in revenue from the sale of custom TG Pro units that are designed to large customer specifications and monitored by the customer and thus the revenue was not deferred. We did not have any custom unit orders in the first six months ended June 30, 2022. The hardware revenue during the six months ended June 30, 2021, excluding the revenue from the sale of the custom units, was $1,179,000; thus, the increase in hardware revenue excluding the custom units was 20%. This increase was attributed to Hero-2 and TG Pro revenue increases as well as from service income realized offset by a decrease in revenue from the TG-2 product. Monitoring revenue decreased by $69,000, or 3%, from $2,025,000 in the six months ended June 30, 2021 to $1,956,000 in the six months ended June 30, 2022. The decrease in monitoring revenue was due to the impact of the connections for which monitoring was discontinued as a result of the sunsetting 3G technology.

As discussed above, OmniMetrix has two reportable segments, PG and CP. Of the $3,372,000 in revenue recognized in the six months ended June 30, 2022, $2,825,000 was generated by PG activities and $547,000 was generated by CP activities. This represents a decrease in revenue from PG activities of $12,000, or 0.4%, from $2,837,000 in the six months ended June 30, 2021, and an increase in revenue from CP activities of $68,000, or 14%, from $479,000 in the six months ended June 30, 2021. As noted above, the decrease in PG revenue was due to the impact of the PG connections for which monitoring was discontinued in the six months ended June 30, 2022 as a result of sunsetting 3G technology.

Revenue increased by $10,000, or 1%, from $1,611,000 in the three months ended June 30, 2021 to $1,621,000 in the three months ended June 30, 2022. Revenue was essentially flat period over period which we attribute to sales timing with significantly higher sales in first quarter 2022 that contributed to a slow down in purchasing in the second quarter 2022 in addition to concerns related to inflation and related to rising interest rates and gas prices.

Monitoring revenue decreased by $51,000, or 5%, from $1,017,000 in the three months ended June 30, 2021 to $966,000 in the three months ended June 30, 2022. The decrease is due to the same drivers in the six-month period as previously discussed.

Of the $1,621,000 in revenue recognized in the three months ended June 30, 2022, $1,380,000 was generated by PG activities and $241,000 was generated by CP activities. Revenue from PG activities was relatively flat period-over-period, only increasing $1,000 from $1,379,000 in the three months ended June 30, 2021. Revenue from CP activities increased $9,000, or 9%, from $232,000 in the three months ended June 30, 2021.

Gross profit for the six and three months ended June 30, 2022 and 2021

Gross profit for the six months ended June 30, 2022 was $2,504,000, reflecting a gross margin of 74%, compared with a gross profit of $2,432,000, reflecting a 73% gross margin, for the six months ended June 30, 2021. Gross margin on hardware revenue for the six months ended June 30, 2022 was 50% compared to 46% for the six months ended June 30, 2021. Gross margin on monitoring revenue for the six months ended June 30, 2022 was 92% compared to 91% for the six months ended June 30, 2021.

Gross profit for the three months ended June 30, 2022 was $1,246,000, reflecting a gross margin of 77% on revenue, compared with a gross profit for the three months ended June 30, 2021 of $1,222,000, reflecting a gross margin of 76% on revenue. Gross margin on hardware revenue for the three months ended June 30, 2022 was 55% compared to 43% for the three months ended June 30, 2021. This was attributed to revenue from custom engineering fees, accessory sales, product mix and certain price increases during the period. Gross margin on monitoring revenue for the three months ended June 30, 2022 was 92% compared to 95% for the three months ended June 30, 2021.

Operating expenses for the six and three months ended June 30, 2022 and 2021

OmniMetrix R&D expense. During the six months ended June 30, 2022 and 2021, R&D expense was $410,000 and $353,000, respectively. During the three months ended June 30, 2022, OmniMetrix recorded $212,000 of R&D expense as compared to $175,000 in the three months ended June 30, 2021. The increase in R&D expense in the six months ended June 30, 2022 of $57,000 and the increase of $37,000 for the three months ended June 30, 2022 are both related to salary increases of our engineering team effective September 1, 2021, the continued development of next generation PG and CP products and exploration into new possible product lines. We expect a moderate increase in R&D expense for the remainder of 2022 as we continue to work on certain initiatives to redesign products and expand product lines to increase the level of innovation.

OmniMetrix SG&A expense. During the six months ended June 30, 2022, OmniMetrix recorded SG&A expense of $1,877,000 compared to SG&A costs of $1,581,000 in the six months ended June 30, 2021, an increase of $296,000, or 19%. During the three months ended June 30, 2022, OmniMetrix recorded SG&A expense of $985,000 compared to SG&A costs of $816,000 in the three months ended June 30, 2021, an increase of $169,000, or 21%. The increase in the six-month period was primarily due to an increase of (i) $109,000 in personnel expenses which included partial year bonuses of $16,000 which were not paid in 2021, (ii) $23,000 in travel and trade show expenses, (iii) $94,000 in technology consulting fees and software license fees, (iv) $24,000 in contractor expenses, (v) $26,000 in amortization of sales commissions and (vi) $20,000 in aggregate increases across other expense categories. The increase in the three-month period was primarily due to an increase of (i) $50,000 in personnel expenses which included the partial year bonuses noted above of $16,000 that were not paid in the second quarter of 2021, (ii) $78,000 in technology consulting fees and software license fees, and (iii) $41,000 in aggregate increases across other expense categories.

During June 2022, we conducted an evaluation of the status of an ERP software customization project that had been initiated in July 2019 and was ongoing. As a result of this evaluation, we elected to terminate this project effective June 30, 2022 and recorded an impairment against the capitalized investment in this project of $51,000.

Corporate SG&A expense. Corporate SG&A expense was $510,000 in the six months ended June 30, 2022, an increase of $43,000, or 9%, from the $467,000 of corporate SG&A expense reported in the six months ended June 30, 2021. This increase is primarily due to increased stock compensation expense, audit fees and insurance costs. Corporate SG&A expense for the three months ended June 30, 2022 decreased $6,000, or 3%, to $220,000 from $226,000 in the three months ended June 30, 2021. Second quarter 2022 corporate SG&A expense of $220,000 was lower by $70,000 than first quarter 2022 corporate SG&A expense of $290,000, primarily due to expenses related to our annual audit which were incurred in the first quarter 2022. We do not expect the quarterly corporate overhead to change materially except as may be required to support the growth of our OmniMetrix subsidiary and typical annual increases in professional fees and insurance premiums.

Net (loss) income attributable to Acorn Energy. We recognized net loss attributable to Acorn shareholders of $346,000 in the six months ended June 30, 2022 compared to net income attributable to Acorn shareholders of $22,000 in the six months ended June 30, 2021. Our net income during the six months ended June 30, 2022 is comprised of net income at OmniMetrix of $167,000 offset by corporate expenses, including net interest expense, of $512,000 and the non-controlling interest share of our income from OmniMetrix of $1,000. Our net income in the six months ended June 30, 2021 was comprised of net income at OmniMetrix of $493,000 offset by corporate expenses of $467,000 and the non-controlling interest share of our income from OmniMetrix of $4,000.

For the three months ended June 30, 2022, we recognized net loss attributable to Acorn shareholders of $223,000 compared to net income attributable to Acorn shareholders of $2,000 for the three months ended June 30, 2021. Our net loss in the three months ended June 30, 2022 is comprised of net loss at OmniMetrix of $1,000 plus corporate expenses of $222,000. The non-controlling interest share of OmniMetrix during this period rounded to zero. Our net income in the three months ended June 30, 2021 was comprised of net income at OmniMetrix of $230,000 offset by corporate expenses of $226,000 and less the $2,000 attributed to the non-controlling interest share of our income in OmniMetrix.

Liquidity and Capital Resources

At June 30, 2022, we had negative working capital of $455,000. Our working capital includes $1,259,000 of cash and deferred revenue of $3,642,000. The deferred revenue does not require significant cash outlay for the revenue to be recognized.

During the six months ended June 30, 2022, our OmniMetrix subsidiary provided $371,000 from operations while our corporate headquarters used $565,000 during the same period.

During the six months ended June 30, 2022, we invested $266,000 in technology, primarily in the design of our new cloud server environment as well as investments in new hardware and software upgrades. In addition, we had other capital expenditures of $3,000 related to patent filings and minor leasehold improvements.

Other Liquidity Matters

OmniMetrix owes Acorn $3,660,000 for loans, accrued interest and expenses advanced to it by Acorn. OmniMetrix made repayments to Acorn of $780,000 in the first half of 2022 offset by interest, dividends and other advances of $224,000 in the aggregate.

As of August 9, 2022, we had cash of $1,143,000. We believe that such cash, plus the cash generated from operations, will provide sufficient liquidity to finance the operating activities of Acorn and OmniMetrix at their current level of operations for the foreseeable future and for the twelve months from the issuance of these unaudited condensed consolidated financial statements in particular. We may, at some point, elect to obtain a new line of credit or other source of financing to fund additional investments in the business.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of June 30, 2022.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Twelve Month Periods Ending June 30, (in thousands)
	Total	2023	2024-2025	2026-2027	2028 and thereafter
Software agreements	$17	$17	$—	$—	$—
Operating leases	419	126	260	33	—
Contractual services	13	8	5	—	—
Total contractual cash obligations	$449	$151	$265	$33	$—

The Company also has $920,000 in open purchase order commitments payable through 2022.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and trade accounts receivable. Our cash was deposited with a U.S. bank and amounted to $1,259,000 at June 30, 2022. We do not believe there is significant risk of non-performance by these counterparties. For the six- and three-month periods ended June 30, 2022, there were no customers that represented greater than 10% of our total invoiced sales or of our accounts receivable at June 30, 2022. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising our customer base.

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

PART II

ITEM 6.	EXHIBITS.

10.1*	Amended and Restated Consulting Agreement, dated June 1, 2022, by and between the Registrant and Tracy Clifford Consulting, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 10-Q, filed June 1, 2022).

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-Q for the quarter ended June 30, 2022, filed on August 12, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.
#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: August 12, 2022

	By:	/s/ TRACY S. CLIFFORD
Tracy S. Clifford
Chief Financial Officer

