Form 10-Q
period 2022-09-30
ACORN ENERGY, INC.
filed 2022-11-10
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2022
Common Stock, $0.01 par value per share	39,712,589

ACORN ENERGY, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended September 30, 2022

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

PART I

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of September 30, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash	$1,124	$1,722
Accounts receivable, net	917	876
Inventory, net	903	617
Deferred cost of goods sold	862	799
Other current assets	258	229
Total current assets	4,064	4,243
Property and equipment, net	675	517
Right-of-use assets, net	324	399
Deferred cost of goods sold	809	714
Other assets	202	169
Total assets	$6,074	$6,042
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$373	$457
Accrued expenses	157	164
Deferred revenue	3,903	3,541
Current operating lease liabilities	114	107
Other current liabilities	57	34
Total current liabilities	4,604	4,303
Long-term liabilities:
Deferred revenue	2,150	1,852
Long-term operating lease liabilities	250	336
Other long-term liabilities	15	12
Total long-term liabilities	2,415	2,200
Commitments and contingencies (Note 5)
Deficit:
Acorn Energy, Inc. shareholders
Common stock - $0.01 par value per share: Authorized – 42,000,000 shares; Issued – 39,712,589 shares at September 30, 2022 and 39,687,589 shares at December 31, 2021	397	397
Additional paid-in capital	102,878	102,804
Accumulated deficit	(101,190)	(100,634)
Treasury stock, at cost – 801,920 shares at September 30, 2022 and December 31, 2021	(3,036)	(3,036)
Total Acorn Energy, Inc. shareholders’ deficit	(951)	(469)
Non-controlling interests	6	8
Total deficit	(945)	(461)
Total liabilities and deficit	$6,074	$6,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Nine months ended September 30,		Three months ended September 30,
	2022	2021	2022	2021

Revenue	$5,155	$5,022	$1,783	$1,706
Cost of sales	1,436	1,348	568	464
Gross profit	3,719	3,674	1,215	1,242
Operating expenses:
Research and development expense	637	532	227	179
Selling, general and administrative expense	3,585	3,086	1,198	1,038
Impairment of software	51	—	—	—
Total operating expenses	4,273	3,618	1,425	1,217
Operating (loss) income	(554)	56	(210)	25
Finance expense, net	(1)	(5)	—	—
(Loss) income before income taxes	(555)	51	(210)	25
Income tax expense	—	—	—	—
Net (loss) income	(555)	51	(210)	25
Non-controlling interest share of net income	(1)	(6)	—	(2)
Net (loss) income attributable to Acorn Energy, Inc. shareholders	$(556)	$45	$(210)	$23

Basic and diluted net (loss) income per share attributable to Acorn Energy, Inc. shareholders:	$(0.01)	$0.00	$(0.01)	$0.00
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. shareholders – basic and diluted
Basic	39,692	39,687	39,700	39,687
Diluted	39,692	39,922	39,700	39,959

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT (UNAUDITED)

(IN THOUSANDS)

	Three and Nine Months Ended September 30, 2022
	Number of Shares	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Shareholders’ Deficit	Non- controlling interests	Total Deficit
Balances as of December 31, 2021	39,688	$397		$102,804	$(100,634)	802	$(3,036)	$(469)	$8	$(461)
Net loss	—	—		—	(123)	—	—	(123)	1	(122)
Accrued dividend in OmniMetrix preferred shares	—	—		—	—	—	—	—	(1)	(1)
Stock option compensation	—	—		31	—	—	—	31	—	31
Balances as of March 31, 2022	39,688	$397		$102,835	$(100,757)	802	$(3,036)	$(561)	$8	$(553)
Net loss	—	—		—	(223)	—	—	(223)	*	(223)
Accrued dividend in OmniMetrix preferred shares	—	—		—	—	—	—	—	(1)	(1)
Stock option compensation	—	—		22	—	—	—	22	—	22
Balances as of June 30, 2022	39,688	$397		$102,857	$(100,980)	802	$(3,036)	$(762)	$7	$(755)
Net loss	—	—		—	(210)	—	—	(210)	—	(210)
Accrued dividend in OmniMetrix preferred shares	—	—		—	—	—	—	—	(1)	(1)
Proceeds from stock option exercise	25		*	5	—	—	—	5	—	5
Stock option compensation	—	—		16	—	—	—	16	—	16
Balances as of September 30, 2022	39,713	$397		$102,878	$(101,190)	802	$(3,036)	$(951)	$6	$(945)

	Three and Nine Months Ended September 30, 2021
	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Shareholders’ Deficit	Non- controlling interests	Total Deficit
Balances as of December 31, 2020	39,687	$397	$102,729	$(100,613)	802	$(3,036)	$(523)	$4	$(519)
Net Income	—	—	—	20	—	—	20	2	22
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock option compensation	—	—	15	—	—	—	15	—	15
Balances as of March 31, 2021	39,687	$397	$102,744	$(100,593)	802	$(3,036)	$(488)	$5	$(483)
Net Income	—	—	—	2	—	—	2	2	4
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock option compensation	—	—	21	—	—	—	21	—	21
Balances as of June 30, 2021	39,687	$397	$102,765	$(100,591)	802	$(3,036)	$(465)	$6	$(459)
Net Income	—	—	—	23	—	—	23	2	25
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock option compensation	—	—	22	—	—	—	22	—	22
Balances as of September 30, 2021	39,687	$397	$102,787	$(100,568)	802	$(3,036)	$(420)	$7	$(413)

*	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Nine months ended September 30,
	2022	2021
Cash flows (used in) provided by operating activities:
Net (loss) income	$(555)	$51
Depreciation and amortization	83	56
Impairment of software	51	—
Impairment of inventory	31	—
Non-cash lease expense	93	71
Stock-based compensation	69	58
Change in operating assets and liabilities:
Increase in accounts receivable	(41)	(184)
Increase in inventory	(317)	(241)
Increase in deferred cost of goods sold	(158)	(137)
Increase in other current assets and other assets	(62)	(48)
Increase (decrease) in accounts payable and accrued expenses	(91)	212
Increase in deferred revenue	660	557
Decrease in operating lease liability	(97)	(71)
Increase (decrease) in other current liabilities and non-current liabilities	23	(1)
Net cash (used in) provided by operating activities	(311)	323

Cash flows used in investing activities:
Investments in technology	(286)	(214)
Other capital investments	(6)	(7)
Net cash used in investing activities	(292)	(221)

Cash flows provided by (used in) financing activities:
Short-term credit, net	—	(149)
Stock option exercise proceeds	5	—
Net cash provided by (used in) financing activities	5	(149)

Net decrease in cash	(598)	(47)
Cash at the beginning of the year	1,722	2,063
Cash at the end of the period	$1,124	$2,016

Supplemental cash flow information:
Cash paid during the year for:
Interest	$1	$5

Non-cash investing and financing activities:
Accrued preferred dividends to former Acorn director and/or former OmniMetrix CEO	$3	$3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

NOTE 1— BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. and its subsidiaries, OmniMetrix, LLC and OMX Holdings, Inc. (collectively, “Acorn” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine- and three-month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. All dollar amounts are rounded to the nearest thousand and, thus, are approximate.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company’s cash was deposited with a U.S. bank and amounted to $1,124,000 at September 30, 2022. The Company does not believe there is significant risk of non-performance by these counterparties. For the three-month period ended September 30, 2022, there was one customer that represented 22% of total invoice sales. For the nine-month period ended September 30, 2022, the Company did not have any customers that represented greater than 10% of the Company’s total invoiced sales. One customer represented 39% of the Company’s accounts receivable at September 30, 2022. This was due to a large volume of equipment purchases from one commercial/industrial customer during the month of September. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base.

Basic and Diluted Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing the net (loss) income attributable to Acorn Energy, Inc. by the weighted average number of shares outstanding during the year, excluding treasury stock. Diluted net (loss) income per share is computed by dividing the net (loss) income by the weighted average number of shares outstanding plus the dilutive potential of common shares which would result from the exercise of stock options and warrants. The dilutive effects of stock options and warrants are excluded from the computation of diluted net (loss) income per share if doing so would be antidilutive. For both the nine- and three-month periods ending September 30, 2022, the number of options that were excluded from the computation of diluted net loss, as they had an antidilutive effect, was 954,000 (which have a weighted average exercise price of $0.42) and the number of warrants that were excluded from the computation of diluted net loss, as they had an antidilutive effect, was 35,000 (which had a weighted average exercise price of $0.13). For the nine- and three-month periods ending September 30, 2021, respectively, the number of options that were excluded from the computation of diluted net income per share, as they had an antidilutive effect, was 291,000 (which had a weighted average exercise price of $0.56) and 181,000 (which had a weighted average exercise price of $0.66); there were no antidilutive warrants.

The following data represents the amounts used in computing EPS and the effect on net income (loss) and the weighted average number of shares of dilutive potential common stock (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2022	2021	2022	2021
Net income (loss) available to common stockholders	$(556)	$45	$(210)	$23

Weighted average share outstanding:
Basic	39,692	39,687	39,700	39,687
Add: Warrants	—	28	—	28
Add: Stock options	—	207	—	244
Diluted	39,692	39,922	39,700	39,959

Basic and diluted net (loss) income per share	$(0.01)	$0.00	$(0.01)	$0.00

Recently Issued Accounting Standards

There have been no recent accounting standards or changes in accounting standards during the nine- and three-month periods ended September 30, 2022, that are of material significance, or have potential material significance, to the Company.

NOTE 3—LIQUIDITY

At September 30, 2022, the Company had negative working capital of $540,000. The Company’s working capital includes $1,124,000 of cash and deferred revenue of $3,903,000. Such deferred revenue does not require significant cash outlay for the revenue to be recognized. Net cash decreased during the nine months ended September 30, 2022 by $598,000, of which $311,000 was used in operating activities, $292,000 was used in investing activities and $5,000 was provided by financing activities.

During the first nine months of 2022, the Company’s OmniMetrix, LLC subsidiary provided $516,000 from operations while the Company’s corporate headquarters used $827,000 during the same period.

As of November 8, 2022, the Company had cash of $967,000 and accounts receivable of $1,334,000. The Company believes that such cash, plus the cash generated from accounts receivable collections and operations, will provide sufficient liquidity to finance the operating activities of Acorn and OmniMetrix at their current level of operations for the foreseeable future and for the twelve months from the issuance of these unaudited condensed consolidated financial statements in particular. The Company may, at some point, elect to obtain a new line of credit or other source of financing to fund additional investments in the business.

NOTE 4—LEASES

OmniMetrix leases office space and office equipment under operating lease agreements. The office lease expires on September 30, 2025. The office equipment lease commenced in April 2019 and has a sixty-month term. Operating lease payments for the nine months ended September 30, 2022 and 2021 were $93,000 and $90,000, respectively. Operating lease payments for the three months ended September 30, 2022 and 2021 were $31,000 and $30,000, respectively. The future minimum lease payments on non-cancellable operating leases as of September 30, 2022 using a discount rate of 4.5% are $364,000. Supplemental balance sheet information related to leases consisted of the following:

Supplemental cash flow information related to leases consisted of the following (in thousands):

	September 30,
	2022	2021
Cash paid for operating lease liabilities	$93	$90

Supplemental balance sheet information related to leases consisted of the following:

2022
Weighted average remaining lease terms for operating leases	2.98

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of September 30, 2022 (in thousands):

Twelve-month period ended September 30,
2023	$127
2024	129
2025	132
Total undiscounted cash flows	388
Less: Imputed interest	(24)
Present value of operating lease liabilities (a)	$364

(a)	Includes current portion of $114,000 for operating leases.

On July 6, 2021, the Company entered into an agreement with King Industrial Realty, Inc., to sublease from the Company 1,900 square feet of office space of the Company’s 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia for a monthly sublease payment of $2,375 (plus an annual escalator each year of 3%) which includes the base rent plus a pro-rata share of utilities, property taxes and insurance. Fifty percent of any excess rent received above the per square foot amount that the Company pays will be remitted to the Company’s landlord less the allocation of any shared expenses and leasehold improvements specific to the sublease. The Company invested $7,000 on leasehold improvements related to the sublease. Due to the offset of the capital expenditures, the Company has not had any net rent due to its landlord to date related to the sublease. The estimated amount the Company expects to remit to the landlord subsequent to the first twelve months is $6,700 per year. The sublease commenced on October 1, 2021 and will run through September 30, 2025 which is the end of the Company’s lease term with its landlord.

NOTE 5—COMMITMENTS AND CONTINGENCIES

On August 19, 2019, OmniMetrix entered into an agreement with a software development partner to create and license to OmniMetrix a new software platform and application. Pursuant to this agreement, OmniMetrix paid this partner equal monthly payments over the first seven months of the term of the agreement equal to $200,000 in the aggregate. OmniMetrix will also pay the partner (i) a per-sensor monitoring fee for each sensor connected to the developed technology, or (ii) a percentage of any revenue received above a specified amount per sensor monitored per month in gas applications only. Commencing on January 1, 2021, OmniMetrix paid the partner a quarterly licensing fee of $12,500 which was renegotiated to $4,450 effective October 1, 2021. The per-sensor monitoring fees have not yet commenced. The initial term of this agreement ended on August 19, 2022 and would have automatically renewed for an additional year, but OmniMetrix delivered a written notice of termination to the other party sixty days prior to the end of the initial term. OmniMetrix is currently on a month-to-month arrangement through December 31, 2022, paying a monthly licensing fee of $1,500, and is working with the software development partner to negotiate more favorable terms for future periods.

In addition to the above, the Company has $388,000 in operating lease obligations payable through 2026 and $20,000 in other contractual obligations. The Company also has $786,000 in open purchase order commitments payable through April 2023.

NOTE 6—EQUITY

(a) General

At September 30, 2022 the Company had issued and outstanding 39,712,589 shares of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company.

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

At September 30, 2022, 1,434,850 options were available for grant under the Amended and Restated 2006 Stock Incentive Plan and no options were available for grant under the 2006 Stock Option Plan for Non-Employee Directors. During the three months ended September 30, 2022, no options were issued to employees of the Company. During the nine months ended September 30, 2022, 30,000 options were issued to directors, 35,000 options were issued to the Company’s CEO, 50,000 options were issued to the Company’s CFO and 30,770 options were issued to other employees. In the nine and three months ended September 30, 2022, there were no grants to non-employees. The fair value of the options issued was $54,000.

In the nine and three months ended September 30, 2022, 25,000 options were exercised at an exercise price of $0.20 per share. The fair value of the options exercised was $3,000. The intrinsic value of options outstanding and of options exercisable at September 30, 2022 was $68,000 and $66,000, respectively.

The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2021	833,020	$0.39	4.7 years	$291,000
Granted	145,770	0.55
Exercised	25,000	0.20		6,250
Forfeited or expired	—	—
Outstanding at September 30, 2022	953,790	$0.42	4.5 years	$68,000
Exercisable at September 30, 2022	800,251	$0.40	4.2 years	$66,000

The fair value of the options granted of $54,000 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	1.8%
Expected term of options	3.9 years
Expected annual volatility	93.6%
Expected dividend yield	—%

(c) Stock-based Compensation Expense

Stock-based compensation expense included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations was $69,000 and $58,000 for the nine-month periods ended September 30, 2022 and 2021, respectively and $16,000 and $22,000 for the three-month periods ended September 30, 2022 and 2021, respectively.

The total compensation cost related to non-vested awards not yet recognized was $43,000 as of September 30, 2022.

(d) Warrants

The Company previously issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2021	35,000	$0.13	14.5 months
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2022	35,000	$0.13	5.5 months

NOTE 7— SEGMENT REPORTING

As of September 30, 2022, the Company operates in two reportable operating segments, both of which are performed through the Company’s OmniMetrix subsidiary:

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

The following tables represent segmented data for the nine-month and three-month periods ended September 30, 2022 and 2021 (in thousands):

	PG	CP	Total
Nine months ended September 30, 2022:
Revenues from external customers	$4,335	$820	$5,155
Segment gross profit	3,256	463	3,719
Depreciation and amortization	72	13	85
Segment income (loss) before income taxes	$340	$(103)	$237

Nine months ended September 30, 2021:
Revenues from external customers	$4,283	$739	$5,022
Segment gross profit	3,241	433	3,674
Depreciation and amortization	48	8	21
Segment income (loss) before income taxes	$774	$(15)	$759

Three months ended September 30, 2022:
Revenues from external customers	$1,510	$273	$1,783
Segment gross profit	1,092	123	1,215
Depreciation and amortization	31	5	36
Segment income (loss) before income taxes	$78	$(58)	$20

Three months ended September 30, 2021:
Revenues from external customers	$1,446	$260	$1,706
Segment gross profit	1,091	151	1,242
Depreciation and amortization	16	3	19
Segment income before income taxes	$264	$2	$266

*	The software impairment of $51,000 recorded in the three months ended June 30, 2022 is not related to a specific segment and, thus, is not included in the “Segment income (loss) before income taxes” for the nine months ended September 30, 2022.

The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between the segments. Further, the Chief Decision Maker does not review the assets by segment.

Reconciliation of Segment (Loss) Income to Consolidated Net Income (Loss) Before Income Taxes

	Nine months ended September 30,		Three months ended September 30,
	2022	2021	2022	2021
Total net income before income taxes for reportable segments	$237	$759	$20	$266
Unallocated cost of corporate headquarters	(741)	(708)	(230)	(241)
Consolidated net (loss) income before income taxes	$(504)	$51	$(210)	$25

*	The software impairment of $51,000 recorded in the three months ended June 30, 2022 is not related to a specific segment and, thus, is not included in the “Segment income (loss) before income taxes” for the nine months ended September 30, 2022.

NOTE 8—REVENUE

The following table disaggregates the Company’s revenue for the three-and-nine-month periods ended September 30, 2022 and 2021 (in thousands):

	Hardware	Monitoring	Total
Nine months ended September 30, 2022:
PG Segment	$1,610	$2,725	$4,335
CP Segment	631	189	820
Total Revenue	$2,241	$2,914	$5,155

	Hardware	Monitoring	Total
Nine months ended September 30, 2021:
PG Segment	$1,449	$2,834	$4,283
CP Segment	543	196	739
Total Revenue	$1,992	$3,030	$5,022

	Hardware	Monitoring	Total
Three months ended September 30, 2022:
PG Segment	$608	$902	$1,510
CP Segment	217	56	273
Total Revenue	$825	$958	$1,783

	Hardware	Monitoring	Total
Three months ended September 30, 2021:
PG Segment	$507	$939	$1,446
CP Segment	194	66	260
Total Revenue	$701	$1,005	$1,706

Deferred revenue activity for the nine months ended September 30, 2022 can be seen in the table below (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2021	$3,268	$2,125	$5,393
Additions during the period	2,088	3,144	5,232
Recognized as revenue	(1,658)	(2,914)	(4,572)
Balance at September 30, 2022	$3,698	$2,355	$6,053

Amounts to be recognized as revenue in the twelve-month-period ending:
September 30, 2023	$1,904	$1,999	$3,903
September 30, 2024	1,350	353	1,703
September 30, 2025 and thereafter	444	3	447
	$3,698	$2,355	$6,053

Other revenue of $583,000 is related to accessories, repairs, and other miscellaneous charges that are recognized to revenue when sold and are not deferred.

Deferred cost of goods sold relate only to the sale of equipment. Deferred cost of goods sold activity for the nine months ended September 30, 2022 can be seen in the table below (in thousands):

Balance at December 31, 2021	$1,513
Additions, net of adjustments, during the period	951
Recognized as cost of sales	(793)
Balance at September 30, 2022	$1,671

Amounts to be recognized as cost of sales in the twelve-month-period ending:
September 30, 2023	$862
September 30, 2024	611
September 30, 2025 and thereafter	198
$1,671

Other cost of goods sold (COGS) recognized of $393,000 is related to accessories, repairs, and other miscellaneous charges that are recognized to revenue when sold and are not deferred, in addition to $250,000 in monitoring COGS which is not deferred.

The following table provides a reconciliation of the Company’s sales commissions contract assets for the nine-month period ended September 30, 2022 (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2021	$242	$53	$295
Additions during the period	167	38	205
Amortization of sales commissions	(111)	(20)	(131)
Balance at September 30, 2022	$298	$71	$369

The capitalized sales commissions are included in other current assets ($179,000) and other assets ($190,000) in the Company’s unaudited condensed consolidated balance sheets at September 30, 2022. The capitalized sales commissions are included in other current assets ($138,000) and other assets ($157,000) in the Company’s consolidated balance sheets at December 31, 2021.

NOTE 9—RELATED PARTY BALANCES AND TRANSACTIONS

Officer and Director Fees

The Company recorded fees to officers of $391,000 and $386,000 for the nine months ended September 30, 2022 and 2021, respectively, and $130,000 for each of the three-month periods ended September 30, 2022 and 2021, which is included in selling, general and administrative expenses.

The Company recorded fees to directors of $44,000 for each of the nine-month periods ended September 30, 2022 and 2021, and $15,000 for each of the three-month periods ended September 30, 2022 and 2021, which is included in selling, general and administrative expenses.

Intercompany

The related party balance due to Acorn from OmniMetrix for amounts loaned, accrued interest and expenses paid by Acorn on OmniMetrix’s behalf was $3,770,000 as of September 30, 2022 as compared to $4,217,000 as of December 31, 2021. This balance is eliminated in consolidation. During the nine months ended September 30, 2022, the intercompany amount due to Acorn from OmniMetrix decreased by $447,000. This included repayments of $780,000 offset by interest of $134,000, dividends of $57,000 due to Acorn and $142,000 in shared expenses paid by Acorn. During the nine months ended September 30, 2021, the intercompany amount due to Acorn from OmniMetrix decreased by $272,000. This included repayments of $523,000 offset by interest of $149,000, dividends of $57,000 due to Acorn and $45,000 in shared expenses paid by Acorn.

NOTE 10—SUBSEQUENT EVENTS

The Company evaluated subsequent events after September 30, 2022, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required.

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

	Nine months ended September 30, 2022
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$5,155	$—	$5,155
Cost of sales	1,436	—	1,436
Gross profit	3,719	—	3,719
Gross profit margin	72%		72%
R&D expense	637	—	637
SG&A expense	2,845	740	3,585
Impairment of software	51	—	51
Operating income (loss)	$186	$(740)	$(554)

	Nine months ended September 30, 2021
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$5,022	$—	$5,022
Cost of sales	1,348	—	1,348
Gross profit	3,674	—	3,674
Gross profit margin	73%		73%
R&D expense	532	—	532
SG&A expense	2,379	707	3,086
Operating income (loss)	$763	$(707)	$56

	Three months ended September 30, 2022
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$1,783	$—	$1,783
Cost of sales	568	—	568
Gross profit	1,215	—	1,215
Gross profit margin	68%		68%
R&D expense	227	—	227
SG&A expense	968	230	1,198
Operating income (loss)	$20	$(230)	$(210)

	Three months ended September 30, 2021
	OmniMetrix	Acorn	Total Continuing Operations
Revenue	$1,706	$—	$1,706
Cost of Sales	464	—	464
Gross profit	1,242	—	1,242
Gross profit margin	73%		73%
R&D expense	179	—	179
SG&A expense	798	240	1,038
Operating income (loss)	$265	$(240)	$25

BACKLOG

As of September 30, 2022, our backlog of work to be completed (primarily deferred revenue) at our OmniMetrix subsidiary totaled $6,053,000.

RECENT DEVELOPMENTS

On January 1, 2022, 30,000 options in the aggregate were issued to directors with an exercise price of $0.63 and that vested in equal increments on January 1, 2022, April 1, 2022, July 1, 2022 and October 1, 2022, valued at $12,000 in the aggregate.

On January 1, 2022, 35,000 options were issued to the CEO with an exercise price of $0.63 and that vested in equal increments on January 1, 2022, April 1, 2022, July 1, 2022 and October 1, 2022, valued at $14,000.

On March 4, 2022, 30,770 options were issued to the Vice President of Sales with an exercise price of $0.55 and that vest in equal increments over three years on the anniversary date of the grant. These options are valued at $11,000.

On June 1, 2022, 50,000 options were issued to the CFO with an exercise price of $0.44 and vesting in equal increments on June 1, 2022, September 1, 2022, December 1, 2022 and March 1, 2023, valued at $16,000.

On August 12, 2022, 25,000 vested options were exercised by the CEO with an exercise price of $0.20 per share or $5,000 in the aggregate. These options had an expiration date of August 13, 2022.

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

On August 19, 2019, we entered into an agreement with a software development partner to create and license to us a new software platform and application. Pursuant to this agreement, we paid this partner equal monthly payments over the first seven months of the term of the agreement equal to $200,000 in the aggregate. We will also pay the partner (i) a per-sensor monitoring fee for each sensor connected to the developed technology, or (ii) a percentage of any revenue received above a specified amount per sensor monitored per month, in gas applications only. Commencing on January 1, 2021, we paid the partner a quarterly licensing fee of $12,500 which was renegotiated to $4,450 effective October 1, 2021. The per-sensor monitoring fees have not yet commenced. The initial term of this agreement ended on August 19, 2022 and would have automatically renewed for an additional year, but we delivered a written notice of termination to the other party sixty days prior to the end of the initial term. We are currently on a month-to-month arrangement through December 31, 2022, paying a monthly licensing fee of $1,500, and are working with the software development partner to negotiate more favorable terms for future periods.

We entered into a new agreement effective May 1, 2020 for data hosting services, replacing an expiring agreement with the same vendor. The agreement had a twelve-month term. In January 2021, we elected to renew this agreement for an additional twelve months under the same terms, extending the agreement to April 30, 2022. We did not extend this agreement for an additional one-year term beyond the expiration of the previous term on April 30, 2022 and were under a month-to-month arrangement which we terminated effective September 30, 2022. Under the applicable data hosting services agreements, we paid $28,000 and $38,000 for the three-month periods ended September 30, 2022 and 2021, respectively, and $108,000 and $117,000 for the nine-month periods ended September 30, 2022 and 2021, respectively.

On March 17, 2021, we entered into a master services agreement for the development of a new user interface for our customer data portal. The cost of this project is $126,000 in design and development services ($14,000 was paid at the commencement of this project and three equal installments of $23,000 were paid monthly starting in July 2021 with the fourth and final installment to be paid upon completion and launch of the new interface). This project is substantially completed and the launch of the new customer portal is expected to occur by the end of 2022. The cost of this project is capitalized, and amortization will begin once the new interface is completed and ready to deploy.

The master services agreement also covers the design, set-up and deployment of a new Microsoft Azure cloud infrastructure to host our OmniView data servers, which replaced our previous Peak 10 datacenter hosting environment. The new infrastructure provides a more modern, agile and cost-effective environment in which to grow our IoT connections and services. We invested $166,000 in this initiative during the year ended December 31, 2021 and $268,000 in the nine months ended September 30, 2022, of which $8,000 was invested in the three months ended September 30, 2022. The new Microsoft Azure cloud infrastructure environment was completed and launched on May 1, 2022. The cost of this project was capitalized, and amortization over an estimated useful life of seven years began on May 1, 2022.

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

Following the emergence of machine-to-machine (M2M) and IoT applications, whereby companies aggregate multiple sensors and monitors into a simplified dashboard for customers, OmniMetrix believes it plays a key role in this new economic ecosystem. In addition, OmniMetrix sees a rapidly growing need for backup power infrastructure to secure critical military, government, and private sector assets against emergency events including terrorist attacks, natural disasters, cybersecurity threats, and other issues related to the reliability of the electric power grid. As residential and industrial standby generators, turbines, compressors, pumps, pumpjacks, light towers and other industrial equipment are part of the critical infrastructure increasingly becoming monitored in IoT applications and given that OmniMetrix monitors all major brands of critical equipment, OmniMetrix believes it is well-positioned as a competitive participant in this market.

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

Results of Operations

The following table sets forth certain information with respect to the unaudited condensed consolidated results of operations of the Company for the nine-month periods ended September 30, 2022 and 2021, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. For segment data, see Notes 7 and 8 to the unaudited condensed consolidated financial statements included in this quarterly report. The fluctuation discussion that follows the tables contains dollar amounts that are rounded to the nearest thousand, thus, they are approximate.

	Nine months ended September 30,
	2022		2021		Change
	($,000)	% of revenues	($,000)	% of revenues	from 2021 to 2022
Revenue	$5,155	100%	$5,022	100%	3%
Cost of sales	1,436	28%	1,348	27%	6%
Gross profit	3,719	72%	3,674	73%	1%
R&D expense	637	12%	532	11%	20%
SG&A expense	3,585	70%	3,086	61%	16%
Impairment of software	51	1%	—	—%	100%
Operating (loss) income	(554)	(11)%	56	1%	(1,089)%
Finance expense, net	(1)	* %	(5)	* %	(80)%
(Loss) income before income taxes	(555)	(11)%	51	1%	(1,188)%
Income tax expense	—	—	—	—%	—
Net (loss) income	(555)	(11)%	51	1%	(1,188)%
Non-controlling interests share of net income	(1)	* %	(6)	* %	(83)%
Net (loss) income attributable to Acorn Energy, Inc.	$(556)	(11)%	$45	1%	(1,336)%

*result is less than 1%.

The following table sets forth certain information with respect to the unaudited consolidated results of operations of the Company for the three-month periods ended September 30, 2022 and 2021, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. For segment data, see Notes 7 and 8 to the unaudited condensed consolidated financial statements included in this quarterly report.

	Three months ended September 30,
	2022		2021		Change
	($,000)	% of revenues	($,000)	% of revenues	from 2021 to 2022
Revenue	$1,783	100%	$1,706	100%	5%
Cost of sales	568	32%	464	27%	22%
Gross profit	1,215	68%	1,242	73%	(2)%
R&D expense	227	13%	179	10%	27%
SG&A expense	1,198	67%	1,038	61%	15%
Operating income (loss)	(210)	(12)%	25	1%	(940)%
Finance expense, net	—	—%	%—	—%	—%
Income (loss) before income taxes	(210)	(12)%	25	1%	(940)%
Income tax expense	—	—%	—	—%	—%
Net income (loss)	(210)	(12)%	25	1%	(940)%
Non-controlling interests share of net income	**	—%	(2)	* %	(100)%
Net income (loss) attributable to Acorn Energy, Inc.	$(210)	(12)%	$23	1%	(1,013)%

*result is less than 1%

**less than $

Revenue for the nine and three months ended September 30, 2022 and 2021

In the nine months ended September 30, 2022, revenue increased by $133,000 or 3%, from $5,022,000 in the nine months ended September 30, 2021 to $5,155,000 in the nine months ended September 30, 2022. Hardware revenue increased by $249,000 from $1,992,000 in the nine months ended September 30, 2021 to $2,241,000 in the nine months ended September 30, 2022. During the nine months ended September 30, 2021, we recorded $112,000 in revenue from the sale of custom TG Pro units that are designed to large customer specifications and monitored by the customer; thus, the revenue was not deferred. We did not have any custom unit orders in the nine months ended September 30, 2022. The hardware revenue during the nine months ended September 30, 2021, excluding the revenue from the sale of the custom units, was $1,880,000; thus, the increase in hardware revenue excluding the custom units was 19%. This increase was attributed to Hero-2 and TG Pro revenue and to a lesser extent TG-2 and RAD revenue in addition to engineering service income realized, offset by a decrease in revenue from the Hero-1, Patriot and TG-1 products. Monitoring revenue decreased by $116,000, or 4%, from $3,030,000 in the nine months ended September 30, 2021 to $2,914,000 in the nine months ended September 30, 2022. The decrease in monitoring revenue was due to the impact of the connections for which monitoring was discontinued as a result of sunsetting 3G technology in addition to certain monitoring rebates applied for two of our larger customers, one in CP and one in PG.

As discussed above, OmniMetrix has two reportable segments, PG and CP. Of the $5,155,000 in revenue recognized in the nine months ended September 30, 2022, $4,335,000 was generated by PG activities and $820,000 was generated by CP activities. This represents an increase in revenue from PG activities of $52,000, or 1%, from $4,283,000 in the nine months ended September 30, 2021, and an increase in revenue from CP activities of $81,000, or 11%, from $739,000 in the nine months ended September 30, 2021. As noted above, PG revenue growth was negatively impacted by the loss of monitoring revenue from the connections for which monitoring was discontinued as a result of sunsetting 3G technology.

Revenue increased by $77,000, or 5%, from $1,706,000 in the three months ended September 30, 2021 to $1,783,000 in the three months ended September 30, 2022. OmniMetrix’s increased revenue during the three months ended September 30, 2022 was primarily attributable to increased hardware and accessories sales, which increased $124,000 or 18%, from $701,000 in the three months ended September 30, 2021 to $825,000 in the three months ended September 30, 2022.

Monitoring revenue decreased by $47,000, or 5%, from $1,005,000 in the three months ended September 30, 2021 to $958,000 in the three months ended September 30, 2022. The decrease is due to the same drivers as in the nine-month period previously discussed.

Of the $1,783,000 in revenue recognized in the three months ended September 30, 2022, $1,510,000 was generated by PG activities and $273,000 was generated by CP activities. This represents an increase in revenue from PG activities of $64,000, or 4%, from $1,446,000 in the three months ended September 30, 2021, and an increase in revenue from CP activities of $13,000, or 5%, from $260,000 in the three months ended September 30, 2021.

Gross profit for the nine and three months ended September 30, 2022 and 2021

Gross profit for the nine months ended September 30, 2022 was $3,719,000, reflecting a gross margin of 72%, compared with a gross profit of $3,674,000, reflecting a 73% gross margin, for the nine months ended September 30, 2021. Gross margin on hardware revenue for the nine months ended September 30, 2022 was 47% compared to 46% for the nine months ended September 30, 2021. Gross margin on monitoring revenue was 91% for each of the nine-month periods ended September 30, 2022 and 2021.

Gross profit for the three months ended September 30, 2022 was $1,215,000, reflecting a gross margin of 68% on revenue, compared with a gross profit for the three months ended September 30, 2021 of $1,242,000, reflecting a gross margin of 73% on revenue. Gross margin on hardware revenue for the three months ended September 30, 2022 was 43% compared to 46% for the three months ended September 30, 2021. Cost of sales in the three and nine months ended September 30, 2022 included a write-off of $31,000 in obsolete CP parts inventory which was the primary reason for the decrease in gross margin during these periods.. Gross margin on monitoring revenue for the three months ended September 30, 2022 was 90% compared to 92% for the three months ended September 30, 2021. The decrease was due to monitoring rebates that were given to two large customers during the three months ended September 30, 2022.

Operating expenses for the nine and three months ended September 30, 2022 and 2021

OmniMetrix R&D expense. During the nine months ended September 30, 2022 and 2021, R&D expense was $637,000 and $532,000, respectively. During the three months ended September 30, 2022, OmniMetrix recorded $227,000 of R&D expense as compared to $179,000 in the three months ended September 30, 2021. The increase in R&D expense in the nine months ended September 30, 2022 of $105,000 and the increase of $48,000 in the three months ended September 30, 2022 are both related to salary increases of our engineering team effective September 1, 2021, bonuses paid to our engineering team in the nine months ended September 30, 2022, the continued development of next generation PG and CP products, and exploration into new possible product lines. We expect a moderate increase in R&D expense for the remainder of 2022 due to engineering salary increases granted effective October 1, 2022 and for continued investment in work on certain initiatives to redesign products and expand product lines to increase our level of innovation ahead of our competitors.

OmniMetrix SG&A expense. During the nine months ended September 30, 2022, OmniMetrix recorded SG&A expense of $2,845,000, compared to SG&A expense of $2,379,000 in the nine months ended September 30, 2021, an increase of $466,000, or 20%. During the three months ended September 30, 2022, OmniMetrix recorded SG&A expense of $968,000, compared to SG&A expense of $798,000 in the three months ended September 30, 2021, an increase of $170,000, or 21%. The increase in the nine-month period was primarily due to an increase of (i) $187,000 in personnel expenses which included partial year bonuses of $16,000 which were not paid in 2021, (ii) $51,000 in travel and trade show expenses, (iii) $154,000 in technology consulting fees and software license fees, (iv) $28,000 in depreciation expense, (v) $39,000 in amortization of sales commissions and (vi) $7,000 in aggregate increases across other expense categories. The increase in the three-month period was primarily due to an increase of (i) $56,000 in personnel expenses which included the partial year bonuses noted above of $16,000 that were not paid in the third quarter of 2021, (ii) $60,000 in technology consulting fees and software license fees, (iii) $28,000 in travel and trade show expenses and (iv) $26,000 in aggregate increases across other expense categories.

During June 2022, we conducted an evaluation of the status of an ERP software customization project that had been initiated in July 2019 and was ongoing. As a result of this evaluation, we elected to terminate this project effective June 30, 2022 and recorded an impairment against the capitalized investment in this project of $51,000.

Corporate SG&A expense. Corporate SG&A expense was $740,000 in the nine months ended September 30, 2022, an increase of $33,000, or 5%, from the $707,000 of corporate SG&A expense reported in the nine months ended September 30, 2021. This increase is primarily due to increased stock compensation expense and audit fees, offset by a decrease in tax professional fees. Corporate SG&A expense for the three months ended September 30, 2022 decreased $10,000, or 4%, to $230,000 from $240,000 for the three months ended September 30, 2021. Third quarter 2022 corporate SG&A expense of $230,000 was higher than second quarter 2022 corporate SG&A expense of $220,000 by $10,000 primarily due to tax professional fees paid in the third quarter of 2022 and expenses related to our annual shareholder meeting held in the third quarter offset by a decrease in stock compensation expense and insurance expense quarter over quarter. We do not expect the quarterly corporate overhead to change materially except as may be required to support the growth of our OmniMetrix subsidiary and typical annual increases in professional fees and insurance premiums.

Net (loss) income attributable to Acorn Energy. We recognized net loss attributable to Acorn shareholders of $556,000 in the nine months ended September 30, 2022 compared to a net income attributable to Acorn shareholders of $45,000 in the nine months ended September 30, 2021. Our net loss during the nine months ended September 30, 2022 is comprised of operating income at OmniMetrix of $52,000, offset by corporate expenses, including net interest expense, of $607,000 and the non-controlling interest share of our income from OmniMetrix of $1,000. Our net income during the nine months ended September 30, 2021 is comprised of operating income at OmniMetrix of $759,000, offset by corporate expenses, including net interest expense, of $708,000 and the non-controlling interest share of our income from OmniMetrix of $6,000.

For the three months ended September 30, 2022, we recognized net loss attributable to Acorn shareholders of $210,000 compared to a net income attributable to Acorn shareholders of $23,000 for the three months ended September 30, 2021. Our net loss in the three months ended September 30, 2022 is comprised of operating income at OmniMetrix of $19,000, offset by corporate expenses of $229,000. The non-controlling interest share of our income from OmniMetrix was less than $1,000. Our net income in the three months ended September 30, 2021 was comprised of operating income at OmniMetrix of $266,000, offset by corporate expenses of $241,000 and $2,000 attributed to the non-controlling interest share of our income in OmniMetrix.

Liquidity and Capital Resources

At September 30, 2022, we had negative working capital of $540,000. Our working capital includes $1,124,000 of cash and deferred revenue of $3,903,000. The deferred revenue does not require significant cash outlay for the revenue to be recognized. Net cash decreased during the nine months ended September 30, 2022 by $598,000, of which $311,000 was used in operating activities, $292,000 was used in investing activities and $5,000 was provided by financing activities.

During the first nine months of 2022, the Company’s OmniMetrix, LLC subsidiary provided $516,000 from operations while the Company’s corporate headquarters used $827,000 during the same period.

During the nine months ended September 30, 2022, we invested $286,000 in technology, primarily in the design of our new cloud server environment as well as investments in new hardware and software upgrades. In addition, we had other capital expenditures of $6,000 related to patent filings and minor leasehold improvements.

Other Liquidity Matters

OmniMetrix owes Acorn $3,770,000 for loans, accrued interest and expenses advanced to it by Acorn. OmniMetrix made repayments to Acorn of $780,000 in the first nine months of 2022 offset by interest, dividends and other advances of $333,000 in the aggregate.

As of November 8, 2022, we had cash of $967,000 and accounts receivable of $1,334,000. We believe that such cash, plus the cash generated from accounts receivable collections and operations, will provide sufficient liquidity to finance the operating activities of Acorn and OmniMetrix at their current level of operations for the foreseeable future and for the twelve months from the issuance of these unaudited condensed consolidated financial statements in particular. We may, at some point, elect to obtain a new line of credit or other source of financing to fund additional investments in the business.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of September 30, 2022.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Twelve Month Periods Ending September 30, (in thousands)
	Total	2023	2024-2025	2026-2027	2028 and thereafter
Software agreements	$13	$13	$—	$—	$—
Operating leases	388	127	261	—	—
Contractual services	11	8	3	—	—
Total contractual cash obligations	$412	$148	$264	$—	$—

The Company also has $786,000 in open purchase order commitments payable through April 2023.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

COVID-19 Risk

As discussed under the caption “Risk Factors” in our 10-K report for the year ended December 31, 2021, the COVID-19 pandemic could substantially interfere with general commercial activity related to our supply chain and customer base, which could have a material adverse effect on our financial condition, results of operations, business, or prospects. Some of the electronic devices and hardware we purchase, like antennas, radios, and GPS modules are very specific to our application, and there are not likely to be practical alternatives. In some cases, our circuit boards were designed around specific electronic hardware that met our specifications. We continue to work closely with our contract manufacturers and suppliers in order to mitigate, as much as possible, the risks to our supply chain for these critical devices and hardware, including identifying any lead-time issues and any potential alternate sources. We also continue to examine all currently open purchase orders in an effort to identify whether we need to issue additional orders to secure product that is critical, already has questionable lead times and/or is unique to our requirements. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations. Further, if our customers’ businesses are similarly affected as a result of the pandemic, they might delay or reduce purchases from us, which could adversely affect our results of operations.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. Our cash was deposited with a U.S. bank and amounted to $1,124,000 at September 30, 2022. We do not believe there is significant risk of non-performance by these counterparties. For the three-month period ended September 30, 2022, there was one customer that represented 22% of total invoice sales. For the nine-month period ended September 30, 2022, we did not have any customers that represented greater than 10% of our total invoiced sales. One customer represented 39% of our accounts receivable at September 30, 2022. This was due to a large volume of equipment purchases from one commercial/industrial customer during the month of September 2022. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6.	EXHIBITS.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-Q for the quarter ended September 30, 2022, filed on November 10, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACORN ENERGY, INC.

Dated: November 10, 2022

	By:	/s/ TRACY S. CLIFFORD
Tracy S. Clifford
Chief Financial Officer

