Form 10-K
period 2022-12-31
ACORN ENERGY, INC.
filed 2023-03-16
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022	Commission file number: 001-33886

ACORN ENERGY, INC.

(Exact name of registrant as specified in charter)

Delaware	22-2786081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 N West Street, Suite 1200, Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)

410-654-3315

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of the last day of the second fiscal quarter of 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $14.5  million based on the closing sale price on that date as reported on the OTCQB marketplace. As of March 14, 2023, there were 39,757,589  shares of Common Stock, $0.01 par value per share, outstanding.

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

PART I

ITEM 1. BUSINESS

OVERVIEW

Acorn Energy, Inc. and its subsidiaries, OMX Holdings, Inc. and OmniMetrix, LLC (collectively, “Acorn” or “the Company”) is a Delaware corporation which is a holding company focused on technology driven solutions for energy infrastructure asset management. We provide the following products and Internet of Things (“IoT”) applications and services through our OmniMetrix, LLC (“OmniMetrix”) subsidiary:

●	Power Generation (“PG”) monitoring. OmniMetrix’s PG services provide wireless remote monitoring and control systems and IoT applications for residential and commercial/industrial power generation equipment. This includes our AIRGuard product, which remotely monitors and controls industrial air compressors and our Smart Annunciator product which is typically sold to commercial customers that require a visual representation of the generator’s status and has a touch-screen display that indicates the current state of that generator.

●	Cathodic Protection (“CP”) monitoring. OmniMetrix’s CP services provide remote monitoring and control products for cathodic protection systems on oil and gas pipelines serving the gas utilities market and pipeline operators. The CP product lineup includes solutions to remotely monitor and control rectifiers, test stations and bonds. OmniMetrix also offers the industry’s first RADTM (Remote AC Mitigation Disconnect) that mounts onto existing Solid-state Decouplers in the field and can remotely disconnect/connect these AC mitigation tools which can drastically reduce a company’s expense while increasing employee safety.

During 2022, each of our PG and CP activities represented a reportable segment.

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

	Year ended December 31, 2022
	OmniMetrix	Acorn	Total
Revenues	$7,000	$—	$7,000
Cost of sales	1,929	—	1,929
Gross profit	5,071	—	5,071
Gross profit margin	72%		72%
R&D expenses	845	—	845
Selling, general and administrative expenses	3,845	959	4,804
Impairment of software	51	—	51
Operating income (loss)	$330	$(959)	$(629)

	Year ended December 31, 2021
	OmniMetrix	Acorn	Total
Revenues	$6,776	$—	$6,776
Cost of sales	1,877	—	1,877
Gross profit	4,899	—	4,899
Gross profit margin	72%		72%
R&D expenses	739	—	739
Selling, general and administrative expenses	3,235	933	4,168
Operating income (loss)	$925	$(933)	$(8)

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

Following the emergence of IoT applications whereby companies aggregate multiple sensors and monitors into a simplified dashboard for customers, OmniMetrix believes it plays a key role in this economic ecosystem. In addition, OmniMetrix continues to see a rapidly growing need for backup power infrastructure to secure critical military, government, and private sector assets against emergency events including terrorist attacks, natural disasters, demand response and cybersecurity threats. Residential and industrial standby generators, turbines, compressors, pumps, pumpjacks, light towers and other industrial equipment are part of the critical infrastructure increasingly being monitored in IoT applications. OmniMetrix solutions monitor critical equipment used by cell towers, manufacturing plants, medical facilities, data centers, retail stores, public transportation systems, energy distribution and federal, state and municipal government facilities, in addition to residential back-up generators. Given that OmniMetrix monitors all major brands of critical equipment and continues to invest in research and development in response to customer and potential customer feedback, OmniMetrix is well-positioned to grow its customer base and expand its product offerings in this market.

Products & Services

In the PG segment, OmniMetrix sells a line of devices and services built on our baseline TrueGuard wireless remote monitor. These devices are broadly applicable across all brands and models of emergency power generators and industrial engine applications. The TrueGuard product family connects directly to the engine’s control panel and captures all data flowing through the control panel. As a result, the product provides the ability to identify whether an emergency generator is capable of operating as expected. OmniMetrix also sells our AIRGuard product which remotely monitors and controls industrial air compressors and our Smart Annunciator product which is typically sold to commercial customers that require a visual representation of the generator’s status and has a large touch-screen display.

In the CP segment, OmniMetrix offers three primary product lines: the Hero 2 Rectifier Monitor, the Patriot Plus Test Station Monitor, and the RADTM (Remote AC Mitigation Disconnect). All of these products are used to monitor cathodic protection systems, a process which reduces rust and corrosion on pipelines used to transport natural gas. As the name suggests, the Hero 2 Rectifier Monitor product monitors and controls the operation of the rectifiers, which are a critical component in the effort to prevent corrosion and are also the most common point of failure in the pipeline system. The Patriot Plus Test Station Monitor is also used to provide data points along the pipeline segment powered by the rectifier including AC current density. The industry’s first and patented RAD mounts onto existing Solid-state Decouplers in the field and can remotely disconnect/connect these AC mitigation tools which drastically reduces company expense while increasing employee safety.

Customers and Markets

At its core, the OmniMetrix family of PG monitors (TrueGuard PRO and TrueGuard 2) can remotely monitor and control a variety of industrial engine applications, including engines, standby generators, air and gas compressors, fire pumps, batteries, turbines, pumps and other equipment. Early in the company’s history, a strategic decision was made to focus primarily on the standby power generation market. In the past several years, the company has expanded its focus to add several additional applications where it sees demand. Standby generator monitoring is part of the IoT ecosystem, whereby multiple sensing and monitoring devices are aggregated into one simple dashboard for customers.

As OmniMetrix can monitor and control all major brands of standby generators, it is well-positioned to compete in this market.

In the early stages of OmniMetrix’s PG product and market development, relatively unsophisticated generator controls and early generation cellular and satellite communication processes limited the applications to alarm delivery. Customers were notified that some event had taken place after the fact. There was no diagnostic data opportunity, but service organizations could, at best, practice a reactive service approach.

With the advent of second-generation cellular systems and newer, computerized engine controls, OmniMetrix migrated to a design point of collecting large amounts of performance data from remote machinery, allowing service organizations to perform diagnostics on equipment before dispatching service. These enhanced control panels allowed the service organization to put the right person in the right truck with the right parts to effect a one-trip or a zero-trip solution. At this phase, service organizations could be efficient, proactive, and provide a higher level of customer satisfaction. They could also manage more customers by using remote monitoring. Customers have provided OmniMetrix feedback telling how customer service teams are able to work “smarter” and more efficiently by going directly to sites with problems, thus increasing the value of their businesses.

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

Competition

OmniMetrix is a vertical market company, deeply focused on providing excellent customer experience and product and service designs for a complete end-to-end program for its customers. Having been the first provider of wireless remote monitoring systems for standby generators, the company has had the opportunity to mature its offering to a level not offered by others who compete in our two segments. This long experience working with key brand and project partners over the years has resulted in product offerings that are highly competitive.

There are two types of competitors in the PG marketplace:

(1)	Independent monitoring organizations (such as OmniMetrix) produce the monitoring systems, but not the equipment being monitored. Among these are companies such as Ayantra, FleetZOOM, Gen-Tracker, and PowerTelematics. The other competitors operate in the reactive “failure notification” mode described in the early stages of the OmniMetrix business model. These competitors position themselves in a lower-performance, lower-price quadrant of the market typically due to the lesser amount of data their products can collect from the generator’s control panel compared to OmniMetrix.

(2)	OEMs such as generator manufacturers or generator controls manufacturers that offer customer connectivity to their machinery. They offer a current generation connectivity replacing telephone dial-up modems that had been used in the past. Their offerings are limited to their own brands, so they do not fit into broad applications like the OmniMetrix products that service all brands. They are also generally designed for the machine owners’ use, in a reactive application.

We believe OmniMetrix has a well-established and well-defended position in the high-performance PG monitoring segment, due to its long history and numerous industry partner projects. While the execution of our aggressive sales strategy was interrupted by the impact of COVID-19, the company has resumed an aggressive sales effort into the market segment requiring less technology and lower price (including the extremely large residential generator market) as well as developing more sophisticated, diagnostic products and custom solutions for commercial and industrial clientele.

Within the CP marketplace, there are no OEM competitors, but there are several companies that provide monitoring capabilities similar to OmniMetrix such as Mobiltex Solutions, Abriox, Elecsys, and American Innovations. We believe that OmniMetrix systems provide greater functionality than these competitors, though those competitors are much larger and have greater resources, potentially enabling better channel penetration than OmniMetrix can accomplish.

Intellectual Property

OmniMetrix has always focused on being the technology leader in its markets, and as a result has created many “industry firsts” and “trade secrets”. Initially, the company only pursued patents on the most valuable processes and systems and otherwise made public disclosure of many processes to prevent others from making later patent claims on those items. Nonetheless, OmniMetrix has four issued valid patents. Furthermore, the company has agreements with its employees and consultants which establish certain non-disclosure and, in some cases, non-compete, requirements. OmniMetrix continually evaluates whether and how to best protect its intellectual property, but there can be no assurance that its efforts will be successful in all cases.

Facilities

OmniMetrix’s activities are currently conducted in 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia, under a lease that expires September 30, 2025. On July 6, 2021, the Company entered into an agreement with King Industrial Realty, Inc., to sublease from the Company 1,900 square feet of unused office space. The sublease commenced on October 1, 2021 and will run through September 30, 2025, which is the end of the Company’s lease term with its landlord.

BACKLOG

As of December 31, 2022, OmniMetrix had a backlog of $6.2 million, primarily comprised of deferred revenue, of which $4.0 million is expected to be recognized as revenue in 2023. This compares to a backlog of $5.4 million at December 31, 2021.

RESEARCH AND DEVELOPMENT EXPENSE, NET

Research and development expense recorded for the years ended December 31, 2022 and 2021 for our OmniMetrix subsidiary is as follows (amounts in thousands of U.S. dollars):

	Years ended December 31,
	2022	2021
OmniMetrix	$845	$739

EMPLOYEES

At December 31, 2022, we had a total of 28 employees (all of whom were employed in the United States by OmniMetrix), of whom 26 were full-time and 2 were part-time. Our CEO, who also serves as acting CEO of OmniMetrix, and our CFO, who also serves as COO of OmniMetrix, are hired as consultants to us. OmniMetrix also has consultants that supplement our employed staff and provide monthly recurring services in human resources, accounting and information technology.

Eleven of OmniMetrix’s 28 employees are engaged in production, engineering and technical support, ten in marketing and sales and seven in finance and IT. We consider our relationship with our employees to be satisfactory. We have no collective bargaining agreements with any of our employees.

ADDITIONAL FINANCIAL INFORMATION

For additional financial information regarding our operating segments, foreign and domestic operations and sales, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 11 and 12 to our Consolidated Financial Statements included in this Annual Report.

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

GENERAL FACTORS

We have a history of operating losses and have used significant amounts of cash for operations and to fund our investments.

Although we have had several consecutive quarters of profitability at our OmniMetrix subsidiary, we have had a history of losses from our OmniMetrix subsidiary plus corporate overhead and have used significant amounts of cash to fund our operating activities over the years.

While we believe we have sufficient cash to finance our operations  for at least twelve months from the issuance of the consolidated financial statements contained in this Annual Report, we may need to seek additional sources of funding for long-term corporate costs or if OmniMetrix were not to grow at the rate anticipated and needed additional funds for their operations. Additional sources of funding may include additional loans from related and/or non-related parties, partial sale of, or finding a strategic partner for, OmniMetrix or equity financing. There can be no assurance additional funding will be available at acceptable terms or that we will be able to successfully utilize any of these possible sources to provide additional liquidity.

We depend on key management for the success of our business.

Our success is largely dependent on the skills, experience and efforts of our senior management team, including Jan Loeb, CEO of Acorn and Acting CEO of OmniMetrix, who beneficially owns approximately 20.5% of the Company’s stock, Tracy Clifford, CFO of Acorn and COO of OmniMetrix , and Harold Jarrett, our CTO. The loss of the services of any of these key managers could materially harm our business, financial condition, future results and cash flow. We do not maintain “key person” life insurance policies on any members of senior management. We may also not be able to locate or employ on acceptable terms qualified replacements for our senior management if their services were no longer available.

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

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest and limit the marketability of our common stock; however, we have the option to execute a reverse split which could mitigate this issue.

Compliance with changing regulations of corporate governance, public disclosure and financial accounting standards may result in additional expenses and affect our reported results of operations.

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

Part of our business plan includes the acquisition of new companies either as new platform companies or complimentary companies. Any failure to effectively integrate any future acquisition’s management into our controls, systems and procedures could materially adversely affect our business, results of operations, financial condition and cash flow.

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

We have reported material weaknesses in internal controls over financial reporting as of December 31, 2022 and we cannot assure you that additional material weaknesses will not be identified in the future or that we can effectively remediate our reported weaknesses. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our consolidated financial statements that could require a restatement, or our filings may not be timely, and investors may lose confidence in our reported financial information.

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

We rely on a combination of patents, trademarks, copyrights, trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our ability to compete effectively will depend, in part, on our ability to protect our proprietary technology, systems’ designs and manufacturing processes. The ability of others to use our intellectual property could allow them to duplicate the benefits of our products and reduce our competitive advantage. In the future, should we apply for new patents, we do not know whether any of our pending patent applications will be issued or, in the case of patents issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes. Further, a patent issued covering one use of our technology may not be broad enough to cover uses of that technology in other business areas. Even if all our patent applications are issued and are sufficiently broad, they may be challenged or invalidated, or our competitors may independently develop or patent technologies or processes that are equivalent or superior to ours. We could incur substantial costs in prosecuting patent and other intellectual property infringement suits and defending the validity of our patents and other intellectual property. While we have attempted to safeguard and maintain our property rights, we do not know whether we have been or will be completely successful in doing so. These actions could place our patents, trademarks and other intellectual property rights at risk and could result in the loss of patent, trademark or other intellectual property rights protection for the products, systems and services on which our business strategy partly depends. Furthermore, it is not practical from a cost/benefit perspective to file for patent or trademark protection in every jurisdiction where we now or in the future may conduct business. In those territories where we do not have the benefit of patent or trademark protections, our competitors may be able to prevent us from selling our products or otherwise limit our ability to advertise under our established product names and we may face risks associated with infringement litigation as discussed below.

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

As part of our business operations, we maintain insurance as a corporate risk management strategy. Insurance products are impacted by market fluctuations and can become expensive and sometimes very difficult to obtain. There can be no assurance that we can secure all necessary or appropriate insurance at affordable prices for the required limits. Our failure to obtain such insurance could lead to uninsured losses that could have a material adverse effect on our results of operations or financial condition or cause us to be out of compliance with our contractual obligations.

We may in the future be involved in product liability and product warranty claims relating to the products we manufacture and distribute that, if adversely determined, could adversely affect our financial condition, results of operations, and cash flows. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in our products and our company. While insurance can mitigate some of this risk, due to our current size and operating history, we have been unable to obtain product liability insurance with significant coverage. Our customers may no longer accept the terms we have been able to procure and seek to terminate our existing contracts or cease to do business with us.

Our financial instruments could subject us to concentrations of credit risk.

Our financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and trade accounts receivable. Our cash was deposited with a U.S. bank and amounted to $1,450,000 at December 31, 2022. We had one customer that represented 12% of the accounts receivable at December 31, 2022. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising our customer base. Although we do not believe there is significant risk of non-performance by these counterparties, any failures or defaults on their part could negatively impact the value of our financial instruments and could have a material adverse effect on our business, operations or financial condition.

We are dependent on information technology and our systems and infrastructure face certain risks, including from cybersecurity breaches and data leakage.

We rely extensively on information technology systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used for third-parties or their vendors, to assist in conducting our business. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction or modification of confidential information stored in our, or our third-party providers’ systems, portable media or storage devices. We could also experience a business interruption, theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. As the COVID-19 pandemic progressed, there was an increase in cybersecurity incidents across all industries, predominantly ransomware and social engineering attacks. Further, government entities have also been the subject of cyberattacks. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication and intensity, and due to the nature of some of these attacks, there is also a risk that they may remain undetected for a period of time. We have invested in industry-appropriate protections and monitoring practices of our data and IT to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. While we have purchased cybersecurity insurance, there are no assurances that the coverage would be adequate in relation to any incurred losses. Moreover, as cyber-attacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as appropriate for our operations. There can be no assurance that our continuing efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems that could adversely affect our business.

The COVID-19 pandemic could negatively affect various aspects of our business, including our workforce and supply chain, and make it more difficult and expensive to meet our obligations to our customers, and could result in reduced demand from our customers.

As a result of the COVID-19 pandemic, businesses can be shut down, supply chains can be interrupted, slowed, or rendered inoperable, and individuals can become ill, quarantined, or otherwise unable to work and/or travel. The full extent to which the COVID-19 pandemic may affect our results of operations, financial condition and cash flows will depend on future developments that are highly uncertain.

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

Although OmniMetrix realized an operating profit of $330,000 in 2022 and $925,000 in 2021, OmniMetrix has a history of incurring operating losses since it was acquired by Acorn in 2012. While OmniMetrix has significantly reduced its losses and its cash needs from us and we expect positive cash flow from its operations in 2023, we can provide no assurance that OmniMetrix will be able to generate sufficient revenues to allow it to sustain profitability and to have sustained positive cash flows.

An increase in customer terminations would negatively affect our business by reducing OmniMetrix’s revenue or requiring us to spend more money to grow our customer base.

Non-renewals or other monitoring service terminations could increase in the future due to customer dissatisfaction with our products and services, increased competition from other providers or alternative technologies.

If we have an increase in our non-renewal rate, we will have to acquire new customers on an ongoing basis just to maintain our existing level of customers and revenues. As a result, marketing expenditures are an ongoing requirement of our business. We incur significant costs to acquire new customers, and those costs are an important factor in determining our net profitability. Therefore, if we are unsuccessful in retaining customers or are required to spend significant amounts to acquire new customers, our revenue could decrease and/or our operating results could be affected.

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

Although OmniMetrix is not expected to need funding from us in 2023 to support its growth and working capital needs, OmniMetrix has historically been dependent on Acorn’s ability and willingness to provide funding to support its business and growth strategy. As of December 31, 2022, OmniMetrix owes Acorn $3,677,000 from such funding support which includes accrued dividends of $266,000, a loan in the principal amount of $2,985,000 and accrued interest and other advances of $426,000. During 2022, the intercompany amount due to Acorn from OmniMetrix decreased by $540,000. This included repayments of $985,000 offset by interest of $179,000, dividends of $76,000 due to Acorn and $190,000 in shared expenses paid by Acorn. During 2021, the intercompany amount due to Acorn from OmniMetrix decreased by $359,000. This included repayments of $677,000 offset by interest of $194,000, dividends of $76,000 due to Acorn and $48,000 in shared expenses paid by Acorn.

We have no assurance that current cash balances plus cash flow from operations will provide sufficient liquidity for OmniMetrix’s working capital needs in 2023. Additional financing for OmniMetrix may be in the form of a bank line, a new loan or investment by others, a loan by Acorn, or a combination of the above. The availability and amount of any additional loans from us to OmniMetrix may be limited by the working capital needs of our corporate activities. Whether Acorn will have the resources necessary to provide funding, or whether alternative funds, such as third-party loans or investments, will be available at the time and on terms acceptable to Acorn and OmniMetrix cannot be determined at this time.

OmniMetrix sells equipment and services which monitor third-party products, thus its revenues are dependent on the continued sales of such third-party products.

OmniMetrix’s end-user customer base is comprised exclusively of parties who have chosen to purchase either generators or construct gas pipelines. OmniMetrix has no ability to control the rate at which new generators or cathodic protection systems are acquired. If purchases of such products decline, the associated need for OmniMetrix’s products and services would be expected to decline as well.

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

The efficient operation of OmniMetrix’s business is dependent on its information technology systems. In addition, OmniMetrix’s ability to assist customers in analyzing data related to the performance of such customers’ power and cathodic protection monitoring systems is an important component of its customer value proposition. OmniMetrix utilizes Microsoft Azure cloud-hosted data servers utilizing accepted data and power monitoring and protection processes, but whether a data loss can be avoided cannot be assured in every case. OmniMetrix’s information technology systems are vulnerable to damage or interruption from natural disasters, sabotage (including theft and attacks by computer viruses or hackers), power outages, and computer systems, Internet, telecommunications or data network failure. Any interruption of OmniMetrix’s information technology systems could result in decreased revenue, increased expenses, increased capital expenditures, customer dissatisfaction and potential lawsuits, any of which could have a material adverse effect on its results of operations and financial condition.

RISKS RELATED TO OUR SECURITIES

Our stock price is highly volatile and we do not expect to pay dividends on shares of our common stock for the foreseeable future. Investors may never obtain a return on their investment.

The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. During 2022, our common stock traded at prices as low as $0.26 and as high as $0.63 per share. Fluctuations in our stock price may continue to occur in response to various factors, many of which we cannot control, including:

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

Our share price may decline due to the large number of shares of our common stock eligible for future sale in the public market including shares underlying options.

Almost all of our outstanding shares of common stock are, or could upon exercise of options become, eligible for sale in the public market as described below. Sales of a substantial number of shares of our common stock in the public market, or the possibility of these sales, may adversely affect our stock price.

As of March 14, 2023, 39,757,589 shares of our common stock were issued and outstanding. As of that date we had 835,251 options outstanding and exercisable with a weighted average exercise price of $0.41 per share, which if exercised would result in the issuance of additional shares of our common stock. In addition to the options noted above, at March 14, 2023, there were 170,205 options outstanding that have not yet vested and are not yet exercisable.

Substantially all of our currently outstanding shares and shares issuable under our outstanding options are or would be freely tradable.

We may have to offer additional securities for sale in the near future.

As of March 14, 2023, we had consolidated cash of $1,480,000 which we believe is sufficient for at least the next twelve months. Despite this, we may ultimately not have sufficient cash to allow us to execute our plans, and the occurrence of one or more unanticipated events may require us to make significant expenditures. Accordingly, we may need to raise additional amounts to finance our operations. If we were to do so by selling shares of our common stock and/or other securities convertible into shares of our common stock, current investors may incur dilution in the value of their shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

OmniMetrix’s activities are currently conducted in approximately 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia, under a lease that expires on September 30, 2025. The annual total rent payment was $124,000 in 2022 and $118,000 in 2021. For 2023, the annual total rent payment will be $125,000. OmniMetrix is currently utilizing only a portion of these leased facilities and expects to grow into a portion of the currently unused space.

On July 6, 2021, the Company entered into an agreement with King Industrial Realty, Inc. to sublease from the Company 1,900 square feet of the unused office space for a monthly sublease payment of $2,375 which includes the base rent plus a pro-rata share of utilities, property taxes and insurance. Fifty percent of any excess rent received above the per square foot amount that the Company pays will be remitted to the Company’s landlord less the allocation of any shared expenses and leasehold improvements specific to the sublease. As of December 31, 2022, after the offset of the investment in leasehold improvements and other expenses related to the sublease, the Company owes its landlord $6,000 for its share of the sublease profit since the lease commencement. The estimated amount the Company expects to remit to the landlord each year of the sublease subsequent to December 31, 2022 is $6,100 per year. The sublease commenced on October 1, 2021 and will run through September 30, 2025 which is the end of the Company’s lease term with its landlord. Below are the future payments expected under the sublease net of the estimated annual service cost of $2,220 (gross of the estimated amount we expect to remit to our landlord):

2022
2023	$26,000
2024	26,000
2025	20,000
Total undiscounted cash flows	$72,000

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded under the symbol “ACFN” on the OTCQB marketplace. You should be aware that over-the-counter market quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Holders

As of March 14, 2023, the last reported sales price of our common stock on the OTCQB marketplace was $0.37, there were 69 record holders of our common stock and we estimate that there were approximately 4,000 beneficial owners of our common stock.

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

All dollar amounts in the discussion below are rounded to the nearest thousand and, thus, are approximate.

We currently operate in two reportable operating segments, both of which are performed through our OmniMetrix subsidiary:

●	The PG segment which provides wireless remote monitoring and control systems and IoT applications for residential and commercial/industrial power generation equipment. This includes our AIRGuard product, which remotely monitors and controls industrial air compressors and our Smart Annunciator product which is typically sold to commercial customers that require a visual representation of the generator’s status and has a touch-screen display that indicates the current state of that generator; and

●	The CP segment which provides remote monitoring and control products for cathodic protection systems on oil and gas pipelines serving the gas utilities market and pipeline operators. The CP product lineup includes solutions to remotely monitor and control rectifiers, test stations and bonds. OmniMetrix also offers the industry’s first RADTM (Remote AC Mitigation Disconnect) that mounts onto existing Solid-state Decouplers in the field and can remotely disconnect/connect these AC mitigation tools which can drastically reduce a company’s expense while increasing employee safety.

The following analysis should be read together with the segment information provided in Notes 11 and 12 to our consolidated financial statements included in this report.

OmniMetrix

Following the emergence of machine-to-machine (“M2M”) and IoT applications whereby companies aggregate multiple sensors and monitors into a simplified dashboard for customers, OmniMetrix believes it plays a key role in this economic ecosystem. In addition, OmniMetrix continues to see a growing need for backup power infrastructure to secure critical military, government, and private sector assets against emergency events including terrorist attacks, natural disasters, and cybersecurity threats. Residential, commercial and industrial standby generators, turbines, compressors, pumps, pumpjacks, light towers and other industrial equipment are part of the critical infrastructure increasingly becoming monitored in IoT applications. OmniMetrix solutions monitor critical equipment used by cell towers, manufacturing plants, medical facilities, data centers, retail stores, public transportation systems, energy distribution and federal, state and municipal government facilities, in addition to residential back-up generators. Given that OmniMetrix monitors all major brands of critical equipment and continues to invest in research and development in response to customer and potential customer feedback, OmniMetrix remains well-positioned as a competitive participant in this market to continue to grow its customer base and expand its product offerings.

Intercompany

During 2022, the intercompany amount due to Acorn from OmniMetrix decreased by $540,000. This included repayments of $985,000 offset by interest of $179,000, dividends of $76,000 due to Acorn and $190,000 in shared expenses paid by Acorn. During 2021, the intercompany amount due to Acorn from OmniMetrix decreased by approximately $359,000. This included repayments of approximately $677,000 offset by interest of approximately $194,000, dividends of $76,000 due to Acorn and approximately $48,000 in shared expenses paid by Acorn. We believe that OmniMetrix will not need working capital support in 2023. However, we have no assurance that this will be the case. Additional financing for OmniMetrix may be in the form of a bank line, a new loan or investment by others, an equity raise by Acorn which could then facilitate a loan by Acorn to OmniMetrix, or a combination of the above. The availability and amount of any additional loans from Acorn to OmniMetrix may be limited by the working capital needs of our corporate activities. Whether Acorn will have the resources necessary to provide funding, or whether alternative funds, such as third-party loans or investments, will be available at the time and on terms acceptable to Acorn and OmniMetrix cannot be determined at this time.

As of March 14, 2023, Acorn’s corporate operations (excluding cash at our OmniMetrix subsidiary) held a total of $1,480,000 in cash.

Other Matters

On March 2, 2023, 35,000 warrants that were set to expire on March 16, 2023 were exercised at an exercise price of $0.13 per share by our Chief Executive Officer.

On February 27, 2023, 10,000 options in the aggregate were issued to the Director of Software Development and Technology with an exercise price of $0.41 and that vested in equal increments over three years on the anniversary date of the grant, valued at $3,000 in the aggregate.

On January 3, 2023, 30,000 options in the aggregate were issued to directors with an exercise price of $0.35 and that vested in equal increments on January 1, 2023, April 1, 2023, July 1, 2023 and October 1, 2023, valued at $9,000 in the aggregate.

On January 1, 2023, 35,000 options were issued to the CEO with an exercise price of $0.35 and that vest in equal increments on January 1, 2023, April 1, 2023, July 1, 2023 and October 1, 2023 valued at $9,000.

On November 22, 2022, 10,000 vested options were exercised by a board member with an exercise price of $0.14 per share or $1,400 in the aggregate. These options had an expiration date of January 1, 2023.

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

In July 2022, we announced a partnership between OmniMetrix, CPower Energy Management (“CPower”), and Power Solutions Specialists TX (“PSS”) designed to help homeowners that install next-generation standby generators to earn compensation for offering grid relief, known as “demand response,” to the Electric Reliability Council of Texas (“ERCOT”). CPower’s demand response solutions, combined with OmniMetrix’s remote control capabilities, allow the shifting of electricity production to PSS’s best-in-class residential standby generators for a few hours each year when the grid is stressed or ERCOT energy pricing is high, without the homeowner needing to take any action. Homeowners are compensated for signing up and possibly supplying grid offload by running their generators for up to 12 hours per year. We do not expect this partnership to begin generating revenue until late 2023.

On August 19, 2019, we entered into an agreement with a software development partner to create and license to us a new software platform and application. Pursuant to this agreement, we paid this partner equal monthly payments over the first seven months of the term of the agreement equal to $200,000 in the aggregate. We will also pay the partner (i) a per-sensor monitoring fee for each sensor connected to the developed technology, or (ii) a percentage of any revenue received above a specified amount per sensor monitored per month, in gas applications only. Commencing on January 1, 2021, we paid the partner a quarterly licensing fee of $12,500 which was renegotiated to $4,450 effective October 1, 2021. The per-sensor monitoring fees have not yet commenced. The initial term of this agreement ended on August 19, 2022 and would have automatically renewed for an additional year, but we delivered a written notice of termination to the other party sixty days prior to the end of the initial term. We are currently on a month-to-month arrangement paying a monthly licensing fee of $1,500, and are working with the software development partner to negotiate more favorable terms for future periods.

We entered into a new agreement effective May 1, 2020 for data hosting services, replacing an expiring agreement with the same vendor. The agreement had a twelve-month term. In January 2021, we elected to renew this agreement for an additional twelve months under the same terms, extending the agreement to April 30, 2022. We did not extend this agreement for an additional one-year term beyond the expiration of the previous term on April 30, 2022 and were under a month-to-month arrangement which we terminated effective September 30, 2022. Under the applicable data hosting services agreements, we paid $110,000 and $158,000 in the years ended December 31, 2022 and 2021, respectively.

On March 17, 2021, we entered into a master services agreement for the development of a new user interface for our customer data portal. The cost of this project is $126,000 in design and development services ($14,000 was paid at the commencement of this project and three equal installments of $23,000 were paid monthly starting in July 2021 with the fourth and final installment to be paid upon completion and launch of the new interface). This project is substantially completed and the launch of the new customer portal is expected to occur in the first half of 2023. We expect to incur additional costs to execute the launch plan for the interface and to develop the corresponding mobile application. The cost of the design project is capitalized, and amortization will begin once the new interface is completed and ready to deploy.

The master services agreement also covers the design, set-up and deployment of a new Microsoft Azure cloud infrastructure to host our OmniView data servers, which replaced our previous Peak 10 datacenter hosting environment. The new infrastructure provides a more modern, agile and cost-effective environment in which to grow our IoT connections and services. We invested $272,000 in this initiative during the year ended December 31, 2022 and $166,000 during the year ended December 31, 2021. The new Microsoft Azure cloud infrastructure environment was completed and launched on May 1, 2022. The cost of this project was capitalized, and amortization over an estimated useful life of seven years began on May 1, 2022.

CRITICAL ACCOUNTING POLICIES

The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The following discussion of critical accounting policies represents our attempt to report on those accounting policies, which we believe are critical to our consolidated financial statements and other financial disclosures. It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in Note 2 of the Notes to the Consolidated Financial Statements included in this Annual Report. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which the selection of an available alternative policy would not produce a materially different result.

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

For our Acorn options, the expected volatility factor used to value stock options in 2022 was based on the historical volatility of the market price of our common stock over a period equal to the expected term of the options. For the expected term of the option, we used an estimate of the expected option life based on historical experience. The risk-free interest rate used is based upon U.S. Treasury yields for a period consistent with the expected term of the options. We assumed no quarterly dividend rate. We recognize stock-based compensation expense on an accelerated basis over the requisite service period. Due to the numerous assumptions involved in calculating share-based compensation expense, the expense recognized in our consolidated financial statements may differ significantly from the value realized by employees on exercise of the share-based instruments. In accordance with the prescribed methodology, we do not adjust our recognized compensation expense to reflect these differences.

For the years ended December 31, 2022 and 2021, we incurred stock compensation expense with respect to options of $80,000 and $75,000, respectively.

See Note 8 to the consolidated financial statements for the assumptions used to calculate the fair value of share-based employee compensation for Acorn options.

RESULTS OF OPERATIONS

The selected consolidated statement of operations data for the years ended December 31, 2022 and 2021 and consolidated balance sheet data as of December 31, 2022 and 2021 has been derived from our audited consolidated financial statements included in this Annual Report.

This data should be read in conjunction with our consolidated financial statements and related notes included herein.

Selected Consolidated Statement of Operations Data:

	For the Years Ended December 31,
	2022	2021
	(in thousands, except per share data)
Revenue	$7,000	$6,776
Cost of sales	1,929	1,877
Gross profit	5,071	4,899
Research and development expenses	845	739
Selling, general and administrative expenses	4,804	4,168
Impairment of software	51	—
Operating loss	(629)	(8)
Finance expense, net	(2)	(5)
Loss before income taxes	(631)	(13)
Income tax expense	—	—
Net loss after income taxes	(631)	(13)
Non-controlling interest share of loss	(2)	(8)
Net loss attributable to Acorn Energy, Inc. stockholders	$(633)	$(21)
Basic and diluted net loss per share attributable to Acorn Energy, Inc. stockholders:
Net loss per share attributable to Acorn Energy, Inc. stockholders – basic and diluted	$(0.02)	$(0.00)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. stockholders – basic	39,698	39,688
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. stockholders – diluted	39,698	39,688

The following table sets forth certain information with respect to revenues and profits of our reportable business segments for the years ended December 31, 2022 and 2021 (dollars in thousands), including the percentages of revenues attributable to such segments. (See Note 11 to our consolidated financial statements for the definitions of our reporting segments).

	PG	CP	Total
Year ended December 31, 2022:
Revenues from customers	$5,894	$1,106	$7,000
Percentage of total revenues from customers	84%	16%	100%
Segment gross profit	4,426	645	5,071

Year ended December 31, 2021:
Revenues from customers	$5,787	$989	$6,776
Percentage of total revenues from customers	85%	15%	100%
Segment gross profit	4,328	571	4,899

2022 COMPARED TO 2021

Revenue. In 2022, OmniMetrix recorded total revenue of $7,000,000, as compared to total revenue of $6,776,000 in 2021, for an increase of $224,000 (3%). As previously stated, OmniMetrix has two divisions: PG and CP. The PG segment includes our monitoring device for generators, industrial air compressors and our annunciator products. The CP segment includes our monitoring device for cathodic protection systems on gas pipelines serving the gas utilities market and pipeline operators. In 2022, revenue of $5,894,000 was attributed to the PG segment and revenue of $1,106,000 was attributed to the CP segment, as compared to the 2021 revenue of $5,787,000 that was attributed to the PG segment and $989,000 that was attributed to the CP segment. Increased revenue in PG was due to an increase in hardware revenue. During the year ended December 31, 2021, we recorded $112,000 in revenue from the sale of custom TG Pro units that were designed to large customer specifications and monitored by the customer; thus, the revenue was not deferred. We did not have any custom unit orders in the year ended December 31, 2022. The PG hardware revenue during the year ended December 31, 2021, excluding the revenue from the sale of the custom units, was $1,906,000 compared to $2,234,000 during the year ended December 31, 2022; thus, the increase in PG hardware revenue excluding the custom units was 17%. We also had an increase in CP hardware revenue of $126,000 (17%) from $728,000 during the year ended December 31, 2021 to $854,000 during the year ended December 31, 2022. The overall increase in hardware revenue was due to a higher percentage of commercial and industrial (C&I) customers in our customer mix for which the products have a higher price point versus residential (RESI) customers. With respect to the specific products, this increase was attributed to Hero-2 and TG Pro revenue and to a lesser extent TG-2 revenue in addition to engineering service income realized, offset by a decrease in revenue from the Hero-1, Patriot and TG-1 products. Monitoring revenue decreased $118,000 (3%) from $4,030,000 during the year ended December 31, 2021 to $3,912,000 during the year ended December 31, 2022. The decrease in monitoring revenue was due to the impact of the connections for which monitoring was discontinued as a result of sunsetting 3G technology in addition to certain monitoring rebates applied for two of our larger customers, one in CP and one in PG.

Gross profit. Gross profit was $5,071,000, reflecting a gross margin of 72% on revenue, in 2022 compared with a gross profit of $4,899,000, also reflecting a 72% gross margin on revenue, in 2021. Gross margin on hardware revenue for the year ended December 31, 2022 was 48% compared to 44% for the year ended December 31, 2021. Gross margin on monitoring revenue was 92% for the year ended December 31, 2022 compared to 91% for year ended December 31, 2021.

Research and development (“R&D”) expense. During 2022, OmniMetrix recorded $845,000 of R&D expense as compared to $739,000 in 2021, an increase of $106,000 (14%). The increase in R&D expense in 2022 is related to increases in wages and bonuses paid to our engineering personnel in 2022 and the expenses and materials paid to third-party consultants in the continued development of next-generation PG and CP products and exploration into new possible product lines. We expect a moderate increase in R&D expense for 2023 due to engineering salary increases granted effective October 1, 2022 and for continued investment in work on certain initiatives to redesign products and expand product lines to increase our level of innovation ahead of our competitors.

Selling, general and administrative (“SG&A”) expense. Consolidated SG&A expense in 2022 increased by $636,000 (15%), from $4,168,000 in 2021 to $4,804,000 in 2022. Corporate overhead increased by $26,000, from $933,000 in 2021 to $959,000 in 2022, due to increases in audit fees and investor relations expenses offset by a decrease in tax professional fees. OmniMetrix’s SG&A expense increased $610,000 (19%), from $3,235,000 in 2021 to $3,845,000 in 2022. This increase was primarily due to increases of (i) $248,000 in personnel expenses related to bonuses, promotional wage increases, staff additions and stock compensation expense, (ii) $212,000 in technology expenses related to technology consulting, amortization of technology investments and increased managed services expenses, (iii) $55,000 in sales commissions, (iv) $53,000 in travel related expenses, and (v) $45,000 increase in depreciation related to additional office equipment and computers purchased in 2021 and 2022 and a net decrease of $3,000 in other expense accounts. We anticipate that our annual SG&A costs in 2023 will increase by approximately 15% due to increasing wage and benefit expenses and due to our continuing investments in technology and operations.

During June 2022, we conducted an evaluation of the status of an ERP software customization project that had been initiated in July 2019 and was ongoing. As a result of this evaluation, we elected to terminate this project effective June 30, 2022 and recorded an impairment against the capitalized investment in this project of $51,000.

Finance expense, net. Finance expense in 2022 was $2,000, compared to $5,000 in 2021, primarily related to insurance financing arrangements.

Net loss attributable to Acorn Energy. We had a net loss attributable to Acorn of $633,000 in 2022 as compared to net loss attributable to Acorn of $21,000 in 2021. Our loss in 2022 is comprised of net income at OmniMetrix of $331,000, corporate expense of $962,000, offset by $2,000 representing the non-controlling interest share of our income in OmniMetrix. Our loss in 2021 is comprised of net income at OmniMetrix of $921,000, corporate expense of $934,000, offset by $8,000 representing the non-controlling interest share of our income in OmniMetrix.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2022, we had a negative working capital of $561,000. Our working capital includes $1,450,000 of cash and deferred revenue of $3,984,000. Such deferred revenue does not require a significant cash outlay for the revenue to be recognized. Total deferred revenue increased by $778,000, from $5,393,000 at December 31, 2021 to $6,171,000 at December 31, 2022, as a result of the increase in cash sales which we amortize over a three-year period in accordance with GAAP. Net cash decreased during the year ended December 31, 2022 by $272,000, of which $31,000 was provided by operating activities, $308,000 was used in investing activities, and $5,000 was provided by financing activities.

During the year ended December 31, 2022, our operating activities provided $31,000 of net cash. Our OmniMetrix subsidiary provided $916,000 from its operations while our corporate headquarters used $885,000 in its operating activities during the period. OmniMetrix’s inventory balance increased by $172,000 at December 31, 2022 as compared to December 31, 2021, due to our continuing efforts to mitigate the supply chain challenges and have adequate safety stock on hand. During the year ended December 31, 2021, our operating activities provided $132,000. Our OmniMetrix subsidiary provided $1,035,000 from its operations while our corporate headquarters used $903,000 in its operating activities during the same period.

During the year ended December 31, 2022, net cash of $308,000 was used in investing activities, primarily in our technology infrastructure. These investments were primarily related to the design of our new Azure cloud server environment, as well as investments in the development of our new user interface for our PG customers and hardware and software upgrades. Net cash of $324,000 was used in investing activities in 2021 which was also related to the technology investments in which we continued to invest in 2022.

Net cash of $5,000 was provided by financing activities during the year ended December 31, 2022 which represents proceeds from the exercise of stock options.

Net cash of $149,000 was used by financing activities during the year ended December 31, 2021 as repayments on our line of credit. We elected not to renew OmniMetrix’s line of credit and it expired in accordance with its terms on February 28, 2021. If we decide to pursue additional financing for OmniMetrix in the future, it may be in the form of a bank line, a new loan or investment by others, an equity raise by Acorn which could then facilitate a loan by Acorn to OmniMetrix, or a combination of the above. The availability and amount of any additional loans from Acorn to OmniMetrix may be limited by the working capital needs of our corporate activities. Whether Acorn will have the resources necessary to provide funding, or whether alternative funds, such as third-party loans or investments, will be available at the time and on terms acceptable to Acorn and OmniMetrix cannot be determined at this time.

Other Liquidity Matters

OmniMetrix owes Acorn $3,677,000 for loans, accrued interest and expenses advanced to it by Acorn. OmniMetrix has made monthly payments to Acorn of varying amounts since the second quarter of 2019. In 2022, OmniMetrix made payments to Acorn of $985,000 offset by interest of $179,000, dividends of $76,000 due to Acorn and $190,000 in shared expenses paid by Acorn. OmniMetrix will continue to make payments to Acorn against this balance as long as OmniMetrix is generating sufficient cash to allow such repayments. This intercompany balance is eliminated in consolidation.

We had $1,450,000 of cash on December 31, 2022, and $1,480,000 on March 14, 2023. We believe that such cash, plus the cash expected to be generated from operations, will provide sufficient liquidity to finance the operating activities of Acorn and OmniMetrix at their current level of operations for the twelve months from the issuance of these consolidated financial statements in particular. We may, at some point, elect to obtain a new line of credit or other source of financing to fund additional investments in the business.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of December 31, 2022.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Years Ending December 31, (in thousands)
	Total	2023	2024-2025	2026-2027
Software agreements	$32	$30	$2	$—
Operating leases*	357	128	229	—
Contractual services	35	34	1	—
Purchase obligations**	255	255	—	—
Total contractual cash obligations	$679	$447	$232	$—

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

Concentrations of Credit Risk

The Company’s financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company’s cash was deposited with a U.S. bank and amounted to $1,450,000 at December 31, 2022. The Company had one customer that represented 12% of its accounts receivable at December 31, 2022. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base. The Company does not believe there is significant risk of non-performance by these counterparties.

Interest Rate Risk

OmniMetrix has no interest rate risk related to debt since the Company paid off our credit line in February 2021.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, due to the material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2022.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based upon the document “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment and those criteria, management concluded that due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2022.

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

A material weakness is defined as a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness identified, however, did not result in any material misstatements of the Company’s consolidated financial statements and disclosures for any interim periods during, or for, the annual period ended December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth quarter ended December 31, 2022, that could significantly affect, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is certain information concerning the directors and certain officers of the Company:

Name	Age	Position
Jan H. Loeb	64	Director, President and Chief Executive Officer of Acorn Energy, Inc. and Acting CEO of OmniMetrix
Gary Mohr	64	Director and member of our Audit, Nominating and Compensation Committees
Michael F. Osterer	77	Director and member of our Audit, Nominating and Compensation Committees
Samuel M. Zentman	77	Director, Chairman of our Audit Committee and member of our Nominating and Compensation Committees
Tracy S. Clifford	54	Chief Financial Officer of Acorn Energy, Inc. and COO of OmniMetrix

Jan H. Loeb has served as our President and CEO since January 28, 2016 and as Acting CEO of OmniMetrix since December 1, 2019. He was appointed to our Board in August 2015 pursuant to the terms of our loan and security agreement with Leap Tide Capital Partners III, LLC (the “Leap Tide Loan Agreement”). He was also appointed to the Board of our then subsidiary DSIT in August 2015 pursuant to the terms of the Leap Tide Loan Agreement and held that position until the sale of our remaining interest in DSIT in February 2018. Mr. Loeb has more than 40 years of money management and investment banking experience. He has been the Managing Member of Leap Tide Capital Management LLC since 2007. From 2005 to 2007, he served as the President of Leap Tide’s predecessor, Leap Tide Capital Management Inc., which was formerly known as AmTrust Capital Management Inc. He served as a Portfolio Manager of Chesapeake Partners from February 2004 to January 2005. From January 2002 to December 2004, he served as Managing Director at Jefferies & Company, Inc. From 1994 to 2001, he served as Managing Director at Dresdner Kleinwort Wasserstein, Inc. (formerly Wasserstein Perella & Co., Inc.). He served as a Lead Director of American Pacific Corporation from July 8, 2013 to February 27, 2014, and also served as its Director from January 1997 to February 27, 2014. He served as an Independent Director of Pernix Therapeutics Holdings Inc. (formerly, Golf Trust of America, Inc.) from 2006 to August 31, 2011. He served as a Director of TAT Technologies, Ltd. from August 2009 to December 21, 2016. He served as a Director of Keweenaw Land Association, Ltd. from December 2016 until May 2019. He has served as President, Executive Chairman and board member of Novelstem International Corp since July 2018.

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

Michael F. Osterer was elected to the Board in August 2018 and is a member of our Audit, Compensation and Nominating Committees. He served as an advisor to our Board from October 2017 until his election as director. Since 1973, Mr. Osterer has served as Chairman of the Board of UE Systems, Incorporated, a leader in the field of plant asset reliability through ultrasound, which he founded in 1973. He also served as President of UE Systems from 1973 to 1985. Since 1987, Mr. Osterer has served as President of Libom Oil, an oil exploration, drilling and purchasing company, which he founded in 1987. He is the Acting Chairman of the Board of Radon Testing Corporation of America, Inc., which he founded in 1985 and where he served as President from 1985 through 1989. Mr. Osterer also founded Westchester Consultants, a general business consultancy nationally recognized for branding expertise of food products. He is on the Board of Directors of Fields of Peace. He served in the United States Air Force/Air National Guard, 105th Airborne Division, from 1964 through 1970. Mr. Osterer graduated from Fordham University with a BA in Social Sciences, Magna Cum Laude.

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

Tracy S. Clifford has served as the Company’s Chief Financial Officer since June 1, 2018 and as the COO of OmniMetrix since December 1, 2019. She serves in such positions pursuant to a Consulting Agreement between the Company and Tracy Clifford Consulting, LLC. Ms. Clifford is President and Owner of Tracy Clifford Consulting, LLC, through which she has been providing contract CFO/COO services and other advisory services and project engagements since June 2015. Between October 1999 and May 2015, she served as CFO, Principal Accounting Officer, Corporate Controller and Secretary for a publicly traded pharmaceutical company and a publicly traded REIT. Her prior experience includes accounting leadership positions at United Healthcare (Atlanta) and the North Broward Hospital District (Fort Lauderdale) and work on the audit team of Deloitte & Touche (Miami). Ms Clifford has served as a board member of Novelstem International Corp since July 2018. Ms. Clifford obtained a Bachelor of Science Degree in Accounting from the College of Charleston and a master’s degree in Business Administration with a concentration in Finance from Georgia State University. Ms. Clifford is a licensed CPA in the state of South Carolina and holds a Certification in the Fundamentals of Forensic Accounting from the AICPA.

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

Section 16(a) Beneficial Ownership Reporting Compliance; Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. These persons are also required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Further, we have implemented measures to ensure timely filing of Section 16(a) reports by our executive officers and directors. Based solely on our review of such forms or written representations from certain reporting persons, we believe that during 2022 our executive officers and directors complied with the filing requirements of Section 16(a) other than Jan H. Loeb, who filed a late Form 4 on January 3, 2023 to report purchases made on December 1, 2022, December 27, 2022 and December 28, 2022.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)		All Other Compensation ($)	Total ($)
Jan H. Loeb	2022	312,000	(3)	—	14,096	(6)	—	326,096
President and CEO of the Company and Acting CEO of OmniMetrix (1)	2021	312,000	(3)	—	11,550	(5)	—	323,550

Tracy S. Clifford	2022	210,000	(4)	—	15,949	(8)	—	225,949
CFO of the Company and COO of OmniMetrix (2)	2021	205,000	(4)	—	43,000	(7)	—	248,000

(1)	Mr. Loeb began serving as President and CEO of the Company on January 28, 2016 and as Acting CEO of OmniMetrix on December 1, 2019.
(2)	Ms. Clifford began serving as CFO of the Company on June 1, 2018 and as COO of OmniMetrix on December 1, 2019.

(3)	Represents the consulting fee paid for the provision of Mr. Loeb’s services to the Company as President and CEO of the Company and Acting CEO of OmniMetrix.
(4)	Represents the consulting fee paid for the provision of Ms. Clifford’s services as CFO of the Company and COO of OmniMetrix.
(5)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 35,000 options granted on February 2, 2021 with an exercise price of $0.48. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 0.26% (ii) an expected term of 3.61 years (iii) an assumed volatility of 102% and (iv) no dividends.
(6)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 35,000 options granted on January 1, 2022 with an exercise price of $0.63. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 1.07% (ii) an expected term of 3.69 years (iii) an assumed volatility of 94% and (iv) no dividends.
(7)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 100,000 options granted on May 10, 2021 with an exercise price of $0.62. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 0.6% (ii) an expected term of 4.0 years (iii) an assumed volatility of 100% and (iv) no dividends.
(8)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 50,000 options granted on June 1, 2022 with an exercise price of $0.44. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 2.9% (ii) an expected term of 3.69 years (iii) an assumed volatility of 93% and (iv) no dividends.

Executive Compensation for 2022 and 2021

Jan H. Loeb. On January 1, 2022, the Company entered into a new consulting agreement (the “2022 Consulting Agreement”) with Jan H. Loeb, extending its arrangements for compensation of Mr. Loeb for his services as President and CEO of the Company and as principle executive officer of the Company’s OmniMetrix subsidiary in the capacity of Acting CEO.

Pursuant to the 2022 Consulting Agreement, Mr. Loeb received cash compensation of $16,000 per month for service as President and CEO of the Company, and an additional $10,000 per month for service as Acting CEO of OmniMetrix. Mr. Loeb also received a grant of options on January 1, 2022, to purchase 35,000 shares of the Company’s common stock, which are exercisable at an exercise price equal to the December 31, 2021, closing price of the common stock of $0.63 per share. Twenty-five percent (25%) of the options were vested immediately; the remaining options vested in three equal increments on April 1, 2022, July 1, 2022 and October 1, 2022. The exercise period and other terms are otherwise substantially the same as the terms of the options granted by the Company to its outside directors.

The 2022 Consulting Agreement expired on December 31, 2022; the Company and Mr. Loeb have entered into a new Consulting Agreement for 2023 as described below.

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

Tracy S. Clifford. On June 1, 2018, Tracy S. Clifford was appointed CFO of the Company. Concurrent with the appointment of Ms. Clifford as CFO, the Company entered into a consulting arrangement for the provision of her services. She received cash compensation from January 1, 2021 through May 31, 2021, of $16,500 per month, and, effective June 1, 2021, $17,500 per month. On June 1, 2022, the Company entered into an Amended and Restated Consulting Agreement (the “New Consulting Agreement”) for the provision of Ms. Clifford’s services as both CFO of Acorn and COO of OmniMetrix. The New Consulting Agreement amends, restates and replaces in its entirety the Consulting Agreement dated as of June 1, 2018. The New Consulting Agreement began on June 1, 2022, has a one-year term, and automatically renews for an additional year upon the expiration of each one-year term unless earlier terminated as provided therein. Pursuant to the New Consulting Agreement, Ms. Clifford receives cash compensation of $17,500 per month, and received a grant on June 1, 2022 of options to purchase 50,000 shares of our common stock, with an exercise price of $0.44 per share, which was the closing price of the common stock on May 31, 2022. Twenty-five percent (25%) of the options were vested immediately; the remaining options vested in three equal increments on September 1, 2022, December 1, 2022 and March 1, 2023, and shall expire upon the earlier of (a) seven years from the date of the grant or (b) 18 months from the date Ms. Clifford ceases to be a consultant to the Company.

She received a grant on May 10, 2021 of options to purchase 100,000 shares of our common stock, with an exercise price of $0.62 per share, which was the closing price of the common stock on May 9, 2021. The options vested and became exercisable on the first anniversary of the date of the grant and shall expire upon the earlier of (a) seven years from the date of the grant or (b) 18 months from the date Ms. Clifford ceases to be a consultant to the Company.

Stockholder input on executive compensation. Stockholders can provide the Company with their views on executive compensation matters at each year’s annual meeting through the stockholder advisory vote on executive compensation and during the interval between stockholder advisory votes. The Company welcomes stockholder input on our executive compensation matters, and stockholders are able to reach out directly to our independent directors by emailing samzentman@yahoo.com to express their views on executive compensation matters.

Employment Arrangements

The employment arrangements of each named executive officer and certain other officers are described below. From time to time, the Company has made discretionary awards of management options as reflected in the table above.

Jan H. Loeb. On January 1, 2023, the Company entered into a new consulting agreement (the “2023 Consulting Agreement”) with Jan H. Loeb, extending its arrangements for compensation of Mr. Loeb for his services as President and CEO of the Company and as principle executive officer of the Company’s OmniMetrix subsidiary in the capacity of Acting CEO.

Pursuant to the 2023 Consulting Agreement, Mr. Loeb will continue to receive cash compensation of $16,000 per month for service as President and CEO of the Company, and an additional $10,000 per month for so long as he serves as Acting CEO of OmniMetrix. Mr. Loeb also received a grant of options on January 1, 2023, to purchase 35,000 shares of the Company’s common stock, which are exercisable at an exercise price equal to the December 30, 2022, closing price of the common stock of $0.35 per share. Twenty-five percent (25%) of the options were vested immediately; the remaining options shall vest in three equal increments on April 1, 2023, July 1, 2023 and October 1, 2023. The exercise period and other terms are otherwise substantially the same as the terms of the options granted by the Company to its outside directors.

Tracy S. Clifford On June 1, 2022, the Company entered into an Amended and Restated Consulting Agreement (the “New Consulting Agreement”) for the provision of Ms. Clifford’s services as both CFO of Acorn and COO of OmniMetrix. The New Consulting Agreement amends, restates and replaces in its entirety her original Consulting Agreement dated as of June 1, 2018. The New Consulting Agreement began on June 1, 2022, has a one-year term, and automatically renews for an additional year upon the expiration of each one-year term unless earlier terminated as provided therein. Pursuant to the New Consulting Agreement, Ms. Clifford receives cash compensation of $17,500 per month, and received a grant on June 1, 2022 of options to purchase 50,000 shares of our common stock, with an exercise price of $0.44 per share, which was the closing price of the common stock on May 31, 2022. Twenty-five percent (25%) of the options were vested immediately; the remaining options vested in three equal increments on September 1, 2022, December 1, 2022 and March 1, 2023, and shall expire upon the earlier of (a) seven years from the date of the grant or (b) 18 months from the date Ms. Clifford ceases to be a consultant to the Company.

Outstanding Equity Awards at 2022 Fiscal Year End

The following tables set forth all outstanding equity awards made to each of the Named Executive Officers that were outstanding at December 31, 2022.

OPTIONS TO PURCHASE ACORN ENERGY, INC. STOCK
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Jan H. Loeb	35,000	—	0.36	January 8, 2024
	35,000	—	0.35	January 1, 2025
	35,000	—	0.37	January 1, 2027
	35,000	—	0.48	January 1, 2028
	35,000	—	0.63	January 1, 2029

Tracy S. Clifford	30,000	—	0.41	June 1, 2025
	30,000	—	0.28	June 24, 2026
	50,000	—	0.23	June 8, 2027
	100,000	—	0.62	May 10, 2028
	37,500	12,500	0.44	June 1, 2029

WARRANTS TO PURCHASE ACORN ENERGY, INC. STOCK
Name	Number of Securities Underlying Unexercised Warrants (#) Exercisable		Number of Securities Underlying Unexercised Warrants (#) Unexercisable	Warrant Exercise Price ($)	Warrant Expiration Date
Jan H. Loeb	35,000	(1)	—	0.13	March 16, 2023 (2)

Tracy S. Clifford	—		—	—	—

(1)	Warrants were held by Leap Tide Capital Management, LLC.
(2)	Warrants were exercised in full on March 2, 2023.

Option and Warrant Exercises

None.

Non-qualified Deferred Compensation

The following table provides information on the executive non-qualified deferred compensation activity for each of our named executive officers for the year ended December 31, 2022.

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

Tracy S. Clifford

Under the terms of the consulting agreement with Ms. Clifford, in the event of termination by the Company other than for cause, Ms. Clifford shall be entitled to a continuation, for a period of six months following the date of such termination, of the monthly cash compensation in effect at the time of such termination. There are no other amounts due under any other termination scenario under the terms of her consulting agreement.

Compensation of Directors

The Board reviews non-employee director compensation on an annual basis. Our compensation policy for non-employee Directors for 2022 was as follows:

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

The following table sets forth information concerning the compensation earned for service on our Board of Directors during the fiscal year ended December 31, 2022 by each individual (other than Mr. Loeb who was not separately compensated for his Board service) who served as a director at any time during the fiscal year.

DIRECTOR COMPENSATION IN 2022

Name	Fees Earned or Paid in Cash ($)		Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Samuel M. Zentman	25,000	(2)	4,027	—	29,027
Gary Mohr	17,000	(3)	4,027	—	21,027
Michael F. Osterer	17,000	(3)	4,027	—	21,027

(1)	On January 1, 2022, Samuel M. Zentman, Gary Mohr, and Michael F. Osterer were each granted 10,000 options to acquire stock in the Company. The options had an exercise price of $0.63 and were to expire on January 1, 2029. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 1.07% (ii) an expected term of 3.7 years (iii) an assumed volatility of 94% and (iv) no dividends.
(2)	Represents the annual retainer of $15,000 as a non-employee director and $10,000 received for services rendered as Chairman of the Audit Committee.
(3)	Represents the annual retainer of $15,000 as a non-employee director plus $2,000 received for services rendered as a member of the Audit Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

OWNERSHIP OF THE COMPANY’S COMMON STOCK

The following table and the notes thereto set forth information, as of March 14, 2023, concerning beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of common stock by (i) each director of the Company, (ii) each executive officer (iii) all executive officers and directors as a group, and (iv) each holder of 5% or more of the Company’s outstanding shares of common stock.

Name and Address of Beneficial Owner (1) (2)	Number of Shares of Common Stock Beneficially Owned (2)		Percentage of Common Stock Outstanding (2)
Jan H. Loeb	8,179,115	(3)	20.5%
Gary Mohr	1,161,813	(4)	2.9%
Michael F. Osterer	2,892,974	(5)	7.3%
Samuel M. Zentman	155,615	(6)	*
Tracy S. Clifford	270,000	(7)	*
All executive officers and directors of the Company as a group (5 people)	11,826,185	(8)	29.3%

* Less than 1%

(1)	Unless otherwise indicated, the address for each of the beneficial owners listed in the table is in care of the Company, 1000 N West Street, Suite 1200, Wilmington, Delaware 19801.

(2)	Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of a given date which such person has the right to acquire within 60 days after such date. Percentage information is based on the 39,757,589 shares outstanding as of March 14, 2023.

(3)	Consists of 2,247,932 shares held by Mr. Loeb directly, 1,366,666 shares held by PENSCO Trust Company Custodian FBO JAN LOEB IRA, 4,372,017 shares held by Leap Tide Capital Acorn LLC, and 192,500 shares underlying currently exercisable options held by Mr. Loeb. Mr. Loeb is the sole manager of Leap Tide Capital Acorn LLC, with sole voting and dispositive power over the securities held by such entity. Mr. Loeb disclaims beneficial ownership of the securities held by Leap Tide Capital Acorn LLC except to the extent of his pecuniary interest therein.

(4)	Consists of 1,091,813 shares beneficially held by Mr. Mohr (including 833,332 shares held by UE Systems Inc.), and 70,000 shares underlying currently exercisable options.

(5)	Consists of 2,817,724 shares beneficially held by Mr. Osterer (including 833,332 shares held by UE Systems Inc.), and 75,250 shares underlying currently exercisable options.

(6)	Consists of 90,615 shares and 65,000 shares underlying currently exercisable options.

(7)	Consists of 10,000 shares and 260,000 shares underlying currently exercisable options.

(8)	Consists of 11,163,435 shares and 662,750 shares underlying currently exercisable options.

EQUITY COMPENSATION PLAN INFORMATION

The table below provides certain information concerning our equity compensation plans as of December 31, 2022.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	100,250	$.33	—
Equity Compensation Plans Not Approved by Security Holders	878,540	$.42	1,434,850
Total	978,790	$.41	1,434,850

The grants made under our equity compensation plans not approved by security holders includes 843,540 options which were granted under our 2006 Stock Incentive Plan following the original expiration of the Plan on February 8, 2017, and 1,879 options granted in 2015 under our 2006 Stock Option Plan for Non-Employee Directors but in excess of the maximum number of options available for grant under such plan as approved by stockholders. These grants were made to directors and officers at exercise prices equal to the fair market value on the date of the grant. The options generally vest over a one-year period and expire seven years from the date of the grant. The grants made under our equity compensation plans not approved by security holders also include 35,000 warrants issued as compensation to underwriters for services provided in connection capital raise transactions. In February 2019, the Company’s Board ratified all option grants made under our 2006 Stock Incentive Plan following the original expiration of the Plan on February 8, 2017 and extended the expiration date of the Amended and Restated 2006 Stock Incentive Plan until December 31, 2024.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Accounting Fees

Friedman LLP and Marcum LLP

The following table summarizes the fees billed to Acorn for professional services rendered by Friedman LLP (through September 8, 2022) and its post-merger successor Marcum LLP (after September 8, 2022) for the years ended December 31, 2022 and 2021.

	2022	2021
Audit fees	$130,337	$92,145
Tax fees	10,859	15,990
All other fees	—	—
Total	$141,196	$108,135

Audit Fees were for professional services rendered for the audits of the consolidated financial statements of the Company, assistance with review of documents filed with the SEC, consents, and other assistance required to be performed by our independent accountants.

Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of the auditor. The Audit Committee pre-approved all audit and non-audit services rendered by our principal accountant in 2022 and 2021.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial Statements of the Registrant

The consolidated financial statements of the Registrant and the reports thereon of the Registrant’s Independent Registered Public Accounting Firms are included in this Annual Report beginning on page F-1.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

(a)(3) List of Exhibits

No.

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

3.2	By laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S 1 (File No. 33 44027) (the “1992 Registration Statement”)).

3.3	Amendments to the By Laws of the Registrant adopted December 27, 1994 (incorporated herein by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K dated January 10, 1995).

4.1	Specimen certificate for the common stock (incorporated herein by reference to Exhibit 4.2 to the 1992 Registration Statement).

4.2	Form of Representative Warrant (incorporated herein by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed October 15, 2013)

4.3	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed December 20, 2010).

4.4	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.01 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

4.5	Form of Investor Warrant (incorporated herein by reference to Exhibit 4.02 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

4.6	Registration Rights Agreement, dated as of October 31, 2014 (incorporated herein by reference to Exhibit 4.03 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

4.7	Amended and Restated Articles of Incorporation of OMX Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016)

4.8	Form of Warrant, dated as of March 16, 2016, of Acorn Energy, Inc., issued to Leap Tide Capital Management LLC (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.1*	Acorn Energy, Inc. 2006 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to the appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A filed July 26, 2012, and the Registrant’s Additional Definitive Proxy Soliciting Materials on Schedule 14A filed August 28, 2012).

10.2*	Acorn Energy, Inc. Amended and Restated 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual report on Form 10-K for the year ended December 31, 2018).

10.3*	Forms of Option Award Certificate and Option Award Agreement under the Registrant’s Amended and Restated 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual report on Form 10-K for the year ended December 31, 2018).

10.4*	Forms of Option Award Certificate and Option Award Agreement under the Registrant’s Amended and Restated 2006 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.53 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.5*	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual report on Form 10-K for the year ended December 31, 2011).

10.6	Form of Registration Rights Agreement between Acorn Energy, Inc. and the Backstop Purchasers (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1/A filed on June 4, 2019).

#10.7*	Consulting Agreement, dated as of January 1, 2023, by and between the Registrant and Jan H. Loeb.

10.8*	Amended and Restated Consulting Agreement, dated June 1, 2022, by and between the Registrant and Tracy Clifford Consulting, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed June 1, 2022).

#21.1	List of subsidiaries.

#23.1	Consent of Marcum LLP.

#23.2	Consent of Friedman LLP.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-K for the year ended December 31, 2022, filed on March 16, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wilmington, State of Delaware, on March 16, 2023.

ACORN ENERGY, INC.

By:	/s/ Jan H. Loeb
Jan H. Loeb
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jan H. Loeb	President, Chief Executive Officer and	March 16, 2023
Jan H. Loeb	Director (Principal Executive Officer)

/s/ Tracy S. Clifford	Chief Financial Officer (Principal Financial	March 16, 2023
Tracy S. Clifford	Officer and Principal Accounting Officer)

/s/ Gary Mohr	Director	March 16, 2023
Gary Mohr

/s/ Michael F. Osterer	Director	March 16, 2023
Michael F. Osterer

/s/ Samuel M. Zentman	Director	March 16, 2023
Samuel M. Zentman

ACORN ENERGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders Acorn Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Acorn Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statement of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Prior Period Financial Statements

The consolidated financial statements of Acorn Energy, Inc. as of and for the year ended December 31, 2021, were audited by Friedman LLP whose practice was combined with Marcum LLP as of September 1, 2022, and whose report dated March 30, 2022, expressed an unmodified opinion on those statements.

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

Going concern – Assessing the probability of the Company’s ability to continue as a going concern

Description of the Matter

As described in Note 1 of the financial statements, the Company believes it has adequate cash on hand in addition to cash generated from operations, which will provide sufficient liquidity to finance the operating activities of the Company at its current level of operations for the twelve months from the issuance of these financial statements. We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgments and assumptions in estimating these cash flows.

How We Addressed the Matter in Our Audit

Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others; we reviewed the design and underlying factors relating to the preparation of forecasted information and considerations of the Company’s obligations; we tested the reasonableness of the forecasted revenue, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, a sensitivity analysis, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, market and industry factors.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2010 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022)

Marlton New Jersey

March 16, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Acorn Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Acorn Energy, Inc. and subsidiaries (the “Company”) as of December 31 2021, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor from 2010 to 2022.

Marlton, New Jersey
March 30, 2022

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of December 31,
	2022	2021
ASSETS
Current assets:
Cash	$1,450	$1,722
Accounts receivable, net	597	876
Inventory, net	789	617
Other current assets	288	229
Deferred cost of goods sold	887	799
Total current assets	4,011	4,243
Property and equipment, net	653	517
Right-of-use assets, net	298	399
Deferred cost of goods sold	807	714
Other assets	215	169
Total assets	$5,984	$6,042

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$243	$457
Accrued expenses	171	164
Deferred revenue	3,984	3,541
Current operating lease liabilities	116	107
Other current liabilities	58	34
Total current liabilities	4,572	4,303
Long-term liabilities:
Deferred revenue	2,187	1,852
Noncurrent operating lease liabilities	220	336
Other long-term liabilities	16	12
Total long-term liabilities	2,423	2,200
Commitments and contingencies (Note 7)
Stockholders’ Deficit:
Acorn Energy, Inc. stockholders
Common stock - $0.01 par value per share:
Authorized – 42,000,000 shares; issued and outstanding – 39,722,589 and 39,687,589 shares at December 31, 2022 and 2021, respectively	397	397
Additional paid-in capital	102,889	102,804
Accumulated stockholders’ deficit	(101,267)	(100,634)
Treasury stock, at cost – 801,920 shares at December 31, 2022 and 2021	(3,036)	(3,036)
Total Acorn Energy, Inc. stockholders’ deficit	(1,017)	(469)
Non-controlling interests	6	8
Total stockholders’ deficit	(1,011)	(461)
Total liabilities and stockholders’ deficit	$5,984	$6,042

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT NET LOSS PER SHARE DATA)

	Year ended December 31,
	2022	2021

Revenue	$7,000	$6,776
Cost of sales	1,929	1,877
Gross profit	5,071	4,899
Operating expenses:
Research and development expenses	845	739
Selling, general and administrative expenses	4,804	4,168
Impairment of software	51	—
Total operating expenses	5,700	4,907
Operating loss	(629)	(8)
Finance expense, net	(2)	(5)
Loss before income taxes	(631)	(13)
Income tax expense	—	—
Net loss	(631)	(13)
Non-controlling interest share of income	(2)	(8)
Net loss attributable to Acorn Energy, Inc. stockholders.	$(633)	$(21)

Basic and diluted net loss per share attributable to Acorn Energy, Inc. stockholders:
Net loss per share attributable to Acorn Energy, Inc. stockholders – basic and diluted	$(0.02)	$(0.00)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. stockholders – basic	39,698	39,688
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. stockholders – diluted	39,698	39,688

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(IN THOUSANDS)

				Acorn Energy, Inc. Stockholders
	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Stockholders’ Deficit	Non- controlling interests	Total Deficit
Balances as of December 31, 2020	39,688	$397	$102,729	$(100,613)	802	$(3,036)	$(523)	$4	$(519)
Net (loss) income	—	—	—	(21)	—	—	(21)	8	(13)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(4)	(4)
Stock option compensation	—	—	75	—	—	—	75	—	75
Balances as of December 31, 2021	39,688	397	102,804	(100,634)	802	(3,036)	(469)	8	(461)
Net (loss) income	—	—	—	(633)	—	—	(633)	2	(631)

Proceeds from stock option exercise	35	*	5	—	—	—	5	—	5
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(4)	(4)
Stock option compensation	—	—	80	—	—	—	80	—	80
Balances as of December 31, 2022	39,723	$397	$102,889	$(101,267)	802	$(3,036)	$(1,017)	$6	$(1,011)

*	less than $1

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year ended December 31,
	2022	2021
Cash flows provided by operating activities:
Net loss	$(631)	$(13)
Depreciation and amortization	122	75
Impairment of software	51	—
Impairment of inventory	41	22
Non-cash lease expense	124	117
Stock-based compensation	80	75
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	279	(268)
Increase in inventory	(213)	(403)
Increase in deferred cost of goods sold	(181)	(207)
Increase in other current assets and other assets	(105)	(172)
Increase in deferred revenue	778	839
Decrease in operating lease liability	(130)	(121)
(Decrease) increase in accounts payable, accrued expenses, other current liabilities and non-current liabilities	(184)	188
Net cash provided by operating activities	31	132

Cash flows used in investing activities:
Investments in Azure cloud hosting environment and other technology and software	(292)	(317)
Other capital investments	(16)	(7)
Net cash used in investing activities	(308)	(324)

Cash flows provided by (used in) financing activities:
Short-term credit, net	—	(149)
Stock option exercise proceeds	5	—
Net cash provided by (used in) financing activities	5	(149)

Net decrease in cash	(272)	(341)
Cash at the beginning of the year	1,722	2,063
Cash at the end of the year	$1,450	$1,722

Supplemental cash flow information:
Cash paid during the year for:
Interest	$2	$6
Income taxes	$—	$—

Non-cash investing and financing activities:

Accrued preferred dividends to former CEO of OmniMetrix (see Note 3)	$4	$4

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

Notes to Consolidated Financial Statements

NOTE 1—NATURE OF OPERATIONS

(a) Description of Business

Acorn Energy, Inc. and its subsidiaries, OMX Holdings, Inc. and OmniMetrix, LLC (collectively, “Acorn” or “the Company”) is a Delaware corporation which is a holding company focused on technology-driven solutions for energy infrastructure asset management. The Company provides the following products and Internet of Things (“IoT”) applications and services through its OmniMetrix, LLC (“OmniMetrix”) subsidiary:

●	Power Generation (“PG”) monitoring. OmniMetrix’s PG services provide wireless remote monitoring and control systems and IoT applications for residential and commercial/industrial power generation equipment. This includes our AIRGuard product, which remotely monitors and controls industrial air compressors and our Smart Annunciator product which is typically sold to commercial customers that require a visual representation of the generator’s status and has a touch-screen display that indicates the current state of that generator.

●	Cathodic Protection (“CP”) monitoring. OmniMetrix’s CP services provide remote monitoring and control products for cathodic protection systems on oil and gas pipelines serving the gas utilities market and pipeline operators. The CP product lineup includes solutions to remotely monitor and control rectifiers, test stations and bonds. OmniMetrix also offers the industry’s first RADTM (Remote AC Mitigation Disconnect) that mounts onto existing Solid-state Decouplers in the field and can remotely disconnect/connect these AC mitigation tools which can drastically reduce a company’s expense while increasing employee safety.

Acorn’s shares are traded on the OTCQB marketplace under the symbol ACFN.

See Notes 11 and 12 for segment information and major customers.

(b) Liquidity

As of December 31, 2022, the Company had $1,450,000 of consolidated cash.

At December 31, 2022, the Company had a negative working capital of $561,000. Its working capital included $1,450,000 of cash and deferred revenue of $3,984,000. Such deferred revenue does not require a significant cash outlay for the revenue to be recognized. Net cash decreased during the year ended December 31, 2022 by $272,000, of which $31,000 was provided by operating activities, $308,000 was used in investing activities, and $5,000 was provided by financing activities.

As of March 14, 2023, the Company had cash of $1,480,000. The Company believes that such cash, plus the cash generated from operations, will provide sufficient liquidity to finance the operating activities of Acorn and OmniMetrix at their current level of operations for the twelve months from the issuance of these audited consolidated financial statements in particular. The Company may, at some point, elect to obtain a new line of credit or other source of financing to fund additional investments in the business.

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

Reclassifications

Certain reclassifications have been made to the Company’s consolidated financial statements for the period ended December 31, 2021 to conform to the current year’s consolidated financial statement presentation. Approximately $22,000 in inventory that was written off in 2021 was reclassed to its own line item to conform with current period presentation. There was no effect on total assets, equity or net loss.

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

Accounts Receivable

Accounts receivable consists of trade receivables. Trade receivables are recorded at the invoiced amount, net of any allowance for doubtful accounts.

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

During the years ended December 31, 2022 and 2021, $3,000 and $10,000 was charged to doubtful accounts expense, respectively. At December 31, 2022 and 2021, the balance in allowance for doubtful accounts was $10,000 and $6,000, respectively.

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

All inventories are periodically reviewed to identify slow-moving and obsolete inventory. Management conducted an assessment and wrote-off inventory valued at $41,000 and $22,000 for the years ended December 31, 2022 and 2021, respectively.

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

During June 2022, the Company conducted an evaluation of the status of an ERP software customization project that had been initiated in July 2019 and was ongoing. As a result of this evaluation, the Company elected to terminate this project effective June 30, 2022 and recorded an impairment against the capitalized investment in this project of $51,000.

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

Capitalization of Software

In accordance with the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. During the years ended December 31, 2022 and 2021, the Company capitalized internal-use software costs totaling $279,000 and $285,000, respectively.

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

The lease obligation liability was $336,000 and $443,000 as of December 31, 2022 and December 31, 2021, respectively, which includes the office space lease and an office equipment lease entered into in April 2019.

Treasury Stock

Shares of common stock repurchased are recorded at cost as treasury stock. When shares are reissued, the cost method is used for determining cost. In accordance with GAAP, the excess of the acquisition cost over the reissuance price of the treasury stock, if any, is charged to additional paid-in capital, limited to the amount previously credited to additional paid-in capital, if any. Any excess is charged to accumulated stockholders’ deficit.

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

Sales of OmniMetrix monitoring systems include the sale of equipment (“HW”) and of monitoring services (“Monitoring”). The majority of the sales of OmniMetrix equipment do not qualify as a separate unit of accounting. As a result, revenue (and related costs) associated with sale of equipment are recorded to deferred revenue (and deferred charges) upon shipment for PG and CP monitoring units. Revenue and related costs with respect to the sale of equipment are recognized over the estimated life of the units which are currently estimated to be three years. In the rare instance that a specific sale of OmniMetrix equipment does qualify as a separate unit of accounting (the unit is custom designed and sold without monitoring), the revenue is recognized when the unit is shipped to the customer and not deferred. Revenues from the prepayment of monitoring fees (generally paid twelve months in advance) are initially recorded as deferred revenue upon receipt of payment from the customer and then amortized to revenue over the monitoring service period. See Notes 11 and 12 for the disaggregation of the Company’s revenue for the periods presented.

Any sales tax, value added tax, and other tax the Company collects concurrent with revenue producing activities are excluded from revenue.

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

Concentration of Credit Risk

The Company’s financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company’s cash was deposited with a U.S. bank and amounted to $1,450,000 at December 31, 2022. The Company does not believe there is significant risk of non-performance by these counterparties. See Note 11(d) with respect to revenue from significant customers and concentrations of trade accounts receivables.

Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values, due to the short maturity of such instruments.

Research and Development Expenses

Research and development expenses consist primarily of labor and related expenses and are charged to operations as incurred.

Advertising Expenses

Advertising expenses are charged to operations as incurred. Advertising expense was $16,000 and $17,000 for each of the years ended December 31, 2022 and 2021, respectively, and are included in selling, general and administrative expenses on the consolidated statements of operations.

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

See Note 8(b) for the assumptions used to calculate the fair value of stock-based employee compensation. Upon the exercise of options, it is the Company’s policy to issue new shares rather than utilizing treasury shares.

Sales Taxes

On June 21, 2018, the U.S. Supreme Court issued an opinion in South Dakota v. Wayfair, Inc., 138 S. Ct. 2080 (2018), whereby the longstanding Quill Corp v. North Dakota sales tax case was overruled, and states may now require remote sellers to collect sales tax under certain circumstances. In 2020, the Company began collecting sales tax in nearly all states that have sales tax. The Company accrued sales taxes in the states with sales tax. The Company accrued the liability from the effective date of a state’s adoption of the Wayfair decision up to the date the Company began collecting and filing sales taxes in the various states. At December 31, 2022 and December 31, 2021, the amount of such accrual was $51,000 and $28,000, respectively.

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

Deferred Income Taxes

Deferred income taxes reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are classified as non-current. Valuation allowances are established against deferred tax assets if it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in operations in the period that includes the enactment date. See Note 9(e) for the impact of the Tax Cuts and Jobs Act of 2017.

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

As of December 31, 2022 and 2021, no interest or penalties were accrued on the consolidated balance sheets related to uncertain tax positions.

During the years ending December 31, 2022 and 2021, the Company had no changes in unrecognized tax benefits or associated interest and penalties as a result of tax positions made during the current or prior periods with respect to its continuing operations.

The Company is subject to U.S. Federal and state income tax. As of January 1, 2022, the Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2018, or for years before 2017 for state income taxes.

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

The combined number of options and warrants that were excluded from the computation of diluted net loss per share, as they had an antidilutive effect, was 979,000 (which have a weighted average exercise price of $0.41) and 868,000 (which had a weighted average exercise price of $0.38) for the years ending December 31, 2022 and 2021, respectively.

The following data represents the amounts used in computing EPS and the effect on net loss and the weighted average number of shares of dilutive potential common stock (in thousands):

	Year ended December 31,
	2022	2021
Net loss available to common stockholders	$(633)	$(21)

Weighted average shares outstanding:
-Basic	39,698	39,688
Add: Warrants	—	—
Add: Stock options	—	—
-Diluted	39,698	39,688

Basic and diluted net loss per share	$(0.02)	$(0.00)

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

The carrying amounts for cash, accounts receivable, and accounts payable approximate their fair value because of their short-term maturity. The Company determined that the carrying amount of the lease liabilities approximate fair value since the applicable interest rate approximated fair value at the time the leases were entered into. While the Company believes the carrying value of the assets and liabilities are reasonable, considerable judgment is used to develop estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.

Recently Issued Accounting Standards

Other than the pronouncement noted below, there have been no recent accounting pronouncements or changes in accounting standards during the year ended December 31, 2022, that are of material significance, or have potential material significance, to the Company.

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

Recently Adopted Accounting Standards

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for non-employee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This standard was effective in the first quarter of fiscal year 2020, and the adoption did not have a material impact on the consolidated financial statements.

NOTE 3—INVESTMENT IN OMNIMETRIX

The Company owns 99% of the Company’s OMX Holdings, Inc. subsidiary (“Holdings”) and the former CEO of OmniMetrix, LLC owns the remaining 1%.

NOTE 4—INVENTORY

	As of December 31,
	2022	2021
	(in thousands)
Raw materials	$684	$577
Finished goods	105	40
	$789	$617

At December 31, 2022 and 2021, the Company’s inventory reserve was $4,000 and $0, respectively.

NOTE 5—PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	Estimated Useful Life (in years)	As of December 31,
		2022	2021
		(in thousands)
Cost:
Computer hardware and software	3 - 5	$864	$625
Equipment	7	155	154
Leasehold improvements	Term of lease	355	346
Intangible asset	Patent term	20	11
		1,394	1,136
Accumulated depreciation and amortization
Computer hardware and software		247	128
Equipment		151	151
Leasehold improvements		343	340
Intangible asset		*	*
		741	619
Property and equipment, net		$653	$517

*	less than $1,000

Depreciation and amortization in respect of property and equipment amounted to $122,000 and $75,000 for 2022 and 2021, respectively.

NOTE 6—LEASES

OmniMetrix leases office space and office equipment under operating lease agreements. The office lease has an expiration date of September 30, 2025. The office equipment lease was entered into in April 2019 and has a sixty-month term. Operating lease payments for 2022 and 2021 were $124,000 and $121,000, respectively. The future minimum lease payments on non-cancelable operating leases as of December 31, 2022 using a discount rate of 4.5% are $336,000. The 4.5% used is the incremental borrowing rate (established at the commencement of the lease) which, as defined in ASC 842, is the rate of interest that a lessee would have to pay to borrow, on a collateralized basis, over a similar term and in a similar economic environment, an amount equal to the lease payments.

Supplemental balance sheet information related to leases consisted of the following:

2022
Weighted average remaining lease terms for operating leases	2.73

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the consolidated balance sheet as of December 31, 2022 (in thousands):

2022
2023	$128
2024	129
2025	99
Total undiscounted cash flows	356
Less: Imputed interest	(20)
Present value of operating lease liabilities (a)	$336

(a)	Includes current portion of $116,000 for operating leases.

On July 6, 2021, the Company entered into an agreement with King Industrial Realty, Inc., to sublease from the Company 1,900 square feet of office space of the Company’s 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia, for a monthly sublease payment of $2,375 (plus an annual escalator each year of 3%) which includes the base rent plus a pro-rata share of utilities, property taxes and insurance. Fifty percent of any excess rent received above the per square foot amount that the Company pays will be remitted to the Company’s landlord less the allocation of any shared expenses and leasehold improvements specific to the sublease. As of December 31, 2022, after the offset of the investment in leasehold improvements and other expenses related to the sublease, the Company owes its landlord $6,000 for its share of the sublease profit since the lease commencement. The estimated amount the Company expects to remit to the landlord each year of the sublease subsequent to December 31, 2022 is $6,100 per year. The sublease commenced on October 1, 2021 and will run through September 30, 2025 which is the end of the Company’s lease term with its landlord. Below are the future payments expected under the sublease net of the estimated annual service cost of $2,220 (gross of the estimated amount expected to be remitted to our landlord):

2022
2023	$20
2024	28
2025	29
Total undiscounted cash flows	$77

NOTE 7—COMMITMENTS AND CONTINGENCIES

On August 19, 2019, OmniMetrix entered into an agreement with a software development partner to create and license to OmniMetrix a new software platform and application for our CP customers. Pursuant to this agreement, OmniMetrix paid this partner equal monthly payments over the first seven months of the term of the agreement equal to $200,000 in the aggregate. OmniMetrix will also pay the partner (i) a per-sensor monitoring fee for each sensor connected to the developed technology, or (ii) a percentage of any revenue received above a specified amount per sensor monitored per month in gas applications only. Commencing on January 1, 2021, OmniMetrix paid the partner a quarterly licensing fee of $12,500 which was renegotiated to $4,450 effective October 1, 2021. The per-sensor monitoring fees have not yet commenced. The initial term of this agreement ended on August 19, 2022 and would have automatically renewed for an additional year, but OmniMetrix delivered a written notice of termination to the other party sixty days prior to the end of the initial term. OmniMetrix is currently on a month-to-month arrangement through December 31, 2022, paying a monthly licensing fee of $1,500, and is working with the software development partner to negotiate more favorable terms for future periods.

In addition to the above, the Company has $336,000 in operating lease obligations payable through 2026 and $64,000 in other contractual obligations. The Company also has $255,000 in open purchase order commitments payable through April 2023.

NOTE 8—EQUITY

(a) General

At December 31, 2022 the Company had issued and outstanding 39,722,589 shares of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when, as and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company.

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

At December 31, 2022, 1,434,850 options were available for grant under the Amended and Restated 2006 Stock Incentive Plan and no options were available for grant under the 2006 Stock Option Plan for Non-Employee Directors. In 2022 and 2021, 145,770 (115,000 to directors and executive officers and 30,770 to other employees) and 232,770 (165,000 to directors and executive officers and 67,770 to other employees) options, respectively, were granted . In 2022 and 2021, there were no grants to non-employees (other than the non-employee directors and executive officers). The fair value of the options issued was $54,000 and $89,000 in 2022 and 2021, respectively.

35,000 options were exercised in the year ended December 31, 2022. No options were exercised in the year ended December 31, 2021. The intrinsic value of options outstanding and of options exercisable at December 31, 2022 was $16,000 and $13,000, respectively. The intrinsic value of options outstanding and of options exercisable at December 31, 2021 was $291,000 and $217,000, respectively.

The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	2022	2021
Risk-free interest rate	1.8%	0.5%
Expected term of options, in years	3.86	4.41
Expected annual volatility	93.7%	99.7%
Expected dividend yield	—%	—%
Determined weighted average grant date fair value per option	$0.37	$0.38

The expected term of the options is the length of time until the expected date of exercising the options. With respect to determining expected exercise behavior, the Company has grouped its option grants into certain groups in order to track exercise behavior and establish historical rates. The Company estimated volatility by considering historical stock volatility over the expected term of the option. The risk-free interest rates are based on the U.S. Treasury yields for a period consistent with the expected term. The Company expects no dividends to be paid. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in determining the estimated fair value of the Company’s stock options granted in the years ended December 31, 2022 and 2021. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

(c) Summary Option Information

A summary of the Company’s option plans as of December 31, 2022 and 2021, as well as changes during each of the years then ended, is presented below:

	2022		2021
	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	833,020	$0.39	722,501	$0.62
Granted at market price	145,770	$0.55	232,770	$0.54
Exercised	(35,000)	$(0.18)	—	$—
Forfeited or expired	—	$—	(122,251)	$2.04
Outstanding at end of year	943,790	$0.42	833,020	$0.39
Exercisable at end of year	819,001	$0.41	557,242	$0.33

Summary information regarding the options outstanding and exercisable at December 31, 2022 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in shares)	(in years)		(in shares)
$0.14 – $0.38	456,250	3.18	$0.32	456,250	$0.32
$0.40 – $0.63	487,540	5.28	$0.51	362,751	$0.52
	943,790			819,001

Stock-based compensation expense included in selling, general and administrative expense in the Company’s consolidated statements of operations was $80,000 and $75,000 in the years ending December 31, 2022 and 2021, respectively.

The total compensation cost related to non-vested awards not yet recognized was $33,000 as of December 31, 2022.

(d) Warrants

The Company has issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

	2022		2021
	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Number of Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	35,000	$0.13	35,000	$0.13
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—		—
Outstanding and exercisable at end of year	35,000	$0.13	35,000	$0.13

The warrants outstanding at December 31, 2022 had a weighted average remaining contractual life of 2.5 months.

NOTE 9—INCOME TAXES

(a) Composition of loss before income taxes is as follows (in thousands):

	Year ended December 31,
	2022	2021
Domestic	$(631)	$(13)

Income tax expense consists of the following (in thousands):

Year ended December 31,
	2022	2021
Current:
Federal	$—	$—
State and local	—	—
	—	—
Deferred:
Federal	—	—
State and local	—	—
	—	—
Total income tax expense	$—	$—

(b) Effective Income Tax Rates

Set forth below is a reconciliation between the federal tax rate and the Company’s effective income tax rates with respect to continuing operations:

	Year ended December 31,
	2022	2021
Statutory Federal rates	21%	21%
Increase (decrease) in income tax rate resulting from:
Other, net (primarily permanent differences)	(3)%	(121)%
Valuation allowance	(18)%	100%
Effective income tax rates	—%	(—)%

(c) Analysis of Deferred Tax Assets and (Liabilities) (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets (liabilities) consist of the following:
Employee benefits and deferred compensation	$49	$1,064
Other temporary differences	378	630
Section 174 Expenditures	205	—
Net operating loss and capital loss carryforwards	16,021	15,904
	16,653	17,598
Valuation allowance	(16,653)	(17,598)
Net deferred tax assets	$—	$—

Valuation allowances relate principally to net operating loss carryforwards related to the Company’s consolidated tax losses as well as state tax losses related the Company’s OmniMetrix subsidiary and book-tax differences related asset impairments and stock compensation expense of the Company. During the year ended December 31, 2022, the gross deferred tax asset and the valuation allowance decreased by $945,000.

(d) Summary of Tax Loss Carryforwards

As of December 31, 2022, the Company had various operating loss carryforwards expiring as follows (in thousands):

Expiration	Federal	Capital Loss	State
2023	$—	$556	$—
2025 – 2031*	2,580	—	—
2032 – 2037	63,180	—	14,898
Unlimited	5,176	—	1,896
Total	$70,936	$556	$16,794

*

The utilization of a portion of these net operating loss carryforwards is limited due to limits on utilizing net operating loss carryforwards under Internal Revenue Service regulations for separate return limitation years.

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation (R&E) activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the December 2017 Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the US must be amortized over a 5-year period if incurred. R&E activities are broader in scope than qualified research activities considered under IRC Section 41 (relating to the research tax credit). For the year ended December 31, 2022, the Company performed an analysis based on available guidance and determined that it will continue to be in a loss position even after the required capitalization and amortization of its R&E expenses. The Company will continue to monitor this issue for future developments, but it does not expect R&E capitalization and amortization to require it to pay cash taxes now or in the near future.

As a holding company without other business activity in Delaware, the Company is exempt from Delaware state income tax. Thus, the Company’s statutory income tax rate on domestic earnings is the federal rate of 21%.

NOTE 10—RELATED PARTY BALANCES AND TRANSACTIONS

a) Officer and Director Fees

The Company recorded fees to officers of $522,000 and $517,000 for the years ended December 31, 2022 and 2021, respectively, which is included in selling, general and administrative expenses.

The Company recorded fees to directors of $59,000 for the years ended December 31, 2022 and 2021, which is included in selling, general and administrative expenses.

The Company issued 145,770 (115,000 to directors and executive officers and 30,770 to other employees) and 232,770 (165,000 to directors and executive officers and 67,770 to other employees) options, in 2022 and 2021, respectively. 35,000 options were exercised in the year ended December 31, 2022. No options were exercised in the year ended December 31, 2021. See Note 8 for further discussion.

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

b) Intercompany

The intercompany balance due to Acorn from OmniMetrix is $3,677,000 for amounts loaned, accrued interest and expenses paid by Acorn on Omni’s behalf as of December 31, 2022 as compared to $4,217,000 as of December 31, 2021. This balance is eliminated in consolidation. During 2022, the intercompany amount due to Acorn from OmniMetrix decreased by $540,000. This included repayments of $985,000 offset by interest of $179,000, dividends of $76,000 due to Acorn and $190,000 in shared expenses paid by Acorn. During 2021, the intercompany amount due to Acorn from OmniMetrix decreased by $359,000. This included repayments of $677,000 offset by interest of $194,000, dividends of $76,000 due to Acorn and $48,000 in shared expenses paid by Acorn.

NOTE 11—SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

(a) General Information

As of December 31, 2022, the Company continues to operate in two reportable operating segments, both of which are performed through the Company’s OmniMetrix subsidiary:

●	The PG segment provides wireless remote monitoring and control systems and services for critical assets as well as Internet of Things applications.

●	The CP segment provides for remote monitoring of cathodic protection systems on gas pipelines for gas utilities and pipeline companies.

The Company’s reportable segments are strategic business units, offering different products and services and are managed separately by the Chief Decision Maker (CDM) as each business requires different technology and marketing strategies.

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

The following tables represent segmented data for the years ended December 31, 2022 and 2021 (in thousands). The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between the segments. Further, the CDM does not review the assets by segment.

	PG	CP	Total
Year ended December 31, 2022:
Revenues from customers	$5,894	$1,106	$7,000
Segment gross profit	4,426	645	5,071
Depreciation and amortization	103	19	122
Segment income (loss) before income taxes	489	(107)	382

Year ended December 31, 2021:
Revenues from customers	$5,787	$989	$6,776
Segment gross profit	4,328	571	4,899
Depreciation and amortization	64	11	75
Segment income (loss) before income taxes	963	(27)	936

*	The software impairment of $51,000 recorded during 2022 is not related to a specific segment and, thus, is not included in the “Segment income (loss) before income taxes” for the year ended December 31, 2022.

(c) The following tables represent a reconciliation of the segment data to consolidated statement of operations and balance sheet data for the years ended and as of December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021
Total net income before income taxes for reportable segments	$331	$921
Unallocated net cost of corporate headquarters	(962)	(934)
Consolidated net loss before taxes on income	$(631)	$(13)

	As of December 31,
	2022	2021
Assets:
Total assets for OmniMetrix subsidiary	$5,931	$5,938
Assets of corporate headquarters	53	104
Total consolidated assets	$5,984	$6,042

	Year ended December 31,
	2022	2021
Revenues based on location of customer:
United States	$6,960	$6,729
Other	40	47
	$7,000	$6,776

All of the Company’s long-lived assets are located in the United States.

(d) Revenues and Accounts Receivable Balances from Major Customers (in thousands):

	Invoiced Sales								Accounts Receivable
	2022				2021				2022		2021
Customer	Total		%		Total		%		Balance	%	Balance		%
A	$	*	*	%	$	*	*	%	$72	12%	$	*	*	%

*	Balance is not significant.

NOTE 12—REVENUE

The following table disaggregates the Company’s revenue for the years ended December 31, 2022 and 2021 (in thousands):

	HW	Monitoring	Total
Year ended December 31, 2022:
PG Segment	$2,234	$3,660	$5,894
CP Segment	854	252	1,106
Total Revenue	$3,088	$3,912	$7,000

	HW	Monitoring	Total
Year ended December 31, 2021:
PG Segment	$2,018	$3,769	$5,787
CP Segment	728	261	989
Total Revenue	$2,746	$4,030	$6,776

Deferred revenue activity for the year ended December 31, 2022 can be seen in the table below (in thousands):

	HW	Monitoring	Total
Balance at December 31, 2021	$3,268	$2,125	$5,393
Additions during the period	2,776	4,207	6,983
Recognized as revenue	(2,293)	(3,912)	(6,205)
Balance at December 31, 2022	$3,751	$2,420	$6,171

Amounts to be recognized as revenue in the year ending:
December 31, 2023	$1,963	$2,021	$3,984
December 31, 2024	1,359	396	1,755
December 31, 2025 and thereafter	429	3	432
	$3,751	$2,420	$6,171

Other revenue of $780,000 is related to custom design hardware, accessories, repairs, and other miscellaneous charges that are recognized to revenue when sold and are not deferred.

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

Other revenue of $890,000 is related to revenue from sales of custom design hardware, accessories, repairs, and other miscellaneous charges that are recognized to revenue when sold and are not deferred.

Deferred charges relate only to the sale of equipment. Deferred charges activity for the year ended December 31, 2022 can be seen in the table below (in thousands):

Balance at December 31, 2021	$1,513
Additions during the period	1,267
Recognized as cost of sales	(1,086)
Balance at December 31, 2022	$1,694

Amounts to be recognized as cost of sales in the year ending:
December 31, 2023	$887
December 31, 2024	616
December 31, 2025 and thereafter	191
$1,694

Data costs paid to AT&T and the COGS related to sales of upgrade kits, accessories and repairs of $843,000 in the aggregate are expensed as incurred and are not deferred.

Deferred charges activity for the year ended December 31, 2021 can be seen in the table below (in thousands):

Balance at December 31, 2020	$1,306
Additions during the period	1,155
Recognized as cost of sales	(948)
Balance at December 31, 2021	$1,513

Amounts to be recognized as cost of sales in the year ending:
December 31, 2022	$799
December 31, 2023	507
December 31, 2024 and thereafter	207
$1,513

Data costs paid to AT&T and the COGS related to sales of custom design hardware, accessories and repairs of $929,000 in the aggregate are expensed as incurred and are not deferred.

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

The following table provides a reconciliation of the Company’s sales commissions contract assets for the year ended December 31, 2022 (in thousands):

	HW	Monitoring	Total
Balance at December 31, 2021	$242	$53	$295
Additions during the period	233	55	288
Amortization of sales commissions	(156)	(28)	(184)
Balance at December 31, 2022	$319	$80	$399

The capitalized sales commissions are included in other current assets ($196,000) and other assets ($203,000) in the Company’s Consolidated Balance Sheets at December 31, 2022.

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

NOTE 13—SUBSEQUENT EVENTS

On January 1, 2023, 35,000 options were issued to the CEO with an exercise price of $0.35 and that vest in equal increments on January 1, 2023, April 1, 2023, July 1, 2023 and October 1, 2023 valued at $9,000.

On January 3, 2023, 30,000 options in the aggregate were issued to directors with an exercise price of $0.35 and that vest in equal increments on January 1, 2023, April 1, 2023, July 1, 2023 and October 1, 2023 valued at $9,000 in the aggregate.

On February 27, 2023, 10,000 options were issued to the new Director of Software Development and Technology with an exercise price of $0.41 and that vest in equal increments over three years on the anniversary date of the issuance with the last tranche vesting on February 27, 2026. These options are valued at $3,000.

On March 2, 2023, 35,000 warrants that were set to expire on March 16, 2023 were exercised at an exercise price of $0.13 per share by the Company’s Chief Executive Officer.

