Form 10-Q
period 2023-03-31
ACORN ENERGY, INC.
filed 2023-05-11
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2023
Common Stock, $0.01 par value per share	39,757,589

ACORN ENERGY, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended March 31, 2023

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

PART I

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	As of March 31, 2023	As of December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,346	$1,450
Accounts receivable, net	771	597
Inventory, net	804	789
Deferred cost of goods sold (COGS)	898	887
Other current assets	312	288
Total current assets	4,131	4,011
Property and equipment, net	641	653
Operating right-of-use assets, net	272	298
Deferred COGS	759	807
Other assets	211	215
Total assets	$6,014	$5,984
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$361	$243
Accrued expenses	137	171
Deferred revenue	4,047	3,984
Current operating lease liabilities	118	116
Other current liabilities	48	58
Total current liabilities	4,711	4,572
Long-term liabilities:
Deferred revenue	2,169	2,187
Noncurrent operating lease liabilities	190	220
Other long-term liabilities	18	16
Total long-term liabilities	2,377	2,423
Commitments and contingencies (Note 7)
Stockholders’ Deficit:
Acorn Energy, Inc. stockholders
Common stock - $0.01 par value per share: Authorized – 42,000,000 shares; issued and outstanding – 39,757,589 and 39,722,589 shares at March 31, 2023 and December 31, 2022, respectively	397	397
Additional paid-in capital	102,911	102,889
Accumulated stockholders’ deficit	(101,352)	(101,267)
Treasury stock, at cost – 801,920 shares at March 31, 2023 and December 31, 2022	(3,036)	(3,036)
Total Acorn Energy, Inc. stockholders’ deficit	(1,080)	(1,017)
Non-controlling interests	6	6
Total stockholders’ deficit	(1,074)	(1,011)
Total liabilities and stockholders’ deficit	$6,014	$5,984

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended March 31,
	2023	2022

Revenue	$1,749	$1,751
COGS	433	493
Gross profit	1,316	1,258
Operating expenses:
Research and development expense	214	198
Selling, general and administrative expense	1,197	1,182
Total operating expenses	1,411	1,380
Operating loss	(95)	(122)
Interest income, net	11	—
Loss before income taxes	(84)	(122)
Income tax expense	—	—
Net loss	(84)	(122)
Non-controlling interest share of net income	(1)	(1)
Net loss attributable to Acorn Energy, Inc. stockholders	$(85)	$(123)

Basic and diluted net loss per share attributable to Acorn Energy, Inc. stockholders:
Total attributable to Acorn Energy, Inc. stockholders	$0.00	$0.00
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. stockholders – basic and diluted:
Basic and diluted	39,734	39,688

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED) (IN THOUSANDS)

	Three Months Ended March 31, 2023
	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Stockholders’ Deficit	Non- controlling interests	Total Deficit
Balances as of December 31, 2022	39,723	$397	$102,889	$(101,267)	802	$(3,036)	$(1,017)	$6	$(1,011)
Net loss	—	—	—	(85)	—	—	(85)	1	(84)
Proceeds from warrant exercise	35	*	5	—	—	—	5	—	5
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	17	—	—	—	17	—	17
Balances as of March 31, 2023	39,758	$397	$102,911	$(101,352)	802	$(3,036)	$(1,080)	$6	$(1,074)

*	less than $1

	Three Months Ended March 31, 2022
	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Stockholders’ Deficit	Non- controlling interests	Total Deficit
Balances as of December 31, 2021	39,688	$397	$102,804	$(100,634)	802	$(3,036)	$(469)	$8	$(461)
Net loss	—	—	—	(123)	—	—	(123)	1	(122)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	31	—	—	—	31	—	31
Balances as of March 31, 2022	39,688	$397	$102,835	$(100,757)	802	$(3,036)	$(561)	$8	$(553)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (IN THOUSANDS)

	Three months ended March 31,
	2023	2022
Cash flows provided by operating activities:
Net loss	$(84)	$(122)
Depreciation and amortization	38	20
Impairment of inventory	3	—
Non-cash lease expense	31	29
Stock-based compensation	17	31
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(174)	56
Increase in inventory	(18)	(57)
Decrease (increase) in deferred COGS	37	(135)
(Increase) decrease in other current assets and other assets	(20)	7
Increase in deferred revenue	45	299
Decrease in operating lease liability	(33)	(30)
Increase in accounts payable, accrued expenses, other current liabilities and non-current liabilities	75	123
Net cash (used in) provided by operating activities	(83)	221

Cash flows used in investing activities:
Investments in technology	(26)	(157)
Other capital investments	—	(2)
Net cash used in investing activities	(26)	(159)

Cash flows provided by financing activities:
Warrant exercise proceeds	5	—
Net cash provided by financing activities	5	̶̶̶̶̶—

Net (decrease) increase in cash	(104)	62
Cash at the beginning of the period	1,450	1,722
Cash at the end of the period	$1,346	$1,784

Non-cash investing and financing activities:
Accrued preferred dividends to former CEO of OmniMetrix	$1	$1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

NOTE 1— BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. and its subsidiaries, OmniMetrix, LLC and OMX Holdings, Inc. (collectively, “Acorn” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 2023 and 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. All dollar amounts are rounded to the nearest thousand and, thus, are approximate.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 16, 2023.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company’s cash was deposited with a U.S. bank and amounted to $1,346,000 at March 31, 2023. The Company does not believe there is a significant risk of non-performance by these counterparties. For the three-month periods ended March 31, 2023 and 2022, there were no customers that represented greater than 10% of the Company’s total invoiced sales. Approximately 21% of the accounts receivable at March 31, 2023 was due from one customer who pays its receivables over usual credit periods. Approximately 12% of the accounts receivable at December 31, 2022 was due from one customer who pays its receivables over usual credit periods. As of May 9, 2023, we have collected 100% of the full outstanding amount of $160,000, in the aggregate, due from the one customer as of March 31, 2023. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base.

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

All inventories are periodically reviewed to identify slow-moving and obsolete inventory. Management conducted an assessment and wrote-off inventory carried at $3,000 for the three months ended March 31, 2023. There was no inventory write-off in the three months ended March 31, 2022.

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

The combined number of options and warrants that were excluded from the computation of diluted net loss per share, as they had an antidilutive effect, was 1,035,000 (which had a weighted average exercise price of $0.41) and 964,000 (which had a weighted average exercise price of $0.40), respectively, for the three-month periods ending March 31, 2023 and 2022.

The following data represents the amounts used in computing EPS and the effect on net loss and the weighted average number of shares of dilutive potential common stock (in thousands):

	Three months ended March 31,
	2023	2022
Net loss attributable to common stockholders	$(85)	$(123)

Weighted average shares outstanding:
-Basic	39,734	39,688
Add: Warrants	—	—
Add: Stock options	—	—
-Diluted	39,734	39,688

Basic and diluted net loss per share	$0.00	$0.00

Recently Adopted Accounting Standards

Other than the pronouncement noted below, there have been no recent accounting pronouncements or changes in accounting standards during the three-month period ended March 31, 2023.

On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance was issued to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Specifically, this guidance requires entities to utilize a new “expected loss” model as it relates to trade and other receivables. The adoption of the standard impacts the way the Company estimates the allowance for doubtful accounts on its trade and other receivables. Refer to Note 4, “Allowance for Credit Losses,” for further information regarding the Company’s allowance for expected credit losses.

Recently Issued Accounting Standards

In March 2023, the FASB issued Accounting standards update No. 2016-13 (“ASU 2016-13”), which amends the application of ASU 2016-02, Leases (Topic 842), related to leases with entities under common control, also referred to as common control leases. The amendments to this update require an entity to consider the useful life of leasehold improvements associated with common control leases from the perspective of the common control group and amortize the leasehold improvements over the useful life of the assets to the common control group, instead of the term of the lease. Any remaining value for the leasehold improvement at the end of the lease would be adjusted through equity. The standard is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3—LIQUIDITY

As of March 31, 2023, the Company had $1,346,000 of cash.

At March 31, 2023, the Company had a negative working capital of $580,000. Its working capital included $1,346,000 of cash and deferred revenue of $4,047,000. Such deferred revenue does not require a significant cash outlay for the revenue to be recognized. Net cash decreased during the three months ended March 31, 2023 by $104,000, of which $83,000 was used by operating activities, $26,000 was used in investing activities and $5,000 was provided by financing activities.

As of May 9, 2023, the Company had cash of $1,543,000. The Company believes that such cash, plus the cash generated from operations, will provide sufficient liquidity to finance the operating activities of Acorn and OmniMetrix at their current level of operations for the twelve months from the issuance of these unaudited condensed consolidated financial statements in particular. The Company may, at some point, elect to obtain a new line of credit or other source of financing to fund additional investments in the business.

NOTE 4—ALLOWANCE FOR CREDIT LOSSES

For the Company, ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments; applies to its contract assets (deferred COGS and deferred sales commissions), lease receivables (sublease, see Note 6) and trade receivables. There are no expected or estimated credit losses on the Company’s contract assets or its lease receivable based on the Company’s implementation of ASU 2016-13.

The Company’s trade receivables primarily arise from the sale of our products to independent residential dealers, industrial distributors and dealers, national and regional retailers, equipment distributors, solar installers, and certain end users with payment terms generally ranging from 30 to 60 days. The Company evaluates the credit risk of a customer when extending credit based on a combination of various financial and qualitative factors that may affect the customers’ ability to pay. These factors include the customers’ financial condition and past payment experience.

The Company maintains an allowance for credit losses, which represents an estimate of expected losses over the remaining contractual life of its receivables considering current market conditions and estimates for supportable forecasts when appropriate. The Company measures expected credit losses on its trade receivables on an entity-by-entity basis. The estimate of expected credit losses considers a historical loss experience rate that is adjusted for delinquency trends, collection experience, and/or economic risk where appropriate. Additionally, management develops a specific allowance for trade receivables known to have a high risk of expected future credit loss.

The Company has historically experienced immaterial write-offs given the nature of the customers that receive credit. As of March 31, 2023, the Company had gross receivables of $776,000 and an allowance for credit losses of $5,000.

The following is a tabular reconciliation of the Company’s allowance for credit losses:

	As of
	March 31, 2023	December 31, 2022
	(in thousands)
Balance at beginning of period	$10	$6
Provision for credit losses	2	3
Charge-offs, net of credits	(7)	1
Balance at end of period	$5	$10

NOTE 5—INVENTORY

	As of
	March 31, 2023	December 31, 2022
	(in thousands)
Raw materials	$716	$684
Finished goods	88	105
	$804	$789

At March 31, 2023 and December 31, 2022, the Company’s inventory reserve was $6,000 and $4,000, respectively.

NOTE 6—LEASES

OmniMetrix leases office space and office equipment under operating lease agreements. The office lease has an expiration date of September 30, 2025. The office equipment lease was entered into in April 2019 and has a sixty-month term. Operating lease payments for the three months ended March 31, 2023 and 2022 were $31,000 and $30,000, respectively. The present value of future minimum lease payments on non-cancelable operating leases as of March 31, 2023 using a discount rate of 4.5% is $308,000. The 4.5% discount rate used is the incremental borrowing rate which, as defined in ASC 842, is the rate of interest that a lessee would have to pay to borrow, on a collateralized basis, over a similar term and in a similar economic environment, an amount equal to the lease payments.

Supplemental cash flow information related to leases consisted of the following (in thousands):

	For the three months ending March 31,
	2023	2022
Cash paid for operating lease liabilities	$31	$30

Supplemental balance sheet information related to leases consisted of the following:

2023
Weighted average remaining lease terms for operating leases	2.49

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the unaudited condensed balance sheet as of March 31, 2023 (in thousands):

Year ended March 31,
2024	$129
2025	129
2026	67
Total undiscounted cash flows	325
Less: Imputed interest	(17)
Present value of operating lease liabilities (a)	$308

(a)	Includes current portion of $118,000 for operating leases.

On July 6, 2021, the Company entered into an agreement with King Industrial Realty, Inc., to sublease from the Company 1,900 square feet of office space of the Company’s 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia, for a monthly sublease payment of $2,375 (plus an annual escalator each year of 3%) which includes the base rent plus a pro-rata share of utilities, property taxes and insurance. Fifty percent of any excess rent received above the per square foot amount that the Company pays will be remitted to the Company’s landlord less the allocation of any shared expenses and leasehold improvements specific to the sublease. The estimated amount the Company expects to remit to the landlord each future year of the sublease is $6,100 per year. The sublease commenced on October 1, 2021 and will run through September 30, 2025 which is the end of the Company’s lease term with its landlord. Below are the future payments (in thousands) expected under the sublease net of the estimated annual service cost of $2,220 (gross of the estimated amount expected to be remitted to our landlord):

Year ended March 31,
2024	$28
2025	28
2026	14
Total undiscounted cash flows	$70

This sublease receivable is subject to review under ASU 2016-13, (see Notes 2 and 4); however, no credit losses are expected based on the Company’s implementation of ASU 2016-13.

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company has $308,000 in operating lease obligations payable through 2026 and $37,000 in other contractual obligations. The Company also has $731,000 in open purchase order commitments payable through October 2023.

NOTE 8—EQUITY

(a) General

At March 31, 2023 the Company had issued and outstanding 39,757,589 shares of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when, as and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company.

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

At March 31, 2023, 1,343,684 options were available for grant under the Amended and Restated 2006 Stock Incentive Plan and no options were available for grant under the 2006 Stock Option Plan for Non-Employee Directors. During the three months ended March 31, 2023, 55,000 options were issued to directors, 35,000 options were issued to the Company’s CEO and 15,000 options were issued to employees of the Company. In the three months ended March 31, 2023, there were no grants to non-employees (other than the non-employee directors and CEO). The fair value of the options issued was $25,000.

On May 1, 2023, 10,000 options in the aggregate were issued to the Director of Software Development and Technology with an exercise price of $0.35 vesting in equal increments over three years on the anniversary date of the grant, valued at $3,000 in the aggregate.

No options were exercised in the three months ended March 31, 2023. The intrinsic value of options outstanding and of options exercisable at March 31, 2023 was $27,000 and $24,000, respectively.

The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2022	943,790	$0.42	4.3 years	$16,000
Granted	105,000	0.34
Exercised		—
Forfeited or expired	(13,834)	0.40
Outstanding at March 31, 2023	1,034,956	$0.41	4.4 years	$27,000
Exercisable at March 31, 2023	858,008	$0.41	3.9 years	$24,000

The fair value of the options granted of $25,000 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	3.90%
Expected term of options	5.0 years
Expected annual volatility	95.0%
Expected dividend yield	—%

(c) Stock-based Compensation Expense

Stock-based compensation expense included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations was $17,000 and $31,000 for the three-month periods ended March 31, 2023 and 2022, respectively.

The total compensation cost related to non-vested awards not yet recognized was $40,000 as of March 31, 2023.

(d) Warrants

The Company previously issued warrants at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2022	35,000	$0.13	2.5 months
Granted	—	—
Exercised	(35,000)	0.13
Forfeited or expired	—	—
Outstanding at March 31, 2023	—	$—	—

NOTE 9— SEGMENT REPORTING

As of March 31, 2023, the Company operates in two reportable operating segments, both of which are performed through the Company’s OmniMetrix subsidiary:

●	Power Generation (“PG”). OmniMetrix’s PG services provide wireless remote monitoring and control systems and IoT applications for residential and commercial/industrial power generation equipment. This includes OmniMetrix’s AIRGuard product, which remotely monitors and controls industrial air compressors and its Smart Annunciator product which is typically sold to commercial customers that require a visual representation of the generator’s status and has a touch-screen display that indicates the current state of that generator.

●	Cathodic Protection (“CP”). OmniMetrix’s CP services provide remote monitoring and control products for cathodic protection systems on oil and gas pipelines serving the gas utilities market and pipeline operators. The CP product lineup includes solutions to remotely monitor and control rectifiers, test stations and bonds. OmniMetrix also offers the industry’s first RADTM (Remote AC Mitigation Disconnect) that mounts onto existing Solid-state Decouplers in the field and can remotely disconnect/connect these AC mitigation tools which can drastically reduce a company’s expense while increasing employee safety.

The Company’s reportable segments are strategic business units, offering different products and services, and are managed separately as each business requires different technology and marketing strategies.

The following tables represent segmented data for the three-month periods ended March 31, 2023 and 2022 (in thousands):

	PG	CP	Total
Three months ended March 31, 2023:
Revenues from external customers	$1,507	$242	$1,749
Segment gross profit	1,179	137	1,316
Depreciation and amortization	33	5	38
Segment income (loss) before income taxes	$199	$(48)	$151

Three months ended March 31, 2022:
Revenues from external customers	$1,445	$306	$1,751
Segment gross profit	1,073	185	1,258
Depreciation and amortization	17	3	20
Segment income (loss) before income taxes	$189	$(21)	$168

The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between the segments. Further, the Chief Decision Maker does not review the assets by segment.

Reconciliation of Segment Net Income (Loss) to Consolidated Net Loss Before Income Taxes

	Three months ended March 31,
	2023	2022
Total net income before income taxes for reportable segments	$151	$168
Unallocated cost of corporate headquarters	(235)	(290)
Consolidated net loss before income taxes	$(84)	$(122)

NOTE 10—REVENUE

The following table disaggregates the Company’s revenue for the three-month periods ended March 31, 2023 and 2022 (in thousands):

	Hardware	Monitoring	Total
Three months ended March 31, 2023:
PG Segment	$549	$958	$1,507
CP Segment	176	66	242
Total Revenue	$725	$1,024	$1,749

	Hardware	Monitoring	Total
Three months ended March 31, 2022:
PG Segment	$523	$922	$1,445
CP Segment	238	68	306
Total Revenue	$761	$990	$1,751

Deferred revenue activity for the three months ended March 31, 2023 can be seen in the table below (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2022	$3,751	$2,420	$6,171
Additions during the period	548	1,106	1,654
Recognized as revenue	(585)	(1,024)	(1,609)
Balance at March 31, 2023	$3,714	$2,502	$6,216

Amounts to be recognized as revenue in the twelve-month-period ending:
March 31, 2024	$2,006	$2,041	$4,047
March 31, 2025	1,303	459	1,762
March 31, 2026 and thereafter	405	2	407
	$3,714	$2,502	$6,216

Other revenue of $140,000 is related to accessories, repairs, and other miscellaneous charges that are recognized to revenue when sold and are not deferred.

Deferred COGS relate only to the sale of equipment. Deferred COGS activity for the three months ended March 31, 2023 can be seen in the table below (in thousands):

Balance at December 31, 2022	$1,694
Additions, net of adjustments, during the period	231
Recognized as cost of sales	(268)
Balance at March 31, 2023	$1,657

Amounts to be recognized as COGS in the twelve-month-period ending:
March 31, 2024	$898
March 31, 2025	583
March 31, 2026 and thereafter	176
$1,657

Data costs paid to AT&T and the COGS related to sales of upgrade kits, accessories and repairs of $165,000 in the aggregate are expensed as incurred and are not deferred.

The following table provides a reconciliation of the Company’s sales commissions contract assets for the three-month period ended March 31, 2023 (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2022	$319	$80	$399
Additions during the period	44	13	57
Amortization of sales commissions	(47)	(8)	(55)
Balance at March 31, 2023	$316	$85	$401

The capitalized sales commissions are included in other current assets ($203,000) and other assets ($198,000) in the Company’s unaudited condensed consolidated balance sheet at March 31, 2023. The capitalized sales commissions are included in other current assets ($196,000) and other assets ($203,000) in the Company’s unaudited condensed consolidated balance sheet at December 31, 2022.

Amounts to be recognized as sales commission expense in the twelve-month-period ending:

March 31, 2024	$203
March 31, 2025	137
March 31, 2026 and thereafter	61
$401

The contract assets of deferred COGS and deferred sales commissions are subject to review under ASU 2016-13, see Notes 2 and 4, however, no credit losses on contract assets are expected based on the Company’s implementation of ASU 2016-13.

NOTE 11—RELATED PARTY BALANCES AND TRANSACTIONS

Officer and Director Fees

The Company recorded fees to officers of $130,000 for each of the three-month periods ended March 31, 2023 and 2022, which is included in selling, general and administrative expenses.

The Company recorded fees to directors of $15,000 for each of the three-month periods ended March 31, 2023 and 2022, which is included in selling, general and administrative expenses.

Intercompany

The related party balance due to Acorn from OmniMetrix for amounts loaned, accrued interest and expenses paid by Acorn on OmniMetrix’s behalf was $3,487,000 as of March 31, 2023 as compared to $3,677,000 as of December 31, 2022. This balance is eliminated in consolidation. During the three months ended March 31, 2023, the intercompany amount due to Acorn from OmniMetrix decreased by $190,000. This included repayments of $254,000 offset by interest of $44,000, dividends of $19,000 due to Acorn and $1,000 in shared expenses paid by Acorn. During the three months ended March 31, 2022, the intercompany amount due to Acorn from OmniMetrix decreased by $162,000. This included repayments of $275,000 offset by interest of $44,000, dividends of $19,000 due to Acorn and $50,000 in shared expenses paid by Acorn.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains “forward-looking statements” relating to the Company which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipate”, “intend”, “could”, “estimate” or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and the Company’s competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, or any of the other risks set out under the caption “Risk Factors” in the Company’s 10-K report for the year ended December 31, 2022 occur, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

	Three months ended March 31, 2023
	OmniMetrix	Acorn	Total
Revenue	$1,749	$—	$1,749
Cost of sales	433	—	433
Gross profit	1,316	—	1,316
Gross profit margin	75%		75%
R&D expenses	214	—	214
Selling, general and administrative expenses	963	234	1,197
Operating income (loss)	$139	$(234)	$(95)

	Three months ended March 31, 2022
	OmniMetrix	Acorn	Total
Revenue	$1,751	$—	$1,751
Cost of sales	493	—	493
Gross profit	1,258	—	1,258
Gross profit margin	72%		72%
R&D expenses	198	—	198
Selling, general and administrative expenses	892	290	1,182
Operating income (loss)	$168	$(290)	$(122)

BACKLOG

As of March 31, 2023, OmniMetrix had a backlog of $6.2 million, primarily comprised of deferred revenue, of which $4.0 million is expected to be recognized as revenue in 2023. This compares to a backlog of $5.7 million at March 31, 2022.

RECENT DEVELOPMENTS

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

OVERVIEW AND TREND INFORMATION

Acorn Energy, Inc. (“Acorn” or “the Company”) is a holding company focused on technology-driven solutions for energy infrastructure asset management. We provide the following services and products through our OmniMetrixTM, LLC (“OmniMetrix”) subsidiary:

●	Power Generation (“PG”). OmniMetrix’s PG services provide wireless remote monitoring and control systems and IoT applications for residential and commercial/industrial power generation equipment. This includes our AIRGuard product, which remotely monitors and controls industrial air compressors and our Smart Annunciator product which is typically sold to commercial customers that require a visual representation of the generator’s status and has a touch-screen display that indicates the current state of that generator.

●	Cathodic Protection (“CP”). OmniMetrix’s CP services provide remote monitoring and control products for cathodic protection systems on oil and gas pipelines serving the gas utilities market and pipeline operators. The CP product lineup includes solutions to remotely monitor and control rectifiers, test stations and bonds. OmniMetrix also offers the industry’s first RADTM (Remote AC Mitigation Disconnect) that mounts onto existing Solid-state Decouplers in the field and can remotely disconnect/connect these AC mitigation tools which can drastically reduce a company’s expense while increasing employee safety.

Each of our PG and CP activities represents a reportable segment. The following analysis should be read together with the segment and revenue information provided in Notes 9 and 10 to the unaudited condensed consolidated financial statements included in this quarterly report.

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

Sales of OmniMetrix monitoring systems include the sale of equipment and of monitoring services. Revenue (and related costs) associated with sale of equipment are recorded to deferred revenue (and deferred charges) upon shipment for PG and CP monitoring units. Revenue and related costs with respect to the sale of equipment are recognized over the estimated life of the units which are currently estimated to be three years. Revenues from the prepayment of monitoring fees (generally paid in advance) are initially recorded as deferred revenue upon receipt of payment from the customer and then amortized to revenue over the monitoring service period (typically twelve-month, renewable periods).

Results of Operations

The following table sets forth certain information with respect to the unaudited condensed consolidated results of operations of the Company for the three-month periods ended March 31, 2023 and March 31, 2022, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. For segment data, see Notes 9 and 10 to the unaudited condensed consolidated financial statements included in this quarterly report.

	Three months ended March 31,
	2023		2022		Change
	($,000)	% of revenues	($,000)	% of revenues	from 2022 to 2023
Revenue	$1,749	100%	$1,751	100%	** %
Cost of sales	433	25%	493	28%	(12)%
Gross profit	1,316	75%	1,258	72%	5%
R&D expenses	214	12%	198	11%	8%
SG&A expenses	1,197	68%	1,182	68%	1%
Operating loss	(95)	(5)%	(122)	(7)%	(22)%
Interest income (expense)	11	1%	*	** %	100%
Loss before income taxes	(84)	(5)%	(122)	(7)%	(31)%
Income tax expense	—	—%	—	—%	—%
Net loss	(84)	(5)%	(122)	(7)%	(31)%
Non-controlling interests share of net income	(1)	(** )%	(1)	(** )%	—%
Net loss attributable to Acorn Energy, Inc.	$(85)	(5)%	$(123)	(7)%	(31)%

*result is less than $1

**result is less than 1%

Revenue. Revenue in the first quarter of 2023 was $1,749,000 compared to $1,751,000 in the first quarter of 2022 which was essentially flat period over period. Monitoring revenue increased $34,000, or 3.4%, which was offset by a decrease in hardware and accessories revenue of $36,000, or 4.7%. Total revenue in the PG segment increased $62,000, or 4.3%, while total revenue in the CP segment decreased $64,000 or 20.9%.

Gross Profit. Gross profit during the three months ended March 31, 2023 was $1,316,000, reflecting a gross margin of 75% on revenue, compared with a gross profit during the three months ended March 31, 2022 of $1,258,000, reflecting a gross margin of 72%. The increase in profit margin was driven by an increase in monitoring revenue, which has a higher margin than product revenue, in addition to a change in the product mix concentration as the True Guard Pro, which is our product for Commercial and Industrial customers, has a higher profit margin than our True Guard 2 residential product.

R&D expense. During the three months ended March 31, 2023 and 2022, R&D expense was $214,000 and $198,000, respectively. The increase in R&D expense in the three months ended March 31, 2023 of approximately $16,000 is related to salary increases of our engineering team effective October 1, 2022, the continued development of next-generation PG and CP products, and exploration into new possible product lines. We expect a moderate increase in R&D expense in 2023 as we continue to work on certain initiatives to redesign products and expand product lines to increase the level of innovation.

Selling, general and administrative expense. SG&A expense in the first three months of 2023 reflected an increase of $15,000, or 1%, as compared to the first three months of 2022. OmniMetrix’s SG&A expense increased $71,000, or 8%, from $892,000 in the first three months of 2022 to $963,000 in the first three months of 2023. This increase was primarily due to an increase of (i) $19,000 in data hosting and software license expenses, (ii) $15,000 in travel and trade show expenses, (iii) $10,000 in technology consulting fees, (iv) $14,000 in amortization of sales commissions, (v) $18,000 in depreciation and amortization costs primarily of IT technology investments and (vi) $6,000 in other expenses offset by $11,000 decrease in personnel expenses. Corporate SG&A expense decreased $56,000, or 19%, from $290,000 in the first three months of 2022 to $234,000 in the first three months of 2023. This decrease was due to a decrease of (i) $36,000 in audit fees due to the timing of when the services were performed as some were performed in the fourth quarter of 2022, (ii) $12,000 in stock compensation expense and (iii) $8,000 in other public company expenses.

Net loss attributable to Acorn Energy. We recognized a net loss attributable to Acorn stockholders of $85,000 in the first three months of 2023 compared to a net loss attributable to Acorn stockholders of $123,000 in the first three months of 2022. Our net loss during the three months ended March 31, 2023 is comprised of net income at OmniMetrix of $151,000 less corporate expenses of $235,000 offset by $1,000 representing the non-controlling interest share of our income from OmniMetrix. Our loss in the three months ended March 31, 2022 is comprised of net income at OmniMetrix of $168,000, less corporate expense of $290,000, offset by $1,000 representing the non-controlling interest share of our income in OmniMetrix.

Liquidity and Capital Resources

At March 31, 2023, we had a negative working capital of $580,000. Our working capital includes $1,346,000 of cash and deferred revenue of $4,047,000. Such deferred revenue does not require a significant cash outlay for the revenue to be recognized.

During the three months ended March 31, 2023, our OmniMetrix subsidiary provided $164,000 from its operations, while our corporate headquarters used $247,000 during the same period.

During the three months ended March 31, 2023, we invested $26,000 in technology and received proceeds of $5,000 from financing activities related to the exercise of warrants.

Other Liquidity Matters

OmniMetrix owes Acorn $3,487,000 for loans, accrued interest and expenses advanced to it by Acorn. OmniMetrix made repayments to Acorn of $253,000 in the first quarter of 2023 offset by interest, dividends and other advances of $64,000 in the aggregate.

As of May 9, 2023, we had cash of $1,543,000. We believe that such cash, plus the cash generated from operations, will provide sufficient liquidity to finance the operating activities of Acorn and OmniMetrix at their current level of operations for the twelve months from the issuance of these unaudited condensed consolidated financial statements in particular. We may, at some point, elect to obtain a new line of credit or other source of financing to fund additional investments in the business.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of March 31, 2023.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Twelve Month Periods Ending March 31, (in thousands)
	Total	2024	2025-2026	2027-2028	2029 and thereafter
Software agreements	$25	$25	$—	$—	$—
Operating leases*	325	128	197	—	—
Contractual services	16	16	—	—	—
Purchase commitments**	731	731	—	—	—
Total contractual cash obligations	$1,097	$900	$197	$—	$—

*Reflects the gross amount of the operating lease liabilities. Does not include rent amounts to be received under the sublease.

**Reflects open purchase orders for components/parts to be delivered over the next twelve months as sales forecast requires.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company’s cash was deposited with a U.S. bank and amounted to $1,346,000 at March 31, 2023. The Company does not believe there is a significant risk of non-performance by these counterparties. For the three-month periods ended March 31, 2023 and 2022, there were no customers that represented greater than 10% of the Company’s total invoiced sales. Approximately 21% of the accounts receivable at March 31, 2023 was due from one customer who pays its receivables over usual credit periods. Approximately 12% of the accounts receivable at December 31, 2022 was due from one customer who pays its receivables over usual credit periods. As of May 9, 2023, we have collected 100% of the full outstanding amount of $160,000, in the aggregate, due from the one customer as of March 31, 2023. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base.

Fair Value of Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values due to the short maturity of such investments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses noted in our Annual Report on Form 10-K for the year ended December 31, 2022, to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As noted in our Annual Report on Form 10-K for the year ended December 31, 2022, we employ a decentralized internal control methodology, coupled with management’s oversight, whereby our OmniMetrix subsidiary is responsible for mitigating its risks to financial reporting by implementing and maintaining effective control policies and procedures and subsequently translating that respective risk mitigation up and through to the parent level and to our external financial statements. In addition, as our operating subsidiary is not large enough to effectively mitigate certain risks by segregating incompatible duties, management must employ compensating mechanisms throughout our company in a manner that is feasible within the constraints in which it operates.

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

PART II

ITEM 6.	EXHIBITS.

10.1*	Consulting Agreement, dated as of January 1, 2023, by and between Acorn Energy, Inc. and Jan H. Loeb (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022).

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-Q for the quarter ended March 31, 2023, filed on May 11, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

#104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: May 11, 2023

	By:	/s/ TRACY S. CLIFFORD
Tracy S. Clifford
Chief Financial Officer

