Form 10-Q
period 2023-06-30
ACORN ENERGY, INC.
filed 2023-08-10
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2023
Common Stock, $0.01 par value per share	39,757,589

ACORN ENERGY, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended June 30, 2023

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

PART I

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of June 30, 2023	As of December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,573	$1,450
Accounts receivable, net	701	597
Inventory, net	803	789
Deferred cost of goods sold (COGS)	917	887
Other current assets	398	288
Total current assets	4,392	4,011
Property and equipment, net	614	653
Operating right-of-use assets, net	246	298
Deferred COGS	733	807
Other assets	224	215
Total assets	$6,209	$5,984
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$321	$243
Accrued expenses	157	171
Deferred revenue	4,154	3,984
Operating lease liabilities	119	116
Other current liabilities	30	58
Total current liabilities	4,781	4,572
Long-term liabilities:
Deferred revenue	2,213	2,187
Operating lease liabilities	160	220
Other long-term liabilities	18	16
Total long-term liabilities	2,391	2,423
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Acorn Energy, Inc. stockholders
Common stock - $0.01 par value per share: Authorized – 42,000,000 shares; issued and outstanding – 39,757,589 and 39,722,589 shares at June 30, 2023 and December 31, 2022, respectively	397	397
Additional paid-in capital	102,924	102,889
Accumulated stockholders’ deficit	(101,256)	(101,267)
Treasury stock, at cost – 801,920 shares at June 30, 2023 and December 31, 2022	(3,036)	(3,036)
Total Acorn Energy, Inc. stockholders’ deficit	(971)	(1,017)
Non-controlling interest	8	6
Total stockholders’ deficit	(963)	(1,011)
Total liabilities and stockholders’ deficit	$6,209	$5,984

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Six months ended June 30,		Three months ended June 30,
	2023	2022	2023	2022

Revenue	$3,722	$3,372	$1,973	$1,621
COGS	916	868	483	375
Gross profit	2,806	2,504	1,490	1,246
Operating expenses:
Research and development (R&D) expense	402	410	188	212
Selling, general and administrative (SG&A) expense	2,416	2,387	1,219	1,205
Impairment of software	—	51	—	51
Total operating expenses	2,818	2,848	1,407	1,468
Operating (loss) income	(12)	(344)	83	(222)
Interest income (expense), net	27	(1)	16	(1)
Income (loss) before income taxes	15	(345)	99	(223)
Income tax expense	—	—	—	—
Net income (loss)	15	(345)	99	(223)
Non-controlling interest share of net income	(4)	(1)	(3)	*
Net income (loss) attributable to Acorn Energy, Inc. stockholders	$11	$(346)	$96	$(223)

Basic and diluted net income (loss) per share attributable to Acorn Energy, Inc. stockholders:	$0.00	$(0.01)	$0.00	$(0.01)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. stockholders – basic and diluted
Basic	39,746	39,688	39,758	39,688
Diluted	39,780	39,688	39,784	39,688

*	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT (UNAUDITED)

(IN THOUSANDS)

	Three and Six Months Ended June 30, 2023
	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Stockholders’ Deficit	Non- controlling interests	Total Deficit
Balances as of December 31, 2022	39,723	$397	$102,889	$(101,267)	802	$(3,036)	$(1,017)	$6	$(1,011)
Net loss	—	—	—	(85)	—	—	(85)	1	(84)
Proceeds from warrant exercise	35	*	5	—	—	—	5	—	5
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	17	—	—	—	17	—	17
Balances as of March 31, 2023	39,758	$397	$102,911	$(101,352)	802	$(3,036)	$(1,080)	$6	$(1,074)
Net income	—	—	—	96	—	—	96	3	99
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	13	—	—	—	13	—	13
Balances as of June 30, 2023	39,758	$397	$102,924	$(101,256)	802	$(3,036)	$(971)	$8	$(963)

	Three and Six Months Ended June 30, 2022
	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Stockholders’ Deficit	Non- controlling interests	Total Stockholders’ Deficit
Balances as of December 31, 2021	39,688	$397	$102,804	$(100,634)	802	$(3,036)	$(469)	$8	$(461)
Net loss	—	—	—	(123)	—	—	(123)	1	(122)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	31	—	—	—	31	—	31
Balances as of March 31, 2022	39,688	$397	$102,835	$(100,757)	802	$(3,036)	$(561)	$8	$(553)
Net loss	—	—	—	(223)	—	—	(223)	*	(223)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	22	—	—	—	22	—	22
Balances as of June 30, 2022	39,688	$397	$102,857	$(100,980)	802	$(3,036)	$(762)	$7	$(755)

*	Less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Six months ended June 30,
	2023	2022
Cash flows provided by (used in) operating activities:
Net income (loss)	$15	$(345)
Depreciation and amortization	76	48
Impairment of inventory	8	—
Impairment of software	—	51
Non-cash lease expense	63	59
Stock-based compensation	30	53
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(104)	292
Increase in inventory	(22)	(298)
Decrease (increase) in deferred COGS	44	(117)
Increase in other current assets and other assets	(119)	(1)
Increase (decrease) in accounts payable and accrued expenses	64	(125)
Increase in deferred revenue	196	242
Decrease in operating lease liability	(67)	(62)
(Decrease) increase in other current liabilities and non-current liabilities	(29)	9
Net cash provided by (used in) operating activities	155	(194)

Cash flows used in investing activities:
Investments in technology	(37)	(266)
Other capital investments	—	(3)
Net cash used in investing activities	(37)	(269)

Cash flows used in financing activities:
Warrant exercise proceeds	5	—
Net cash provided by financing activities	5	—

Net increase (decrease) in cash	123	(463)
Cash at the beginning of the year	1,450	1,722
Cash at the end of the period	$1,573	$1,259

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1	$1

Non-cash investing and financing activities:
Accrued preferred dividends to former CEO of OmniMetrix	$2	$2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

NOTE 1— BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. and its subsidiaries, OmniMetrix, LLC and OMX Holdings, Inc. (collectively, “Acorn” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six- and three-month periods ended June 30, 2023 and 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. All dollar amounts are rounded to the nearest thousand and, thus, are approximate.

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

NOTE 2—ACCOUNTING POLICIES

Use of Estimates in Preparation of Financial Statements

The preparation of unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

As applicable to these unaudited condensed consolidated financial statements, the most significant estimates and assumptions relate to uncertainties with respect to revenue recognition and management’s projections.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company’s cash was deposited with a U.S. bank and amounted to $1,573,000 at June 30, 2023. The Company does not believe there is a significant risk of non-performance by its counterparties. For the three- and six-month periods ended June 30, 2023, there was one customer (the same customer in both periods) that represented 21% and 15% of the Company’s total invoiced sales, respectively. At June 30, 2023, the Company had two customers that represented greater than 10% of our accounts receivable with balances representing 25% and 14% of the Company’s total accounts receivable. As of August 8, 2023, we have collected 64% of the outstanding amount of $277,000, in the aggregate due from these two customers as of June 30, 2023. This represents 100% from one of the two customers which had $177,000 outstanding. Approximately 12% of the accounts receivable at December 31, 2022 was due from one customer which was subsequently collected in full. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base. Although we do not believe there is significant risk of non-performance by these counterparties, any failures or defaults on their part could negatively impact the value of our financial instruments and could have a material adverse effect on our business, operations or financial condition.

Inventory

Inventories are comprised of components (raw materials), work-in-process and finished goods, which are measured at the lower of cost or net realizable value.

Raw materials inventory is generally comprised of radios, cables, antennas, and electrical components. Finished goods inventory consists of fully assembled systems ready for final shipment to the customer. Costs are determined at cost of acquisition on a weighted average basis and include all outside production and applicable shipping costs.

All inventories are periodically reviewed to identify slow-moving and obsolete inventory. Management conducted an assessment and wrote-off inventory carried at $8,000 for the six months ended June 30, 2023, of which $5,000 was written off in the three months ended June 30, 2023.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to Acorn Energy, Inc. by the weighted average number of shares outstanding during the period, excluding treasury stock. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding plus the dilutive potential of common shares which would result from the exercise of stock options. The dilutive effects of stock options are excluded from the computation of diluted net income (loss) per share if doing so would be antidilutive. For the six-month period ending June 30, 2023, the number of options that were excluded from the computation of diluted net loss, as they had an antidilutive effect, was 897,000 (which have a weighted average exercise price of $0.43). For the three-month period ending June 30, 2023, the number of options that were excluded from the computation of diluted net loss, as they had an antidilutive effect, was 1,003,039 (which have a weighted average exercise price of $0.42). For both the six- and three-month periods ending June 30, 2022, the number of options that were excluded from the computation of diluted net loss, as they had an antidilutive effect, was 979,000 (which have a weighted average exercise price of $0.41) and the number of warrants that were excluded from the computation of diluted net loss, as they had an antidilutive effect, was 35,000 (which had a weighted average exercise price of $0.13).

The following data represents the amounts used in computing EPS and the effect on net income (loss) and the weighted average number of shares of dilutive potential common stock (in thousands):

	Six months ended June 30,		Three months ended June 30,
	2023	2022	2023	2022
Net income (loss) available to common stockholders	$11	$(346)	$96	$(223)

Weighted average share outstanding:
Basic	39,746	39,688	39,758	39,688
Add: Stock options	34	—	26	—
Diluted	39,780	39,688	39,784	39,688

Basic and diluted net income (loss) per share	$0.00	$(0.01)	$0.00	$(0.01)

Recently Adopted Accounting Standards

Other than the pronouncement noted below, there have been no recent accounting pronouncements or changes in accounting standards during the six-month period ended June 30, 2023 that would affect the Company’s financial statements.

On January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This guidance was issued to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Specifically, this guidance requires entities to utilize a new “expected loss” model as it relates to trade and other receivables. The adoption of the standard impacts the way the Company estimates the allowance for doubtful accounts on its trade and other receivables. Refer to Note 4, “Allowance for Credit Losses,” for further information regarding the Company’s allowance for expected credit losses.

NOTE 3—LIQUIDITY

As of June 30, 2023, the Company had cash of $1,573,000.

At June 30, 2023, the Company had negative working capital of $389,000. The Company’s working capital includes $1,573,000 of cash and deferred revenue of $4,154,000. Such deferred revenue does not require a significant cash outlay for the revenue to be recognized. Net cash increased during the six months ended June 30, 2023 by $123,000, of which $155,000 was provided by operating activities, $37,000 was used in investing activities and $5,000 was provided by financing activities.

As of August 8, 2023, the Company had cash of $1,738,000. The Company believes that such cash, plus the cash generated from operations, will provide sufficient liquidity to finance the operating activities of the Company at their current level of operations for the twelve months from the issuance of these unaudited condensed consolidated financial statements in particular. The Company may, at some point, elect to obtain a new line of credit or other source of financing to fund additional investments in the business.

NOTE 4—ALLOWANCE FOR CREDIT LOSSES

For the Company, ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” applies to its contract assets (deferred COGS and deferred sales commissions), lease receivables (sublease, see Note 6) and trade receivables. There are no expected or estimated credit losses on the Company’s contract assets or its lease receivable based on the Company’s implementation of ASU 2016-13.

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

The Company has historically experienced immaterial write-offs given the nature of the customers that receive credit. As of June 30, 2023, the Company had gross receivables of $707,000 and an allowance for credit losses of $6,000.

The following is a tabular reconciliation of the Company’s allowance for credit losses:

	As of
	June 30, 2023	December 31, 2022
	(in thousands)
Balance at beginning of period	$10	$6
Provision for credit losses	2	3
Net (charge-offs) credits	(6)	1
Balance at end of period	$6	$10

NOTE 5—INVENTORY

	As of
	June 30, 2023	December 31, 2022
	(in thousands)
Raw materials	$729	$684
Finished goods	74	105
	$803	$789

At June 30, 2023 and December 31, 2022, the Company’s inventory reserve was $4,000.

All inventories are periodically reviewed to identify slow-moving and obsolete inventory. Management conducted an assessment and wrote-off inventory carried at $8,000 for the six months ended June 30, 2023, of which $5,000 was written off in the three months ended June 30, 2023.

NOTE 6—LEASES

OmniMetrix leases office space and office equipment under operating lease agreements. The office lease has an expiration date of September 30, 2025. The office equipment lease was entered into in April 2019 and has a sixty-month term. Operating lease payments for the six months ended June 30, 2023 and 2022 were $63,000 and $62,000, respectively. Operating lease payments for the three months ended June 30, 2023 and 2022 were $32,000 and $32,000, respectively. The future minimum lease payments on non-cancellable operating leases as of June 30, 2023 using a discount rate of 4.5% are $279,000. The 4.5% discount rate used is the incremental borrowing rate which, as defined in ASC 842, is the rate of interest that a lessee would have to pay to borrow, on a collateralized basis, over a similar term and in a similar economic environment, an amount equal to the lease payments.

Supplemental cash flow information related to leases consisted of the following (in thousands):

	For the Six Months Ending June 30,
	2023	2022
Cash paid for operating lease liabilities	$63	$62

Supplemental balance sheet information related to leases consisted of the following:

2023
Weighted average remaining lease terms for operating leases	2.24 years

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms of more than one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of June 30, 2023 (in thousands):

Year ended June 30,
2024	$129
2025	131
2026	33
Total undiscounted cash flows	293
Less: Imputed interest	(14)
Present value of operating lease liabilities (a)	$279

(a)	Includes current portion of $119,000 for operating leases.

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

Year ended June 30,
2024	$28
2025	29
2026	7
Total undiscounted cash flows	$64

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company has $279,000 in operating lease obligations payable through 2026 and $41,000 in other contractual obligations. The Company also has $631,000 in open purchase order commitments payable through October 2023.

NOTE 8—EQUITY

(a) General

At June 30, 2023 the Company had issued and outstanding 39,757,589 shares of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company.

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

At June 30, 2023, 1,240,351 options were available for grant under the Amended and Restated 2006 Stock Incentive Plan and no options were available for grant under the 2006 Stock Option Plan for Non-Employee Directors. During the six months ended June 30, 2023, 215,000 options were issued of which 110,000 of these options were issued in the three months ended June 30, 2023. The options were issued as follows: an aggregate of 55,000 to directors (excluding the CEO), 35,000 to the CEO, 100,000 to the CFO and an aggregate of 25,000 to employees. In the six and three months ended June 30, 2023, there were no grants to non-employees (other than the directors, CEO and CFO).

No options were exercised in the six and three months ended June 30, 2023. The intrinsic value of options outstanding and of options exercisable at June 30, 2023 was $8,000. The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2022	943,790	$0.42	4.3 years	$16,000
Granted	215,000	0.33
Exercised	—	—
Forfeited or expired	(20,501)	0.40
Outstanding at June 30, 2023	1,138,289	$0.40	4.5 years	$8,000
Exercisable at June 30, 2023	899,258	$0.41	4.0 years	$8,000

The fair value of the options granted of $46,000 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	3.9%
Expected term of options	4.1 years
Expected annual volatility	94.5%
Expected dividend yield	—%

(c) Stock-based Compensation Expense

Stock-based compensation expense included in SG&A expenses in the Company’s unaudited condensed consolidated statements of operations was $30,000 and $53,000 for the six-month periods ended June 30, 2023 and 2022, respectively, and $13,000 and $22,000 for the three-month periods ended June 30, 2023 and 2022, respectively.

The total compensation cost related to non-vested awards not yet recognized was $43,000 and $59,000 as of June 30, 2023 and 2022, respectively.

(d) Warrants

The Company previously issued warrants at exercise prices equal to or greater than the market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2022	35,000	$0.13	2.5 months
Granted	—	—
Exercised	(35,000)	0.13
Forfeited or expired	—	—
Outstanding at June 30, 2023	—	$—	—

NOTE 9— SEGMENT REPORTING

As of June 30, 2023, the Company operates in two reportable operating segments, both of which are performed through the Company’s OmniMetrix subsidiary:

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

The following tables represent segmented data for the six-month and three-month periods ended June 30, 2023 and 2022 (in thousands):

	PG	CP	Total
Six months ended June 30, 2023:
Revenues from external customers	$3,196	$526	$3,722
Segment gross profit	2,495	311	2,806
Depreciation and amortization	65	11	76
Segment income (loss) before income taxes	$530	$(40)	$490

Six months ended June 30, 2022:
Revenues from external customers	$2,825	$547	$3,372
Segment gross profit	2,164	340	2,504
Depreciation and amortization	41	8	49
Segment income (loss) before income taxes*	$262	$(45)	$217

Three months ended June 30, 2023:
Revenues from external customers	$1,689	$284	$1,973
Segment gross profit	1,316	174	1,490
Depreciation and amortization	32	6	38
Segment income before income taxes	$331	$8	$339

Three months ended June 30, 2022:
Revenues from external customers	$1,380	$241	$1,621
Segment gross profit	1,091	155	1,246
Depreciation and amortization	24	5	29
Segment income (loss) before income taxes*	$73	$(24)	$49

*	Software impairment of $51,000 is not related to a specific segment and, thus, is not included in the “Segment income (loss) before income taxes” for the six and three months ended June 30, 2022.

The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between the segments. Further, the Chief Decision Maker does not review the assets by segment.

Reconciliation of Segment Income (Loss) to Consolidated Net Income (Loss) Before Income Taxes

	Six months ended June 30,		Three months ended June 30,
	2023	2022	2023	2022
Total net income before income taxes for reportable segments*	$490	$217	$339	$49
Unallocated cost of corporate headquarters	(475)	(511)	(240)	(221)
Consolidated net income (loss) before income taxes	$15	$(294)	$99	$(172)

*	Software impairment of $51,000 is not related to a specific segment and, thus, is not included in the “Total net income before income taxes for reportable segments” for the six and three months ended June 30, 2022.

NOTE 10—REVENUE

The following table disaggregates the Company’s revenue for the six-month and three-month periods ended June 30, 2023 and 2022 (in thousands):

	Hardware	Monitoring	Total
Six months ended June 30, 2023:
PG Segment	$1,237	$1,959	$3,196
CP Segment	396	130	526
Total Revenue	$1,633	$2,089	$3,722

	Hardware	Monitoring	Total
Six months ended June 30, 2022:
PG Segment	$1,002	$1,823	$2,825
CP Segment	414	133	547
Total Revenue	$1,416	$1,956	$3,372

	Hardware	Monitoring	Total
Three months ended June 30, 2023:
PG Segment	$688	$1,001	$1,689
CP Segment	220	64	284
Total Revenue	$908	$1,065	$1,973

	Hardware	Monitoring	Total
Three months ended June 30, 2022:
PG Segment	$479	$901	$1,380
CP Segment	176	65	241
Total Revenue	$655	$966	$1,621

Deferred revenue activity for the six months ended June 30, 2023 can be seen in the table below (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2022	$3,751	$2,420	$6,171
Additions during the period	1,278	2,200	3,478
Recognized as revenue	(1,192)	(2,090)	(3,282)
Balance at June 30, 2023	$3,837	$2,530	$6,367

Amounts to be recognized as revenue in the twelve-month-period ending:
June 30, 2024	$2,099	2,055	4,154
June 30, 2025	1,312	471	1,783
June 30, 2026 and thereafter	426	4	430
	$3,837	2,530	6,367

Other revenue of $440,000 was related to customized units, accessories, repairs, and other miscellaneous charges that are recognized to revenue when sold and are not deferred.

The amount of hardware revenue recognized during the six months ended June 30, 2023 that was included in deferred revenue at the beginning of the fiscal year was $1,018,000. The amount of monitoring revenue during the six months ended June 30, 2023 that was included in deferred revenue at the beginning of the fiscal year was $1,472,000.

Deferred charges relate only to the sale of equipment. Deferred charges activity for the six months ended June 30, 2023 can be seen in the table below (in thousands):

Balance at December 31, 2022	$1,694
Additions, net of adjustments, during the period	496
Recognized as COGS	(540)
Balance at June 30, 2023	$1,650

Amounts to be recognized as COGS in the twelve-month-period ending:
June 30, 2024	$917
June 30, 2025	563
June 30, 2026 and thereafter	170
$1,650

Data costs paid to AT&T and the COGS related to sales of upgrade kits, accessories and repairs of $376,000 in the aggregate are expensed as incurred and are not deferred.

The following table provides a reconciliation of the Company’s sales commissions contract assets for the six-month period ended June 30, 2023 (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2022	$319	$80	$399
Additions during the period	115	30	145
Amortization of sales commissions	(97)	(17)	(114)
Balance at June 30, 2023	$337	93	430

The capitalized sales commissions are included in other current assets ($218,000) and other assets ($212,000) in the Company’s unaudited condensed consolidated balance sheets as of June 30, 2023. The capitalized sales commissions are included in other current assets ($196,000) and other assets ($203,000) in the Company’s condensed consolidated balance sheet at December 31, 2022.

Amounts to be recognized as sales commission expense in the twelve-month-period ending:

June 30, 2024	$218
June 30, 2025	145
June 30, 2026 and thereafter	67
$430

The contract assets of deferred COGS and deferred sales commissions are subject to review under ASU 2016-13, see Notes 2 and 4; however, no credit losses on contract assets are expected based on the Company’s implementation of ASU 2016-13.

NOTE 11—RELATED PARTY BALANCES AND TRANSACTIONS

Officer and Director Fees

The Company recorded fees to officers of $261,000 and $261,000 for the six months ended June 30, 2023 and 2022, respectively, and $131,000 and $131,000 for the three months ended June 30, 2023 and 2022, respectively, which are included in SG&A expenses.

The Company recorded fees to directors of $34,000 and $30,000 for the six months ended June 30, 2023 and 2022, respectively, and $19,000 and $15,000 for the three months ended June 30, 2023 and 2022, respectively, which are included in SG&A expenses.

Intercompany

The intercompany balance due to Acorn from OmniMetrix for amounts loaned, accrued interest and expenses paid by Acorn on OmniMetrix’s behalf was $3,112,000 as of June 30, 2023 as compared to $3,677,000 as of December 31, 2022. This balance is eliminated in consolidation. During the six months ended June 30, 2023, the intercompany amount due to Acorn from OmniMetrix decreased by $565,000. This included repayments of $692,000 offset by interest of $89,000 and dividends of $38,000 due to Acorn. During the six months ended June 30, 2022, the intercompany amount due to Acorn from OmniMetrix decreased by $556,000. This included repayments of $780,000 offset by interest of $89,000, dividends of $38,000 due to Acorn and $97,000 in shared expenses paid by Acorn.

ACORN ENERGY, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains “forward-looking statements” relating to the Company which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipate”, “intend”, “could”, “estimate” or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and the Company’s competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, or any of the other risks set out under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 occur, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

	Six months ended June 30, 2023
	OmniMetrix	Acorn	Total
Revenue	$3,722	$—	$3,722
COGS	916	—	916
Gross profit	2,806	—	2,806
Gross profit margin	75%		75%
R&D expense	402	—	402
SG&A expense	1,942	474	2,416
Operating income (loss)	$462	$(474)	$(12)

	Six months ended June 30, 2022
	OmniMetrix	Acorn	Total
Revenue	$3,372	$—	$3,372
COGS	868	—	868
Gross profit	2,504	—	2,504
Gross profit margin	74%		74%
R&D expense	410	—	410
SG&A expense	1,877	510	2,387
Impairment of software	51	—	51
Operating income (loss)	$166	$(510)	$(344)

	Three months ended June 30, 2023
	OmniMetrix	Acorn	Total
Revenue	$1,973	$—	$1,973
COGS	483	—	483
Gross profit	1,490	—	1,490
Gross profit margin	76%		76%
R&D expense	188	—	188
SG&A expense	979	240	1,219
Operating income (loss)	$323	$(240)	$83

	Three months ended June 30, 2022
	OmniMetrix	Acorn	Total
Revenue	$1,621	$—	$1,621
COGS	375	—	375
Gross profit	1,246	—	1,246
Gross profit margin	77%		77%
R&D expense	212	—	212
SG&A expense	985	220	1,205
Impairment of software	51	—	51
Operating loss	$(2)	$(220)	$(222)

BACKLOG

As of June 30, 2023, OmniMetrix had a backlog of $6,367,000, primarily comprised of deferred revenue, of which $4,154,000 is expected to be recognized as revenue in the next twelve months. This compares to a backlog of $5,635,000 at June 30, 2022.

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

Sales of OmniMetrix monitoring systems include the sale of equipment and of monitoring services. Revenue (and related costs) associated with sale of equipment are recorded to deferred revenue (and deferred charges) upon shipment for PG and CP monitoring units. Revenue and related costs with respect to the sale of new equipment are recognized over the life of the units which is currently estimated to be three years. Revenues from the prepayment of monitoring fees (generally paid in advance) are initially recorded as deferred revenue upon receipt of payment from the customer and then amortized to revenue over the monitoring service period (typically twelve-month, renewable periods).

Results of Operations

The following table sets forth certain information with respect to the unaudited condensed consolidated results of operations of the Company for the six-month periods ended June 30, 2023 and 2022, including the percentage of total revenues during each period attributable to selected components of the Statements of Operations data and for the period-to-period percentage changes in such components. For segment data, see Notes 9 and 10 to the unaudited condensed consolidated financial statements included in this quarterly report.

	Six months ended June 30,
	2023		2022		Change
	($,000)	% of revenues	($,000)	% of revenues	From 2022 to 2023(1)
Revenue	$3,722	100%	$3,372	100%	10%
COGS	916	25%	868	26%	(6)%
Gross profit	2,806	75%	2,504	74%	12%
R&D expense	402	11%	410	12%	2%
SG&A expense	2,416	65%	2,387	71%	(1)%
Impairment of software	—	—%	51	2%	100%
Operating loss	(12)	(* )%	(344)	(10)%	97%
Interest income (expense), net	27	1%	(1)	(* )%	2800%
(Loss) income before income taxes	15	* %	(345)	(10)%	104%
Income tax expense	—	—	—	—%	—
Net (loss) income	15	* %	(345)	(10)%	104%
Less: Non-controlling interest share of net income	4	* %	1	* %	300%
Net (loss) income attributable to Acorn Energy, Inc.	$11	* %	$(346)	(10)%	103%

*result is less than 1%.

(1)parentheses indicate unfavorable change from prior period.

The following table sets forth certain information with respect to the unaudited consolidated results of operations of the Company for the three-month periods ended June 30, 2023 and 2022, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. For segment data, see Notes 9 and 10 to the unaudited condensed consolidated financial statements included in this quarterly report.

	Three months ended June 30,
	2023		2022		Change
	($,000)	% of revenues	($,000)	% of revenues	from 2022 to 2023(1)
Revenue	$1,973	100%	$1,621	100%	22%
COGS	483	24%	375	23%	(29)%
Gross profit	1,490	76%	1,246	77%	20%
R&D expense	188	10%	212	13%	11%
SG&A expense	1,219	62%	1,205	74%	(1)%
Impairment of software	—	—%	51	3%	100%
Operating income (loss)	83	4%	(222)	(14)%	137%
Interest income (expense), net	16	1%	(1)	—%	1700%
Income (loss) before income taxes	99	5%	(223)	(14)%	144%
Income tax expense	—	—%	—	—%	—%
Net income (loss)	99	5%	(223)	(14)%	144%
Less: Non-controlling interest share of net income	3	* %	**	* %	300%
Net income (loss) attributable to Acorn Energy, Inc.	$96	5%	$(223)	(14)%	143%

*result is less than 1%.

**less than $1

(1)parentheses indicate unfavorable change from prior period.

Revenue for the six and three months ended June 30, 2023 and 2022

In the six months ended June 30, 2023, revenue increased by $350,000, or 10%, from $3,372,000 in the six months ended June 30, 2022 to $3,722,000 in the six months ended June 30, 2023. Hardware revenue increased by $217,000 from $1,416,000 in the six months ended June 30, 2022 to $1,633,000 in the six months ended June 30, 2023. During the six months ended June 30, 2023, we recorded $92,000 in revenue from the sale of custom TG Pro units that are designed to large customer specifications and monitored by the customer and thus the revenue was not deferred. We did not have any custom unit orders in the first six months ended June 30, 2022. The hardware revenue during the six months ended June 30, 2023, excluding the revenue from the sale of the custom units, was $1,541,000; thus, the increase in hardware revenue excluding the custom units was 9%. This increase was attributed to TG Pro and TG2 revenue increases as well as from installation income realized offset by a decrease in revenue from Hero products as sales of CP products were down period over period. Monitoring revenue increased by $133,000, or 7%, from $1,956,000 in the six months ended June 30, 2022 to $2,089,000 in the six months ended June 30, 2023. The increase in monitoring revenue was due to an increase in the number of connections being monitored.

As discussed above, OmniMetrix has two reportable segments, PG and CP. Of the $3,722,000 in revenue recognized in the six months ended June 30, 2023, $3,196,000 was generated by PG activities and $526,000 was generated by CP activities. This represents an increase in revenue from PG activities of $371,000, or 13%, from $2,825,000 in the six months ended June 30, 2022, and a decrease in revenue from CP activities of $21,000, or 4%, from $547,000 in the six months ended June 30, 2022. As noted above, the increase in PG revenue was due to the sale of custom units for which revenue is immediately recognized instead of deferred, an increase in the sale of other PG products and an increase in the number of PG units being monitored.

Revenue increased by $352,000, or 22%, from $1,621,000 in the three months ended June 30, 2022 to $1,973,000 in the three months ended June 30, 2023. The increase is due to the same drivers in the six-month period as previously discussed.

Of the $1,973,000 in revenue recognized in the three months ended June 30, 2023, $1,689,000 was generated by PG activities and $284,000 was generated by CP activities. As compared to the three months ended June 30, 2022, revenue from PG activities increased $309,000, or 22%, and revenue from CP activities increased $43,000, or 18%.

Gross profit for the six and three months ended June 30, 2023 and 2022

Gross profit for the six months ended June 30, 2023 was $2,806,000, reflecting a gross margin of 75%, compared with a gross profit of $2,504,000, reflecting a gross margin of 74%, for the six months ended June 30, 2022.

Gross margin on hardware revenue for the six months ended June 30, 2023 was 53% compared to 50% for the six months ended June 30, 2022. Gross margin on monitoring revenue for the six months ended June 30, 2023 was 93% compared to 92% for the six months ended June 30, 2022.

Gross profit for the three months ended June 30, 2023 was $1,490,000, reflecting a gross margin of 76%, compared with a gross profit for the three months ended June 30, 2022 of $1,246,000, reflecting a gross margin of 77%. Gross margin on hardware revenue for the three months ended June 30, 2023 and 2022 was 55%. Gross margin on monitoring revenue for the three months ended June 30, 2023 was 93% compared to 92% for the three months ended June 30, 2022.

Operating expenses for the six and three months ended June 30, 2023 and 2022

OmniMetrix R&D expense. During the six months ended June 30, 2023 and 2022, R&D expense was $402,000 and $410,000, respectively. During the three months ended June 30, 2023, OmniMetrix recorded $188,000 of R&D expense as compared to $212,000 in the three months ended June 30, 2022. The decrease in R&D expense in the three months ended June 30, 2023 of $24,000 is due to a reduction of R&D hours related to the phased retirement of one of our engineers.

OmniMetrix SG&A expense. During the six months ended June 30, 2023, OmniMetrix recorded SG&A expense of $1,942,000, compared to SG&A expense of $1,877,000 in the six months ended June 30, 2022, an increase of $65,000, or 3%. During the three months ended June 30, 2022, OmniMetrix recorded SG&A expense of $979,000, compared to SG&A expense of $985,000 in the three months ended June 30, 2022, a decrease of $6,000, or less than 1%. The increase in the six-month period was primarily due to an increase of (i) $30,000 in sales commission amortization, (ii) $27,000 in amortization primarily related to IT assets, (iii) $11,000 in personnel costs, (iv) $9,000 in travel and trade show expenses, offset by a decrease of (v) $9,000 in technology consulting and software license fees and (vi) $3,000 in net aggregate decreases in other expense categories.

During June 2022, we conducted an evaluation of the status of an ERP software customization project that had been initiated in July 2019 and was ongoing. As a result of this evaluation, we elected to terminate this project effective June 30, 2022 and recorded an impairment against the capitalized investment in this project of $51,000.

Corporate SG&A expense. Corporate SG&A expense was $474,000 in the six months ended June 30, 2023, a decrease of $36,000, or 7%, from the $510,000 of corporate SG&A expense reported in the six months ended June 30, 2022. This decrease was due to a decrease of (i) $18,000 in audit fees due to the timing of when the services were performed as some were performed in the fourth quarter of 2022, (ii) $19,000 in stock compensation expense, (iii) $9,000 in insurance expenses offset by a net increase of (iv) $10,000 in other public company expenses.

Corporate SG&A expense for the three months ended June 30, 2023 increased $20,000, or 9%, to $240,000 from $220,000 in the three months ended June 30, 2022 primarily due to the timing of tax professional fees along with increases in other public company costs. Second quarter 2023 corporate SG&A expense of $240,000 was higher by $6,000 than first quarter 2023 corporate SG&A expense of $234,000. We expect the quarterly corporate overhead to increase due to increased audit fees and board fees in addition to costs that may be required to support the growth of our OmniMetrix subsidiary.

Net income (loss) attributable to Acorn Energy. We recognized net income attributable to Acorn stockholders of $11,000 in the six months ended June 30, 2023, compared to net loss attributable to Acorn stockholders of $346,000 in the six months ended June 30, 2022. Our net income during the six months ended June 30, 2023 is comprised of net income at OmniMetrix of $490,000 offset by corporate expenses, net of interest income of $1,000, of $475,000 and the non-controlling interest share of our income from OmniMetrix of $4,000. Our net income during the six months ended June 30, 2022 is comprised of net income at OmniMetrix of $167,000 offset by corporate expenses, including net interest expense, of $512,000 and the non-controlling interest share of our income from OmniMetrix of $1,000.

For the three months ended June 30, 2023, we recognized net income attributable to Acorn stockholders of $96,000, compared to a net loss attributable to Acorn stockholders of $223,000 for the three months ended June 30, 2022. Our net income during the three months ended June 30, 2023 is comprised of net income at OmniMetrix of $339,000 offset by corporate expenses of $240,000 and the non-controlling interest share of our income from OmniMetrix of $3,000. Our net loss in the three months ended June 30, 2022 is comprised of net loss at OmniMetrix of $1,000 plus corporate expenses of $222,000. The non-controlling interest share of OmniMetrix during this period rounded to zero.

Liquidity and Capital Resources

At June 30, 2023, we had negative working capital of $389,000. Our working capital includes $1,573,000 of cash and deferred revenue of $4,154,000. The deferred revenue does not require a significant cash outlay for the revenue to be recognized.

During the six months ended June 30, 2023, our OmniMetrix subsidiary provided $708,000 from operations while our corporate headquarters used $553,000 during the same period.

During the six months ended June 30, 2023, we invested $37,000 in technology and received proceeds of $5,000 from financing activities related to the exercise of warrants.

Other Liquidity Matters

OmniMetrix owes Acorn $3,112,000 for loans, accrued interest and expenses advanced to it by Acorn. OmniMetrix made repayments to Acorn of $692,000 in the first half of 2023 offset by interest, dividends and other advances of $127,000 in the aggregate.

As of August 8, 2023, we had cash of $1,738,000. We believe that such cash, plus the cash generated from operations, will provide sufficient liquidity to finance the operating activities of Acorn and OmniMetrix at their current level of operations for the twelve months from the issuance of these unaudited condensed consolidated financial statements. We may, at some point, elect to obtain a new line of credit or other source of financing to fund additional investments in the business.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of June 30, 2023.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Twelve Month Periods Ending June 30, (in thousands)
	Total	2024	2025-2026	2027-2028	2029 and thereafter
Software agreements	$14	$14	$—	$—	$—
Operating leases*	293	129	164	—	—
Contractual services	26	26	—	—	—
Purchase commitments**	631	631	—	—	—
Total contractual cash obligations	$964	$800	$164	$—	$—

*Reflects the gross amount of the operating lease liabilities. Does not include rent amounts to be received under the sublease.

**Reflects open purchase orders for components/parts to be delivered over the next twelve months as sales forecast requires.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company’s cash was deposited with a U.S. bank and amounted to $1,573,000 at June 30, 2023. The Company does not believe there is a significant risk of non-performance by its counterparties. For the three- and six-month periods ended June 30, 2023, there was one customer (the same customer in both periods) that represented 21% and 15% of the Company’s total invoiced sales, respectively. At June 30, 2023, the Company had two customers that represented greater than 10% of our accounts receivable with balances representing 25% and 14% of the Company’s total accounts receivable. As of August 8, 2023, we have collected 64% of the outstanding amount of $277,000, in the aggregate due from these two customers as of June 30, 2023. This represents 100% from one of the two customers which had $177,000 outstanding. Approximately 12% of the accounts receivable at December 31, 2022 was due from one customer which was subsequently collected in full. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base.

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

The material weaknesses management identified were caused by an insufficient complement of resources at our OmniMetrix subsidiary and limited ERP system capabilities, such that individual control policies and procedures at the subsidiary could not be implemented, maintained, or remediated when and where necessary. As a result, a majority of the significant process areas management identified for our OmniMetrix subsidiary had one or more material weaknesses present. This condition was further exacerbated as the Company could not demonstrate that each of the principles described within the Committee of Sponsoring Organizations of the Treadway Commission’s document entitled “Internal Control - Integrated Framework (2013)” were present and functioning.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6.	EXHIBITS.

10.1*	Amended and Restated Consulting Agreement, dated June 1, 2023, by and between Acorn Energy, Inc. and Tracy Clifford Consulting, LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 2, 2023).

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-Q for the quarter ended June 30, 2023, filed on August 10, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Deficit, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

#104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: August 10, 2023

	By:	/s/ TRACY S. CLIFFORD
Tracy S. Clifford
Chief Financial Officer

