Form 10-Q
period 2023-09-30
ACORN ENERGY, INC.
filed 2023-11-09
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2023
Common Stock, $0.01 par value per share	2,484,791

ACORN ENERGY, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2023

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

PART I

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of September 30, 2023	As of December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,749	$1,450
Accounts receivable, net	583	597
Inventory, net	909	789
Deferred cost of goods sold (COGS)	890	887
Other current assets	343	288
Total current assets	4,474	4,011
Property and equipment, net	610	653
Operating right-of-use assets, net	220	298
Deferred COGS	642	807
Other assets	209	215
Total assets	$6,155	$5,984
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$444	$243
Accrued expenses	127	171
Deferred revenue	4,270	3,984
Operating lease liabilities	121	116
Other current liabilities	25	58
Total current liabilities	4,987	4,572
Long-term liabilities:
Deferred revenue	1,941	2,187
Operating lease liabilities	129	220
Other long-term liabilities	19	16
Total long-term liabilities	2,089	2,423
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Acorn Energy, Inc. stockholders
Common stock - $0.01 par value per share: Authorized – 42,000,000 shares; issued and outstanding – 2,484,791 and 2,482,604 shares at September 30, 2023 and December 31, 2022, respectively*	25	25
Additional paid-in capital*	103,312	103,261
Accumulated stockholders’ deficit	(101,232)	(101,267)
Treasury stock, at cost – 50,178 and 50,178 shares at September 30, 2023 and December 31, 2022*	(3,036)	(3,036)
Total Acorn Energy, Inc. stockholders’ deficit	(931)	(1,017)
Non-controlling interest	10	6
Total stockholders’ deficit	(921)	(1,011)
Total liabilities and stockholders’ deficit	$6,155	$5,984

*	Includes effects of a 1-for-16 reverse stock split.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

	Nine months ended September 30,		Three months ended September 30,
	2023	2022	2023	2022

Revenue	$5,809	$5,155	$2,087	$1,783
COGS	1,453	1,436	537	568
Gross profit	4,356	3,719	1,550	1,215
Operating expenses:
Research and development (R&D) expense	614	637	212	227
Selling, general and administrative (SG&A) expense	3,746	3,585	1,330	1,198
Impairment of software	—	51	—	—
Total operating expenses	4,360	4,273	1,542	1,425
Operating (loss) income	(4)	(554)	8	(210)
Interest income (expense), net	46	(1)	19	—
Income (loss) before income taxes	42	(555)	27	(210)
Income tax expense	—	—	—	—
Net income (loss)	42	(555)	27	(210)
Non-controlling interest share of net income	(7)	(1)	(3)	—
Net income (loss) attributable to Acorn Energy, Inc. stockholders	$35	$(556)	$24	$(210)

Basic and diluted net income (loss) per share attributable to Acorn Energy, Inc. stockholders*:	$0.01	$(0.22)	$0.01	$(0.08)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. stockholders – basic and diluted
Basic*	2,484	2,481	2,485	2,481
Diluted*	2,506	2,481	2,532	2,481

*	Includes effects of a 1-for-16 reverse stock split.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED) (IN THOUSANDS)

	Three and Nine Months Ended September 30, 2023
	Number of Shares*	Common Stock*	Additional Paid-In Capital*	Accumulated Deficit	Number of Treasury Shares*	Treasury Stock*	Total Acorn Energy, Inc. Stockholders’ Deficit	Non- controlling interests	Total Deficit
Balances as of December 31, 2022	2,483	$25	$103,261	$(101,267)	50	$(3,036)	$(1,017)	$6	$(1,011)
Net loss	—	—	—	(85)	—	—	(85)	1	(84)
Proceeds from warrant exercise	2	**	5	—	—	—	5	—	5
Accrued dividend on OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock option compensation	—	—	17	—	—	—	17	—	17
Balances as of March 31, 2023	2,485	$25	$103,283	$(101,352)	50	$(3,036)	$(1,080)	$6	$(1,074)
Net income	—	—	—	96	—	—	96	3	99
Accrued dividend on OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock option compensation	—	—	13	—	—	—	13	—	13
Balances as of June 30, 2023	2,485	$25	$103,296	$(101,256)	50	$(3,036)	$(971)	$8	$(963)
Net income	—	—	—	24	—	—	24	3	27
Accrued dividend on OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock option compensation	—	—	16	—	—	—	16	—	16
Balances as of September 30, 2023	2,485	$25	$103,312	$(101,232)	50	$(3,036)	$(931)	$10	$(921)

	Three and Nine Months Ended September 30, 2022
	Number of Shares*	Common Stock*	Additional Paid-In Capital*	Accumulated Deficit	Number of Treasury Shares*	Treasury Stock*	Total Acorn Energy, Inc. Stockholders’ Deficit	Non- controlling interests	Total Deficit
Balances as of December 31, 2021	2,480	$25	$103,176	$(100,634)	50	$(3,036)	$(469)	$8	$(461)
Net loss	—	—	—	(123)	—	—	(123)	1	(122)
Accrued dividend on OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock option compensation	—	—	31	—	—	—	31	—	31
Balances as of March 31, 2022	2,480	$25	$103,207	$(100,757)	50	$(3,036)	$(561)	$8	$(553)
Net loss	—	—	—	(223)	—	—	(223)	**	(223)
Accrued dividend on OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock option compensation	—	—	22	—	—	—	22	—	22
Balances as of June 30, 2022	2,480	$25	$103,229	$(100,980)	50	$(3,036)	$(762)	$7	$(755)

Net loss	—	—	—	(210)	—	—	(210)	—	(210)

Accrued dividend on OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Proceeds from stock option exercise	2	**	5	—	—	—	5	—	5
Stock option compensation	—	—	16	—	—	—	16	—	16
Balances as of September 30, 2022	2,482	$25	$103,250	$(101,190)	50	$(3,036)	$(951)	$6	$(945)

*	Includes effects of a 1-for-16 reverse stock split.

**	Less than $1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (IN THOUSANDS)

	Nine months ended September 30,
	2023	2022
Cash flows provided by (used in) operating activities:
Net income (loss)	$42	$(555)
Depreciation and amortization	115	83
Impairment of inventory	9	31
Impairment of software	—	51
Non-cash lease expense	96	93
Stock-based compensation	46	69
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	14	(41)
Increase in inventory	(129)	(317)
Decrease (increase) in deferred COGS	162	(158)
Increase in other current assets and other assets	(49)	(62)
Increase (decrease) in accounts payable and accrued expenses	157	(91)
Increase in deferred revenue	40	660
Decrease in operating lease liability	(104)	(97)
(Decrease) increase in other current liabilities and non-current liabilities	(33)	23
Net cash provided by (used in) operating activities	366	(311)

Cash flows used in investing activities:
Investments in technology	(70)	(286)
Other capital investments	(2)	(6)
Net cash used in investing activities	(72)	(292)

Cash flows provided by financing activities:
Stock option exercise proceeds	—	5
Warrant exercise proceeds	5	—
Net cash provided by financing activities	5	5

Net increase (decrease) in cash	299	(598)
Cash at the beginning of the year	1,450	1,722
Cash at the end of the period	$1,749	$1,124

Supplemental cash flow information:
Cash paid during the period for:
Interest	$2	$1

Non-cash investing and financing activities:
Accrued preferred dividends to former CEO of OmniMetrix	$3	$3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

NOTE 1— BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. (“Acorn”) and its subsidiaries, OmniMetrix, LLC (“OmniMetrix”) and OMX Holdings, Inc. (collectively, with Acorn and OmniMetrix, “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine- and three-month periods ended September 30, 2023 and 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. All dollar amounts are rounded to the nearest thousand and, thus, are approximate.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 16, 2023.

Reverse Stock Split

On September 5, 2023, the Board of Directors of Acorn approved a Certificate of Amendment to Acorn’s Restated Certificate of Incorporation (the “Certificate of Amendment”) that provided for a 1-for-16 reverse stock split of Acorn’s Common Stock (the “Reverse Stock Split”). Acorn filed the Certificate of Amendment with the Secretary of State of the State of Delaware on September 6, 2023, and the Reverse Stock Split became effective at 5:00 p.m. EDT on September 7, 2023. At the effective time of the Reverse Stock Split, every sixteen issued and outstanding shares of Acorn’s Common Stock were automatically combined into one issued and outstanding share of Common Stock, without any change in the par value per share. Stockholders who would have otherwise been entitled to fractional shares of Common Stock, as a result of the Reverse Stock Split, received a cash payment in lieu of receiving fractional shares. The value of the fractional shares repurchased was $347 and equated to fifty-eight shares. All share and per share amounts of common stock, options and warrants contained in this Quarterly Report on Form 10-Q and the accompanying unaudited condensed consolidated financial statements and related footnotes have been restated for all periods to give retroactive effect to the Reverse Stock Split and the related fractional share repurchase for all prior periods presented. Accordingly, the unaudited Condensed Consolidated Statement of Stockholders’ Deficit reflects the impact of the Reverse Stock Split by reclassifying from “Common Stock” to “Additional paid in capital” an amount equal to the aggregate par value of the number of shares by which the total number of shares outstanding decreased as a result of the Reverse Stock Split.

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

As applicable to these unaudited condensed consolidated financial statements, the most significant estimates and assumptions relate to uncertainties with respect to revenue recognition and management’s projections related to the going concern analysis.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company’s cash was deposited with a U.S. bank and amounted to $1,749,000 at September 30, 2023. The Company does not believe there is a significant risk of non-performance by its counterparties. For the three-month period ended September 30, 2023, there were no customers that represented greater than 10% of the Company’s total invoiced sales. For the nine-month period ended September 30, 2023, there was one customer that represented 11% of the Company’s total invoiced sales. At September 30, 2023, the Company did not have any customers that represented greater than 10% of our total accounts receivable. Approximately 12% of the accounts receivable at December 31, 2022 was due from one customer which was subsequently collected in full. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base. Although we do not believe there is significant risk of non-performance by these counterparties, any failures or defaults on their part could negatively impact the value of our financial instruments and could have a material adverse effect on our business, operations or financial condition.

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

All inventories are periodically reviewed to identify slow-moving and obsolete inventory. Management conducted an assessment and wrote-off inventory carried at $9,000 for the nine months ended September 30, 2023, of which $1,000 was written off in the three months ended September 30, 2023.

Revenue Recognition

On September 1, 2023, OmniMetrix launched an updated version of its products that includes new functionality in its TrueGuard, AIRGuard, Patriot and Hero products that allows its customers to have options as it relates to obtaining and utilizing the data that is provided by its hardware devices. This new functionality allows for SIM card options, configuration options regarding IP address endpoints and DNS routes, and access to OmniMetrix’s over-the-air data protocol. This product update allows customers to have the option to purchase OmniMetrix’s monitoring service, monitor the products themselves if they have the ability in-house, or choose another monitoring provider if they so desire. OmniMetrix’s prior hardware product version could not function as a distinct product from its monitoring services. This new version’s functionality results in OmniMetrix’s hardware and monitoring services being capable of being two distinct products and services. OmniMetrix recognizes revenue, COGS and commissions from the sale of the new version of its hardware products sold when the product is shipped rather than over the estimated time that the unit is in service for the customer. Monitoring revenue continues to be deferred and amortized over the period that the monitoring services are rendered. The remaining balance of deferred revenue from the prior version of these products will continue to be amortized each period until it is fully amortized. The modification to the circuit boards and embedded firmware of hardware enclosures in inventory as of August 31, 2023 were made such that only the new version of these products was sold subsequent to this date.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to Acorn Energy, Inc. by the weighted average number of shares outstanding during the period, excluding treasury stock. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding plus the dilutive potential of common shares which would result from the exercise of stock options. The dilutive effects of stock options are excluded from the computation of diluted net income (loss) per share if doing so would be antidilutive. For the nine-month period ending September 30, 2023, the weighted average number of options that were excluded from the computation of diluted net loss, as they had an antidilutive effect, was 6,000 (which have a weighted average exercise price of $8.49). For the three-month period ending September 30, 2023, there were no options that were excluded from the computation of diluted net loss due to having an antidilutive effect. For both the nine- and three-month periods ending September 30, 2022, the number of options that were excluded from the computation of diluted net loss, as they had an antidilutive effect, was 60,000 (which have a weighted average exercise price of $6.72) and the number of warrants that were excluded from the computation of diluted net loss, as they had an antidilutive effect, was 2,187 (which had a weighted average exercise price of $2.08).

The following data represents the amounts used in computing EPS and the effect on net income (loss) and the weighted average number of shares of dilutive potential common stock (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2023	2022	2023	2022
Net income (loss) available to common stockholders	$35	$(556)	$24	$(210)

Weighted average share outstanding:
Basic	2,484	2,481	2,485	2,481
Add: Stock options	22	—	47	—
Diluted	2,506	2,481	2,532	2,481

Basic and diluted net income (loss) per share	$0.01	$(0.22)	$0.01	$(0.08)

Recently Adopted Accounting Standards

Other than the pronouncement noted below, there have been no recent accounting pronouncements or changes in accounting standards during the nine-month period ended September 30, 2023 that would affect the Company’s condensed consolidated financial statements.

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

NOTE 3—LIQUIDITY

As of September 30, 2023, the Company had cash of $1,749,000.

At September 30, 2023, the Company had negative working capital of $513,000. The Company’s working capital includes $1,749,000 of cash and deferred revenue of $4,270,000. Such deferred revenue does not require a significant cash outlay for the revenue to be recognized. Net cash increased during the nine months ended September 30, 2023 by $299,000, of which $366,000 was provided by operating activities, $72,000 was used in investing activities and $5,000 was provided by financing activities.

As of November 7, 2023, the Company had cash of $1,684,000. The Company believes that such cash, plus the cash generated from operations, will provide sufficient liquidity to finance the operating activities of the Company at its current level of operations for the twelve months from the issuance of these unaudited condensed consolidated financial statements. The Company may, at some point, elect to obtain a new line of credit or other source of financing to fund additional investments in the business.

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

The Company’s trade receivables primarily arise from the sale of our products to independent residential dealers, industrial distributors and dealers, national and regional retailers, equipment distributors, and certain end users with payment terms generally ranging from 30 to 60 days. The Company evaluates the credit risk of a customer when extending credit based on a combination of various financial and qualitative factors that may affect the customer’s ability to pay. These factors include the customer’s financial condition and past payment experience.

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

The Company has historically experienced immaterial write-offs given the nature of the customers that receive credit. As of September 30, 2023, the Company had gross receivables of $590,000 and an allowance for credit losses of $7,000.

The following is a tabular reconciliation of the Company’s allowance for credit losses:

	As of
	September 30, 2023	December 31, 2022
	(in thousands)
Balance at beginning of period	$10	$6
Provision for credit losses	3	3
Net (charge-offs) credits	(6)	1
Balance at end of period	$7	$10

NOTE 5—INVENTORY

	As of
	September 30, 2023	December 31, 2022
	(in thousands)
Raw materials	$859	$684
Finished goods	50	105
	$909	$789

At September 30, 2023 and December 31, 2022, the Company’s inventory reserve was $9,000 and $4,000, respectively.

All inventories are periodically reviewed to identify slow-moving and obsolete inventory. Management conducted an assessment and wrote-off inventory carried at $9,000 for the nine months ended September 30, 2023, of which $1,000 was written off in the three months ended September 30, 2023.

NOTE 6—LEASES

OmniMetrix leases office space and office equipment under operating lease agreements. The office lease has an expiration date of September 30, 2025. The office equipment lease was entered into in April 2019 and has a sixty-month term. Operating lease payments for the nine months ended September 30, 2023 and 2022 were $96,000 and $93,000, respectively. Operating lease payments for the three months ended September 30, 2023 and 2022 were $33,000 and $31,000, respectively. The future minimum lease payments on non-cancellable operating leases as of September 30, 2023 using a discount rate of 4.5% are $250,000. The 4.5% discount rate used is the incremental borrowing rate which, as defined in ASC 842, is the rate of interest that a lessee would have to pay to borrow, on a collateralized basis, over a similar term and in a similar economic environment, an amount equal to the lease payments.

Supplemental cash flow information related to leases consisted of the following (in thousands):

	For the Nine Months Ending September 30,
	2023	2022
Cash paid for operating lease liabilities	$96	$93

Supplemental balance sheet information related to leases consisted of the following:

2023
Weighted average remaining lease terms for operating leases	1.99 years

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms of more than one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of September 30, 2023 (in thousands):

Year ended September 30,
2024	$129
2025	132
Total undiscounted cash flows	261
Less: Imputed interest	(11)
Present value of operating lease liabilities (a)	$250

(a)	Includes current portion of $121,000 for operating leases.

On July 6, 2021, the Company entered into an agreement with King Industrial Realty, Inc., to sublease from the Company 1,900 square feet of office space of the Company’s 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia, for a monthly sublease payment of $2,375 (plus an annual escalator each year of 3%) which includes the base rent plus a pro-rata share of utilities, property taxes and insurance. Fifty percent of any excess rent received above the per square foot amount that the Company pays will be remitted to the Company’s landlord less the allocation of any shared expenses and leasehold improvements specific to the sublease. The estimated amount the Company expects to remit to the landlord each future year of the sublease is $6,100 per year. The sublease commenced on October 1, 2021 and will run through September 30, 2025 which is the end of the Company’s lease term with its landlord. Below are the future payments (in thousands) expected under the sublease net of the estimated annual service cost of $2,220:

Year ended September 30,
2024	$28
2025	29
Total undiscounted cash flows	$57

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company has $250,000 in operating lease obligations payable through 2025 and $15,000 in other contractual obligations. The Company also had $603,000 in open purchase order commitments payable through October 2023.

NOTE 8—EQUITY

(a) General

Reverse Stock Split

On September 5, 2023, the Board of Directors of Acorn approved a Certificate of Amendment to Acorn’s Restated Certificate of Incorporation that provided for a 1-for-16 reverse stock split of Acorn’s Common Stock. See Note 1 for related details. At September 30, 2023, Acorn had issued and outstanding 2,484,791 shares of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company.

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

At September 30, 2023, 77,540 options were available for grant under the Amended and Restated 2006 Stock Incentive Plan and no options were available for grant under the 2006 Stock Option Plan for Non-Employee Directors. During the nine months ended September 30, 2023, 13,436 options were issued. No options were issued in the three months ended September 30, 2023. The options were issued as follows: an aggregate of 3,437 to directors (excluding the CEO), 2,187 to the CEO, 6,250 to the CFO and an aggregate of 1,562 to employees. In the nine and three months ended September 30, 2023, there were no grants to non-employees (other than the directors, CEO and CFO).

No options were exercised in the nine and three months ended September 30, 2023. The intrinsic value of options outstanding and of options exercisable at September 30, 2023 was $38,000. The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2022	58,966	$6.71	4.3 years	$16,000
Granted	13,436	5.24
Exercised	—	—
Forfeited or expired	(1,280)	6.48
Outstanding at September 30, 2023	71,122	$6.44	4.2 years	$46,000
Exercisable at September 30, 2023	61,786	$6.49	3.9 years	$38,000

The fair value of the options granted of $46,000 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	3.9%
Expected term of options	4.1 years
Expected annual volatility	94.5%
Expected dividend yield	—%

(c) Stock-based Compensation Expense

Stock-based compensation expense included in SG&A expenses in the Company’s unaudited condensed consolidated statements of operations was $46,000 and $69,000 for the nine-month periods ended September 30, 2023 and 2022, respectively, and $16,000 and $16,000 for the three-month periods ended September 30, 2023 and 2022, respectively.

The total compensation cost related to non-vested awards not yet recognized was $17,000 and $43,000 as of September 30, 2023 and 2022, respectively.

(d) Warrants

The Company previously issued warrants at exercise prices equal to or greater than the market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

	Number of Warrants (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2022	2,187	$2.08	2.5 months
Granted	—	—
Exercised	(2,187)	2.08
Forfeited or expired	—	—
Outstanding at September 30, 2023	—	$—	—

NOTE 9— SEGMENT REPORTING

As of September 30, 2023, the Company operates in two reportable operating segments, both of which are performed through the Company’s OmniMetrix subsidiary:

●	Power Generation (“PG”). OmniMetrix’s PG services provide wireless remote monitoring and control systems and IoT applications for residential and commercial/industrial power generation equipment. This includes OmniMetrix’s AIRGuard product, which remotely monitors and controls industrial air compressors, and its Smart Annunciator product, which is typically sold to commercial customers that require a visual representation of the generator’s status and has a touchscreen display that indicates the current state of that generator.

●	Cathodic Protection (“CP”). OmniMetrix’s CP services provide remote monitoring and control products for cathodic protection systems on oil and gas pipelines serving the gas utilities market and pipeline operators. The CP product lineup includes solutions to remotely monitor and control rectifiers, test stations and bonds. OmniMetrix also offers the industry’s first RADTM (Remote AC Mitigation Disconnect) that mounts onto existing Solid-state Decouplers in the field and can remotely disconnect/connect these AC mitigation tools, which can drastically reduce a company’s expense while increasing employee safety.

The Company’s reportable segments are strategic business units, offering different products and services, and are managed separately as each business requires different technology and marketing strategies.

The following tables represent segmented data for the nine-month and three-month periods ended September 30, 2023 and 2022 (in thousands):

	PG	CP	Total
Nine months ended September 30, 2023:
Revenues from external customers	$4,994	$815	$5,809
Segment gross profit	3,876	480	4,356
Depreciation and amortization	99	16	115
Segment income (loss) before income taxes	$891	$(35)	$856

Nine months ended September 30, 2022:
Revenues from external customers	$4,335	$820	$5,155
Segment gross profit	3,256	463	3,719
Depreciation and amortization	72	13	85
Segment income (loss) before income taxes*	$340	$(103)	$237

Three months ended September 30, 2023:
Revenues from external customers	$1,798	$289	$2,087
Segment gross profit	1,381	169	1,550
Depreciation and amortization	36	5	41
Segment income before income taxes	$361	$5	$366

Three months ended September 30, 2022:
Revenues from external customers	$1,510	$273	$1,783
Segment gross profit	1,092	123	1,215
Depreciation and amortization	31	5	36
Segment income (loss) before income taxes	$78	$(58)	$20

*	Software impairment of $51,000 is not related to a specific segment and, thus, is not included in the “Total net income before income taxes for reportable segments” for the nine months ended September 30, 2022

The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between the segments. Further, the Chief Decision Maker does not review the assets by segment.

Reconciliation of Segment Income (Loss) to Consolidated Net Income (Loss) Before Income Taxes

	Nine months ended September 30,		Three months ended September 30,
	2023	2022	2023	2022
Total net income before income taxes for reportable segments	$856	$237	$366	$20
Unallocated software impairment		(51)
Unallocated cost of corporate headquarters	(814)	(741)	(339)	(230)
Consolidated net income (loss) before income taxes	$42	$(555)	$27	$(210)

NOTE 10—REVENUE

The following table disaggregates the Company’s revenue for the nine-month and three-month periods ended September 30, 2023 and 2022 (in thousands):

	Hardware	Monitoring	Total
Nine months ended September 30, 2023:
PG Segment	$2,017	$2,977	$4,994
CP Segment	620	195	815
Total Revenue	$2,637	$3,172	$5,809

	Hardware	Monitoring	Total
Nine months ended September 30, 2022:
PG Segment	$1,610	$2,725	$4,335
CP Segment	631	189	820
Total Revenue	$2,241	$2,914	$5,155

	Hardware	Monitoring	Total
Three months ended September 30, 2023:
PG Segment	$780	$1,018	$1,798
CP Segment	224	65	289
Total Revenue	$1,004	$1,083	$2,087

	Hardware	Monitoring	Total
Three months ended September 30, 2022:
PG Segment	$608	$902	$1,510
CP Segment	217	56	273
Total Revenue	$825	$958	$1,783

Deferred revenue activity for the nine months ended September 30, 2023 can be seen in the table below (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2022	$3,751	$2,420	$6,171
Additions during the period	1,597	3,436	5,033
Recognized as revenue	(1,821)	(3,172)	(4,993)
Balance at September 30, 2023	$3,527	$2,684	$6,211

Amounts to be recognized as revenue in the twelve-month-period ending:
September 30, 2024	$2,023	$2,247	$4,270
September 30, 2025	1,179	433	1,612
September 30, 2026 and thereafter	325	4	329
	$3,527	$2,684	$6,211

The amount of hardware revenue recognized during the nine months ended September 30, 2023 that was included in deferred revenue at the beginning of the fiscal year was $1,469,000. The amount of monitoring revenue during the nine months ended September 30, 2023 that was included in deferred revenue at the beginning of the fiscal year was $1,890,000.

	Nine months ended September 30,		Three months ended September 30,
Reconciliation of Hardware Revenue	2023	2022	2023	2022
Amortization of deferred revenue	$1,821	$1,658	$629	$631
Sales of custom designed units and related accessories	135	—	43	—
Hardware sales (new product versions)	150	—	150	—
Other accessories, services, shipping and miscellaneous charges	531	583	182	194
Total hardware revenue	$2,637	$2,241	$1,004	$825

Deferred charges relate only to the sale of equipment. Deferred charges activity for the nine months ended September 30, 2023 can be seen in the table below (in thousands):

Balance at December 31, 2022	$1,694
Additions, net of adjustments, during the period	655
Recognized as COGS	(817)
Balance at September 30, 2023	$1,532

Amounts to be recognized as COGS in the twelve-month-period ending:
September 30, 2024	$890
September 30, 2025	507
September 30, 2026 and thereafter	135
$1,532

	Nine months ended September 30,		Three months ended September 30,
Reconciliation of COGS Expense	2023	2022	2023	2022
Amortization of deferred COGS	$817	$793	$277	$309
COGS of custom designed units and related accessories	34	—	11	—
COGS of hardware sales (new product versions)	66	—	66	—
Data costs for monitoring	224	250	76	93
Other COGS of accessories, services, shipping and miscellaneous charges	312	393	107	166
Total COGS expense	$1,453	$1,436	$537	$568

The following table provides a reconciliation of the Company’s sales commissions contract assets for the nine-month period ended September 30, 2023 (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2022	$319	$80	$399
Additions during the period	148	43	191
Amortization of sales commissions	(149)	(27)	(176)
Balance at September 30, 2023	$318	96	414

The capitalized sales commissions are included in other current assets ($218,000) and other assets ($196,000) in the Company’s unaudited condensed consolidated balance sheets as of September 30, 2023. The capitalized sales commissions are included in other current assets ($196,000) and other assets ($203,000) in the Company’s condensed consolidated balance sheet at December 31, 2022.

Amounts to be recognized as sales commission expense in the twelve-month-period ending:

September 30, 2024	$218
September 30, 2025	138
September 30, 2026 and thereafter	58
$414

The contract assets of deferred COGS and deferred sales commissions are subject to review under ASU 2016-13, see Notes 2 and 4; however, no credit losses on contract assets are expected based on the Company’s implementation of ASU 2016-13.

Commissions earned from the sales of the new hardware products will be recognized when the product is shipped.

NOTE 11—RELATED PARTY BALANCES AND TRANSACTIONS

Officer and Director Fees

The Company recorded fees to officers of $391,000 and $391,000 for the nine months ended September 30, 2023 and 2022, respectively, and $131,000 and $130,000 for the three months ended September 30, 2023 and 2022, respectively, which are included in SG&A expenses.

The Company recorded fees to directors of $52,000 and $44,000 for the nine months ended September 30, 2023 and 2022, respectively, and $18,000 and $15,000 for the three months ended September 30, 2023 and 2022, respectively, which are included in SG&A expenses.

Intercompany

The intercompany balance due to Acorn from OmniMetrix for amounts loaned, accrued interest and expenses paid by Acorn on OmniMetrix’s behalf was $2,928,000 as of September 30, 2023 as compared to $3,677,000 as of December 31, 2022. During the nine months ended September 30, 2023, the intercompany amount due to Acorn from OmniMetrix decreased by $749,000. This included repayments of $961,000 offset by interest of $134,000 and dividends of $57,000 due to Acorn and $21,000 in shared expenses paid by Acorn. During the nine months ended September 30, 2022, the intercompany amount due to Acorn from OmniMetrix decreased by $447,000. This included repayments of $780,000 offset by interest of $134,000, dividends of $57,000 due to Acorn and $142,000 in shared expenses paid by Acorn. The intercompany balances are eliminated in consolidation.

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

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

All dollar amounts in the discussion below are rounded to the nearest thousand and, thus, are approximate.

FINANCIAL RESULTS BY COMPANY

The following table shows, for the periods indicated, the financial results (dollar amounts in thousands) attributable to each of our consolidated companies.

	Nine months ended September 30, 2023
	OmniMetrix	Acorn	Total
Revenue	$5,809	$—	$5,809
COGS	1,453	—	1,453
Gross profit	4,356	—	4,356
Gross profit margin	75%		75%
R&D expense	614	—	614
SG&A expense	2,932	814	3,746
Operating income (loss)	$810	$(814)	$(4)

	Nine months ended September 30, 2022
	OmniMetrix	Acorn	Total
Revenue	$5,155	$—	$5,155
COGS	1,436	—	1,436
Gross profit	3,719	—	3,719
Gross profit margin	72%		72%
R&D expense	637	—	637
SG&A expense	2,845	740	3,585
Impairment of software	51	—	51
Operating income (loss)	$186	$(740)	$(554)

	Three months ended September 30, 2023
	OmniMetrix	Acorn	Total
Revenue	$2,087	$—	$2,087
COGS	537	—	537
Gross profit	1,550	—	1,550
Gross profit margin	74%		74%
R&D expense	212	—	212
SG&A expense	990	340	1,330
Operating income (loss)	$348	$(340)	$8

	Three months ended September 30, 2022
	OmniMetrix	Acorn	Total
Revenue	$1,783	$—	$1,783
COGS	568	—	568
Gross profit	1,215	—	1,215
Gross profit margin	68%		68%
R&D expense	227	—	227
SG&A expense	968	230	1,198
Operating loss	$20	$(230)	$(210)

BACKLOG

As of September 30, 2023, OmniMetrix had a backlog of $6,211,000, primarily comprised of deferred revenue, of which $4,270,000 is expected to be recognized as revenue in the next twelve months. This compares to a backlog of $6,053,000 at September 30, 2022. Now that we are selling hardware units that are capable of being distinct, the hardware backlog will no longer continue to grow and will be fully amortized by August 31, 2026, while the monitoring backlog will continue to be deferred and amortized over the period of service.

RECENT DEVELOPMENTS

On March 17, 2021, we entered into a master services agreement for the development of a new user interface for our customer data portal. As of September 30, 2023, we have invested $178,000 in design, development and quality assurance services of the new user interface. We deployed the new interface and made it available to our customers on October 1, 2023. Our customers have the option to continue to use the “classic view” of our user interface, which is our original user interface, or our new user interface known as “OV2” until December 31, 2023 when we will officially terminate our original user interface. The cost of this project was capitalized, and amortization began on October 1, 2023 when it was deployed.

In July 2022, we announced a partnership between OmniMetrix, CPower Energy Management (“CPower”), and Power Solutions Specialists TX (“PSS”) designed to help homeowners that install next-generation standby generators to earn compensation for offering grid relief, known as “demand response,” to the Electric Reliability Council of Texas (“ERCOT”). CPower’s demand response solutions, combined with OmniMetrix’s remote control capabilities, allow the shifting of electricity production to PSS’s best-in-class residential standby generators for a few hours each year when the grid is stressed or ERCOT energy pricing is high, without the homeowner needing to take any action. Homeowners are compensated for signing up and possibly supplying grid offload by running their generators for up to 12 hours per year. We are currently assisting PSS to market the demand response program to generator owners and will incentivize existing generator owners who sign up and satisfy certain terms and conditions by offering a one-time rebate of $200 to anyone who signs up before March 31, 2024.

On September 1, 2023, we launched an updated version of our products that includes new functionality in our TrueGuard, AIRGuard, Patriot and Hero products that allows our customers to have options as it relates to obtaining and utilizing the data that is provided by our hardware devices. This new functionality allows for SIM card options, configuration options regarding IP address endpoints and DNS routes, and access to our over-the-air data protocol. This product update allows customers to have the option to purchase our monitoring service, monitor the products themselves if they have the ability in-house, or choose another monitoring provider if they so desire, whereas, historically, our standard products only functioned with our monitoring services. The modification to the circuit boards and embedded firmware of hardware enclosures in stock as of August 31, 2023 were made such that only the new version of these products was sold subsequent to this date.

On September 5, 2023, the Board of Directors of Acorn approved a Certificate of Amendment to Acorn’s Restated Certificate of Incorporation (the “Certificate of Amendment”) that provided for a 1-for-16 reverse stock split of Acorn’s Common Stock (the “Reverse Stock Split”). Acorn filed the Certificate of Amendment with the Secretary of State of the State of Delaware on September 6, 2023, and the Reverse Stock Split became effective at 5:00 p.m. EDT on September 7, 2023. The Reverse Stock Split increased the market price of Acorn’s Common Stock and makes Acorn’s shares accessible to a broader range of investors, including institutions and those unable to purchase or recommend low-priced stocks. At the effective time of the Reverse Stock Split, every sixteen issued and outstanding shares of Acorn’s Common Stock were automatically combined into one issued and outstanding share of Common Stock, without any change in the par value per share. Stockholders who would have otherwise been entitled to fractional shares of Common Stock as a result of the Reverse Stock Split received a cash payment in lieu of receiving fractional shares. The value of the fractional shares repurchased was $347 and equated to fifty-eight shares. All share and per-share amounts of common stock, options and warrants contained in this Management’s Discussion and Analysis have been restated for all periods to give retroactive effect to the Reverse Stock Split and the related fractional share repurchase for all prior periods presented.

On November 7, 2023, we entered into a non-exclusive reseller agreement with one of the nation’s largest commercial generator dealers with regional dealerships throughout the United States. We believe this agreement could yield 2,500 to 3,000 new monitoring connections per year for OmniMetrix, which could represent hardware sales, start-up fees and monitoring revenue of $1 million to $2 million per year in the aggregate. Importantly, endpoints added from this relationship are expected to make a meaningful contribution to the growth of our base of recurring monitoring revenue. We expect initial revenue from this relationship to start in the first quarter of 2024 and to build as the program is rolled out across their dealer network.

OVERVIEW AND TREND INFORMATION

Acorn Energy, Inc. (“Acorn” or “the Company”) is a holding company focused on technology-driven solutions for energy infrastructure asset management. We provide the following services and products through our OmniMetrixTM, LLC (“OmniMetrix”) subsidiary:

●	Power Generation (“PG”). OmniMetrix’s PG services provide wireless remote monitoring and control systems and IoT applications for residential and commercial/industrial power generation equipment. This includes our AIRGuard product, which remotely monitors and controls industrial air compressors, and our Smart Annunciator product, which is typically sold to commercial customers that require a visual representation of the generator’s status and has a touchscreen display that indicates the current state of that generator.

●	Cathodic Protection (“CP”). OmniMetrix’s CP services provide remote monitoring and control products for cathodic protection systems on oil and gas pipelines serving the gas utilities market and pipeline operators. The CP product lineup includes solutions to remotely monitor and control rectifiers, test stations and bonds. OmniMetrix also offers the industry’s first RADTM (Remote AC Mitigation Disconnect) that mounts onto existing Solid-state Decouplers in the field and can remotely disconnect/connect these AC mitigation tools, which can drastically reduce a company’s expense while increasing employee safety.

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

OmniMetrix sells monitoring hardware devices and data monitoring services. Prior to the product modification discussed above under Recent Developments, revenue (and related costs) associated with sale of equipment was recorded to deferred revenue (and deferred charges) upon shipment for PG and CP monitoring units. This deferred revenue and the deferred cost of the hardware with respect to the sale of new equipment was recognized over the life of the units, which was estimated to be three years. Revenue from hardware sales subsequent to August 31, 2023 is recognized upon shipment, instead of being deferred, as discussed above under Recent Developments. Revenues from the prepayment of monitoring fees (generally paid in advance) are initially recorded as deferred revenue upon receipt of payment from the customer and then amortized to revenue over the monitoring service period (typically twelve-month, renewable periods).

Results of Operations

The following table sets forth certain information with respect to the unaudited condensed consolidated results of operations of the Company for the nine-month periods ended September 30, 2023 and 2022, including the percentage of total revenues during each period attributable to selected components of the Statements of Operations data and for the period-to-period percentage changes in such components. For segment data, see Notes 9 and 10 to the unaudited condensed consolidated financial statements included in this quarterly report.

	Nine months ended September 30,
	2023		2022		Change
	($,000)	% of revenues	($,000)	% of revenues	From 2022 to 2023
Revenue	$5,809	100%	$5,155	100%	13%
COGS	1,453	25%	1,436	28%	1%
Gross profit	4,356	75%	3,719	72%	17%
R&D expense	614	11%	637	12%	(4)%
SG&A expense	3,746	64%	3,585	70%	4%
Impairment of software	—	—%	51	1%	(100)%
Operating loss	(4)	(* )%	(554)	(11)%	(99)%
Interest income (expense), net	46	1%	(1)	* %	(4700)%
Income (loss) before income taxes	42	1%	(555)	(11)%	(108)%
Income tax expense	—	—	—	—%	—
Net income (loss)	42	1%	(555)	(11)%	(108)%
Less: Non-controlling interest share of net income	7	* %	1	* %	600%
Net income (loss) attributable to Acorn Energy, Inc.	$35	1%	$(556)	(11)%	(106)%

*result is less than 1%.

The following table sets forth certain information with respect to the unaudited consolidated results of operations of the Company for the three-month periods ended September 30, 2023 and 2022, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. For segment data, see Notes 9 and 10 to the unaudited condensed consolidated financial statements included in this quarterly report.

	Three months ended September 30,
	2023		2022		Change
	($,000)	% of revenues	($,000)	% of revenues	from 2022 to 2023
Revenue	$2,087	100%	$1,783	100%	17%
COGS	537	26%	568	32%	(5)%
Gross profit	1,550	74%	1,215	68%	28%
R&D expense	212	10%	227	13%	(7)%
SG&A expense	1,330	64%	1,198	67%	11%
Operating income (loss)	8	* %	(210)	(12)%	104%
Interest income, net	19	1%	—	—%	100%
Income (loss) before income taxes	27	1%	(210)	(12)%	(113)%
Income tax expense	—	—%	—	—%	—%
Net income (loss)	27	1%	(210)	(12)%	(113)%
Less: Non-controlling interest share of net income	3	* %	**	* %	* %
Net income (loss) attributable to Acorn Energy, Inc.	$24	1%	$(210)	(12)%	(111)%

*result is less than 1%.

**less than $1

Revenue for the nine and three months ended September 30, 2023 and 2022

In the nine months ended September 30, 2023, revenue increased by $654,000, or 13%, from $5,155,000 in the nine months ended September 30, 2022 to $5,809,000 in the nine months ended September 30, 2023. Hardware revenue increased by $396,000 from $2,241,000 in the nine months ended September 30, 2022 to $2,637,000 in the nine months ended September 30, 2023. During the nine months ended September 30, 2023, we recorded $136,000 in revenue from the sale of custom TG Pro units and related accessories that are designed to large customer specifications and monitored by the customer. We did not have any custom unit orders in the first nine months ended September 30, 2022. The hardware revenue during the nine months ended September 30, 2023 is further detailed in the table below:

	Nine months ended September 30,		Three months ended September 30,
Reconciliation of Hardware Revenue	2023	2022	2023	2022
Amortization of deferred revenue	$1,821	$1,658	$629	$631
Sales of custom designed units and related accessories	135	—	43	—
Hardware sales (new product versions)	150	—	150	—
Other accessories, services, shipping and miscellaneous charges	531	583	182	194
Total hardware revenue	$2,637	$2,241	$1,004	$825

The increase in hardware revenue was due to the sale of custom PG units (as noted above) and increased sales of other PG products as well as from installation income realized, offset by a decrease in revenue from Hero products as sales of CP products were down period over period. Monitoring revenue increased by $258,000, or 9%, from $2,914,000 in the nine months ended September 30, 2022 to $3,172,000 in the nine months ended September 30, 2023. The increase in monitoring revenue was due to an increase in the number of connections being monitored and growth in our customer base.

As discussed above, OmniMetrix has two reportable segments, PG and CP. Of the $5,809,000 in revenue recognized in the nine months ended September 30, 2023, $4,994,000 was generated by PG activities and $815,000 was generated by CP activities. This represents an increase in revenue from PG activities of $659,000, or 15%, from $4,435,000 in the nine months ended September 30, 2022, and a decrease in revenue from CP activities of $5,000, or 1%, from $820,000 in the nine months ended September 30, 2022. As noted above, the increase in PG revenue was due to the sale of custom units, an increase in the sale of other PG products and growth in our customer base. Revenue increased by $304,000, or 17%, from $1,783,000 in the three months ended September 30, 2022 to $2,087,000 in the three months ended September 30, 2023. The increase is due to the same drivers in the nine-month period as previously discussed.

Of the $2,087,000 in revenue recognized in the three months ended September 30, 2023, $1,798,000 was generated by PG activities and $289,000 was generated by CP activities. As compared to the three months ended September 30, 2022, revenue from PG activities increased $288,000, or 19%, and revenue from CP activities increased $16,000, or 6%.

Gross profit for the nine and three months ended September 30, 2023 and 2022

Gross profit for the nine months ended September 30, 2023 was $4,356,000, reflecting a gross margin of 75%, compared with a gross profit of $3,719,000, reflecting a gross margin of 72%, for the nine months ended September 30, 2022.

Gross margin on hardware revenue for the nine months ended September 30, 2023 was 53% compared to 47% for the nine months ended September 30, 2022. Gross margin on monitoring revenue for the nine months ended September 30, 2023 was 93% compared to 91% for the nine months ended September 30, 2022.

Gross profit for the three months ended September 30, 2023 was $1,550,000, reflecting a gross margin of 74%, compared with a gross profit for the three months ended September 30, 2022 of $1,215,000, reflecting a gross margin of 68%. Gross margin on hardware revenue for the three months ended September 30, 2023 was 54% compared to 43% for the three months ended September 30, 2022. Cost of sales in the three and nine months ended September 30, 2022 included a write-off of $31,000 in obsolete CP parts inventory which was the primary reason for lower gross margin during these prior year periods. Gross margin on monitoring revenue for the three months ended September 30, 2023 was 93% compared to 90% for the three months ended September 30, 2022. The lower monitoring gross margin in the prior year periods was due to monitoring rebates that were given to two large customers during the three months ended September 30, 2022.

Operating expenses for the nine and three months ended September 30, 2023 and 2022

OmniMetrix R&D expense. During the nine months ended September 30, 2023 and 2022, R&D expense was $614,000 and $637,000, respectively. During the three months ended September 30, 2023, OmniMetrix recorded $212,000 of R&D expense as compared to $227,000 in the three months ended September 30, 2022. The decrease in R&D expense in the nine months ended September 30, 2023 of $23,000 is due to a reduction of R&D hours related to the phased retirement of one of our engineers partially offset by increased engineering consulting expenses.

OmniMetrix SG&A expense. During the nine months ended September 30, 2023, OmniMetrix recorded SG&A expense of $2,932,000, compared to SG&A expense of $2,845,000 in the nine months ended September 30, 2022, an increase of $87,000, or 3%. During the three months ended September 30, 2023, OmniMetrix recorded SG&A expense of $990,000, compared to SG&A expense of $968,000 in the three months ended September 30, 2022, an increase of $22,000, or 2%. The increase in the nine-month period was primarily due to an increase of (i) $45,000 in sales commission amortization, (ii) $30,000 in amortization primarily related to IT assets, (iii) $83,000 in personnel costs, (iv) $5,000 in net aggregate increases in other expense categories, offset by decreases of (v) $66,000 in technology consulting and software license fees and (vi) $10,000 in travel and trade show expenses.

During September 2022, we conducted an evaluation of the status of an ERP software customization project that had been initiated in July 2019 and was ongoing. As a result of this evaluation, we elected to terminate this project effective September 30, 2022 and recorded an impairment against the capitalized investment in this project of $51,000.

Corporate SG&A expense. Corporate SG&A expense was $814,000 in the nine months ended September 30, 2023, an increase of $74,000, or 10%, from the $740,000 of corporate SG&A expense reported in the nine months ended September 30, 2022. This increase was due to $102,000 in expenses related to the execution of the reverse stock split offset by a decrease of (i) $15,000 in audit fees due to the timing of when the services were performed as some were performed in the fourth quarter of 2022 versus first quarter of 2023, (ii) $20,000 in stock compensation expense, (iii) $9,000 in insurance expenses offset by a net increase of (iv) $16,000 in other public company expenses.

Corporate SG&A expense for the three months ended September 30, 2023 increased $110,000, or 48%, to $340,000 from $230,000 in the three months ended September 30, 2022 primarily due to $102,000 in expenses related to the execution of the reverse stock split. Third quarter 2023 corporate SG&A expense of $340,000 was higher by $100,000 than second quarter 2023 corporate SG&A expense of $240,000 due to the expenses related to the execution of the reverse stock split which were incurred in the third quarter of 2023. We expect the quarterly corporate overhead to increase in future quarters due to increased audit fees and board fees in addition to costs that may be required to support the growth of our OmniMetrix subsidiary.

Net income (loss) attributable to Acorn Energy. We recognized net income attributable to Acorn stockholders of $35,000 in the nine months ended September 30, 2023, compared to net loss attributable to Acorn stockholders of $556,000 in the nine months ended September 30, 2022. Our net income during the nine months ended September 30, 2023 is comprised of net income at OmniMetrix of $856,000 offset by corporate expenses of $814,000 and the non-controlling interest share of our income from OmniMetrix of $7,000. Our net loss during the nine months ended September 30, 2022 is comprised of net income at OmniMetrix of $52,000 offset by corporate expenses, including net interest expense, of $607,000 and the non-controlling interest share of our income from OmniMetrix of $1,000.

For the three months ended September 30, 2023, we recognized net income attributable to Acorn stockholders of $24,000, compared to a net loss attributable to Acorn stockholders of $210,000 for the three months ended September 30, 2022. Our net income during the three months ended September 30, 2023 is comprised of net income at OmniMetrix of $366,000 offset by corporate expenses of $339,000 and the non-controlling interest share of our income from OmniMetrix of $3,000. Our net loss in the three months ended September 30, 2022 is comprised of net income at OmniMetrix of $19,000 offset by corporate expenses of $229,000. The non-controlling interest share of OmniMetrix during this period was less than $1,000 and rounded to zero.

Liquidity and Capital Resources

At September 30, 2023, we had negative working capital of $513,000. Our working capital includes $1,749,000 of cash and deferred revenue of $4,270,000. The deferred revenue does not require a significant cash outlay for the revenue to be recognized.

During the nine months ended September 30, 2023, our OmniMetrix subsidiary provided $1,098,000 from operations while our corporate headquarters used $732,000 during the same period.

During the nine months ended September 30, 2023, we invested $72,000 in technology and other capital projects and received proceeds of $5,000 from financing activities related to the exercise of warrants.

Other Liquidity Matters

OmniMetrix owes Acorn $2,928,000 for loans, accrued interest and expenses advanced to it by Acorn. OmniMetrix made repayments to Acorn of $961,000 in the nine months ended September 30, 2023 offset by interest, dividends and other advances of $212,000 in the aggregate. The intercompany balances are eliminated in consolidation.

As of November 7, 2023, we had cash of $1,684,000. We believe that such cash, plus the cash generated from operations, will provide sufficient liquidity to finance the operating activities of Acorn and OmniMetrix at their current level of operations for the twelve months from the issuance of these unaudited condensed consolidated financial statements. We may, at some point, elect to obtain a new line of credit or other source of financing to fund additional investments in the business.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of September 30, 2023.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Twelve Month Periods Ending September 30, (in thousands)
	Total	2024	2025-2026	2027-2028	2029 and thereafter
Software agreements	$8	$8	$—	$—	$—
Operating leases*	261	130	131	—	—
Contractual services	7	7	—	—	—
Purchase commitments**	603	603	—	—	—
Total contractual cash obligations	$879	$748	$131	$—	$—

*Reflects the gross amount of the operating lease liabilities. Does not include rent amounts to be received under the sublease and it is gross of the imputed interest of $11,000.

**Reflects open purchase orders for components/parts to be delivered over the next twelve months as sales forecast requires.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company’s cash was deposited with a U.S. bank and amounted to $1,749,000 at September 30, 2023. The Company does not believe there is a significant risk of non-performance by its counterparties. For the three-month period ended September 30, 2023, there were no customers that represented greater than 10% of the Company’s total invoiced sales. For the nine-month period ended September 30, 2023, there was one customer that represented 11% of the Company’s total invoiced sales. At September 30, 2023, the Company did not have any customers that represented greater than 10% of our total accounts receivable. Approximately 12% of the accounts receivable at December 31, 2022 was due from one customer which was subsequently collected in full. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base. Although we do not believe there is significant risk of non-performance by these counterparties, any failures or defaults on their part could negatively impact the value of our financial instruments and could have a material adverse effect on our business, operations or financial condition.

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

PART II

ITEM 6.	EXHIBITS.

#3.1	Amended and Restated Certificate of Incorporation of the Registrant

#3.2	Amended By-laws of the Registrant

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-Q for the quarter ended September 30, 2023, filed on November 9, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Deficit, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

#104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: November 9, 2023

	By:	/s/ TRACY S. CLIFFORD
Tracy S. Clifford
Chief Financial Officer

