Form 10-K
period 2023-12-31
ACORN ENERGY, INC.
filed 2024-03-07
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of the last day of the second fiscal quarter of 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $8.2 million based on the closing sale price on that date as reported on the OTCQB marketplace. As of March 5, 2024, there were 2,487,307 shares of Common Stock, $0.01 par value per share, outstanding.

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

PART I

ITEM 1. BUSINESS

OVERVIEW

Acorn Energy, Inc. and its subsidiaries, OMX Holdings, Inc. and OmniMetrix, LLC (collectively, “Acorn” or “the Company”) is a Delaware corporation which is a holding company focused on technology driven solutions for energy infrastructure asset management. We provide the following products and Internet of Things (“IoT”) applications and services through our OmniMetrix, LLC (“OmniMetrix”) subsidiary:

●	Power Generation (“PG”) monitoring. OmniMetrix offers PG wireless monitoring and control IoT solutions encompassing wireless remote monitoring devices and applications for both residential and commercial/industrial power generation equipment. This suite includes our suite of TrueGuard products as well as our AIRGuard product, designed for remote monitoring and control of industrial air compressors, as well as a Smart Annunciator product. This Smart Annunciator product, tailored for commercial clients, provides a visual representation of a generator’s status through a touch-screen display, offering real-time updates on its current state.

●	Cathodic Protection (“CP”) monitoring. OmniMetrix specializes in CP monitoring, offering remote monitoring and control products specifically tailored for cathodic protection systems utilized in gas pipelines, serving gas utilities market and pipeline operators. Our CP product lineup, which features solutions for remote monitoring and control of rectifiers, test stations and bonds, is our Hero and Patriot lines of products. Additionally, we offer the RADTM (Remote AC Mitigation Disconnect), an industry-first innovation designed to mount onto existing Solid-state Decouplers in the field. This device enables remote disconnection/connection of AC mitigation tools, significantly reducing a customer's expenses while enhancing employee safety.

During 2023, each of our PG and CP activities represented a reportable segment.

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

	Year ended December 31, 2023
	OmniMetrix	Acorn	Total
Revenues	$8,059	$—	$8,059
Cost of sales	2,055	—	2,055
Gross profit	6,004	—	6,004
Gross profit margin	74%		74%
R&D expenses	875	—	875
Selling, general and administrative expenses	3,998	1,057	5,055
Operating income (loss)	$1,131	$(1,057)	$74

	Year ended December 31, 2022
	OmniMetrix	Acorn	Total
Revenues	$7,000	$—	$7,000
Cost of sales	1,929	—	1,929
Gross profit	5,071	—	5,071
Gross profit margin	72%		72%
R&D expenses	845	—	845
Selling, general and administrative expenses	3,845	959	4,804
Impairment of software	51	—	51
Operating income (loss)	$330	$(959)	$(629)

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

Following the emergence of IoT applications whereby companies aggregate multiple sensors and monitors into a simplified dashboard for customers, OmniMetrix believes it plays a key role in this economic ecosystem within the sectors in which it operates. OmniMetrix continues to see a rapidly growing need for backup power infrastructure to secure critical military, government, and private sector assets against emergency events including terrorist attacks, natural disasters, demand response and cybersecurity threats. Residential and industrial standby generators, turbines, compressors, pumps, pumpjacks, light towers and other industrial equipment are part of the critical infrastructure increasingly being monitored in IoT applications. OmniMetrix solutions monitor critical equipment used by cell towers, manufacturing plants, medical facilities, data centers, retail stores, public transportation systems, energy distribution and federal, state and municipal government facilities, in addition to residential back-up generators. Given that OmniMetrix monitors all major brands of critical equipment and continues to invest in research and development in response to customer and potential customer feedback, OmniMetrix is well-positioned to grow its customer base and expand its product offerings in this market.

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

In the CP segment, OmniMetrix offers three primary product lines: the Hero 2 Rectifier Monitor, the Patriot Plus Test Station Monitor, and the RADTM (Remote AC Mitigation Disconnect). All of these products are used to monitor cathodic protection systems, a process which reduces rust and corrosion on pipelines used to transport natural gas. As the name suggests, the Hero 2 Rectifier Monitor product monitors and controls the operation of the rectifiers, which are a critical component in the effort to prevent corrosion and are also the most common point of failure in the pipeline system. The Patriot Plus Test Station Monitor is also used to provide data points along the pipeline segment powered by the rectifier including AC current density. Additionally, the industry’s first and patented RAD mounts onto existing Solid-state Decouplers in the field and can remotely disconnect/connect these AC mitigation tools which drastically reduces company expense while increasing employee safety.

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

With the advent of second-generation cellular systems and newer, computerized engine controls, OmniMetrix migrated to a design point of collecting large amounts of performance data from remote machinery, which allows service organizations to perform diagnostics on equipment before dispatching service. These enhanced control panels allowed the service organization to put the right person in the right truck with the right parts to affect a one-trip or even a zero-trip solution. At this phase, service organizations could be efficient, proactive, and provide a higher level of customer satisfaction. They could also manage more customers by using remote monitoring. Customers have provided OmniMetrix feedback regarding how customer service teams are able to work “smarter” and more efficiently by going directly to problem sites with the appropriate people, parts and solutions, thus increasing the value of their businesses.

OmniMetrix is now focused on expanding its product offerings while also executing its third phase of evolution, maturing the high-performance data collection design point into the first provider offering of automated prognostic solutions. For example, as most generator failures are the result of consumables, and as those consumables can be monitored, the consumption trends can be extrapolated into predictions of the most common failure modes.

OmniMetrix’s PG monitors have been installed on commercial, industrial and residential generators from original equipment manufacturers (“OEMs”) such as Caterpillar, Kohler, Generac, Cummins, Briggs & Stratton, MTU Solutions and other generator manufacturers. OmniMetrix provides dual value propositions to the generator service organizations as well as to the machine owner. The dealers benefit from the receipt of performance data and status conditions from the generators they service for their customers, which allows the dealer service organization to be proactive in their delivery of service to their customers, as well as analyzing the remote machines before dispatching a service truck. Since the majority of service and warranty costs are incurred by the service providers, preemptive analysis of customer site conditions prior to dispatch can reduce their labor cost. From the machine owner’s perspective, the OmniMetrix product provides a powerful tool to be used in their efforts to avoid failures that come from consumables such as batteries and fuel. With proper monitoring, 95% of machine failures can be avoided completely. This migration from failure reporting to failure prevention is fundamentally OmniMetrix’s focus and is the result of a strong data collection and analysis design point. We believe that this transition to prognostics sets OmniMetrix apart from its competitors, many of whom are still in the failure reporting phase of application development. OmniMetrix has also shifted its primary focus to the commercial and industrial segments from residential due, in part, to the ability to customize our products to the customers’ specifications. We have also increased our marketing efforts to end-users in an effort to increase demand for our services. These efforts have proven to be successful, and OmniMetrix continues to execute on that strategy.

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

There are two types of competitors in the PG marketplace:

(1)	Independent monitoring organizations produce the monitoring systems, but not the equipment being monitored. Aside from OmniMetrix, such companies include Ayantra, FleetZOOM, Gen-Tracker, and PowerTelematics in the high-performance power generation monitoring segment. Other competitors operate in the reactive “failure notification” mode described in the early stages of the OmniMetrix business model. These competitors position themselves in a lower-performance, lower-price quadrant of the market typically due to the lesser amount of data their products can collect from the generator’s control panel compared to OmniMetrix.

(2)	OEMs such as generator manufacturers or generator controls manufacturers that offer customer connectivity to their machinery. They offer a current generation connectivity replacing telephone dial-up modems that had been used in the past. Their offerings are limited to their own brands, so they do not fit into broad applications like the OmniMetrix products that service all brands. They are also generally designed for the machine owners’ use, in a reactive application, similar to lower-performance, lower-priced market competitors.

We believe OmniMetrix has a well-established and well-defended position in the high-performance PG monitoring segment, due to its long history and numerous industry partner projects. While the execution of our aggressive sales strategy was interrupted by the impact of COVID-19, the Company has resumed an aggressive sales effort, including pursuit of the market segment requiring less technology and lower price (the extremely large residential generator market) as well as developing more sophisticated, diagnostic products and custom solutions for commercial and industrial clientele.

Within the CP marketplace, there are no OEM competitors, but there are several companies that provide monitoring capabilities similar to OmniMetrix such as Mobiltex Solutions, Abriox, Elecsys, and American Innovations. We believe that OmniMetrix systems provide greater functionality than these competitors, though those competitors are much larger and have greater resources, potentially enabling better channel penetration in the future than OmniMetrix has accomplished in the past.

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

BACKLOG

As of December 31, 2023, OmniMetrix had a backlog of $5.6 million, primarily comprised of deferred revenue, of which $4.0 million is expected to be recognized as revenue in 2024. This compares to a backlog of $6.2 million at December 31, 2022.

RESEARCH AND DEVELOPMENT EXPENSE, NET

Research and development expense recorded for the years ended December 31, 2023 and 2022 for our OmniMetrix subsidiary is as follows (amounts in thousands of U.S. dollars):

	Years ended December 31,
	2023	2022
OmniMetrix	$875	$845

EMPLOYEES

At December 31, 2023, we had a total of 25 employees (all of whom were employed in the United States by OmniMetrix), of whom 24 were full-time and 1 was part-time. Our CEO, who also serves as acting CEO of OmniMetrix, and our CFO, who also serves as COO of OmniMetrix, are hired as consultants to Acorn. OmniMetrix also has consultants that supplement our employed staff and provide monthly recurring services in engineering, human resources, accounting and information technology.

Eleven of OmniMetrix’s 25 employees are engaged in production, engineering and technical support, ten in marketing and sales and four in finance and IT. We consider our relationship with our employees to be positive. We have no collective bargaining agreements with any of our employees.

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

While we believe we have sufficient cash to finance our operations for at least twelve months from the issuance of the audited consolidated financial statements contained in this Annual Report, we may need to seek additional sources of funding for long-term corporate costs or if OmniMetrix were not to grow at the rate anticipated and needed additional funds for their operations. Additional sources of funding may include additional loans from related and/or non-related parties, partial sale of, or finding a strategic partner for, OmniMetrix or equity financing. There can be no assurance additional funding will be available at acceptable terms or that we will be able to successfully utilize any of these possible sources to provide additional liquidity.

We depend on key management for the success of our business.

Our success is largely dependent on the skills, experience and efforts of our senior management team, including Jan Loeb, CEO of Acorn and Acting CEO of OmniMetrix, who beneficially owns approximately 21.02%  of the Company’s stock, and Tracy Clifford, CFO of Acorn and COO of OmniMetrix. The loss of the services of either of these key managers could materially harm our business, financial condition, future results and cash flow. We do not maintain “key person” life insurance policies on any members of senior management. We may also not be able to locate or employ on acceptable terms qualified replacements for our senior management if their services were no longer available.

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

We have reported material weaknesses in internal controls over financial reporting as of December 31, 2023 and we cannot assure you that additional material weaknesses will not be identified in the future or that we can effectively remediate our reported weaknesses. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our consolidated financial statements that could require a restatement of our consolidated financial statements, or our filings may not be timely, and investors may lose confidence in our reported financial information.

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

Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our consolidated financial statements that could result in a restatement of our consolidated financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information.

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

Our financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and trade accounts receivable. Our cash was deposited with a U.S. bank and amounted to $1,449,000 at December 31, 2023. We had one customer that represented 25% of the accounts receivable at December 31, 2023. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising our customer base. Although we do not believe there is significant risk of non-performance by these counterparties, any failures or defaults on their part could negatively impact the value of our financial instruments and could have a material adverse effect on our business, operations or financial condition.

We are dependent on information technology and our systems and infrastructure face certain risks, including from cybersecurity breaches and data leakage.

We rely extensively on information technology systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used for third-parties or their vendors, to assist in conducting our business. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction or modification of confidential information stored in our, or our third-party providers’ systems, portable media or storage devices. We could also experience a business interruption, theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. There has been an increase in cybersecurity incidents across all industries, predominantly ransomware and social engineering attacks. Further, government entities have also been the subject of cyberattacks. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication and intensity, and due to the nature of some of these attacks, there is also a risk that they may remain undetected for a period of time. We have invested in industry-appropriate protections and monitoring practices of our data and IT and have established a Cybersecurity Steering Committee to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. While we have purchased cybersecurity insurance, there are no assurances that the coverage would be adequate in relation to any incurred losses. Moreover, as cyber-attacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as appropriate for our operations. There can be no assurance that our continuing efforts will prevent breakdowns or breaches of our and/or our third-party providers’ databases or systems that could adversely affect our business.

RISKS RELATED TO OMNIMETRIX

OmniMetrix has had a history of incurring net losses since it was acquired by us and may never achieve sustained profitability.

Although OmniMetrix realized an operating profit of $1,131,000 in 2023 and $330,000 in 2022, OmniMetrix has a history of incurring operating losses since it was acquired by Acorn in 2012. While OmniMetrix has significantly reduced its losses and its cash needs from us and we expect positive cash flow from its operations in 2024, we can provide no assurance that OmniMetrix will be able to generate sufficient revenues to allow it to sustain profitability and to have sustained positive cash flows.

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

Although OmniMetrix is not expected to need funding from us in 2024 to support its growth and working capital needs, OmniMetrix has historically been dependent on Acorn’s ability and willingness to provide funding to support its business and growth strategy. As of December 31, 2023, OmniMetrix owes Acorn $2,657,000 from such funding support which includes accrued dividends of $342,000, a loan with an outstanding principal amount of $2,304,000 and accrued interest and other advances of $11,000. During 2023, the intercompany amount due to Acorn from OmniMetrix decreased by $1,020,000. This included repayments of $1,285,000 offset by interest of $164,000, dividends of $76,000 due to Acorn and $25,000 in shared expenses paid by Acorn. During 2022, the intercompany amount due to Acorn from OmniMetrix decreased by $540,000. This included repayments of $985,000 offset by interest of $179,000, dividends of $76,000 due to Acorn and $190,000 in shared expenses paid by Acorn. This intercompany balance is eliminated in consolidation.

While we believe we have sufficient cash to finance our operations for at least twelve months from the issuance of the audited consolidated financial statements contained in this Annual Report, we may need to seek additional sources of funding for long-term corporate costs or if OmniMetrix were not to grow at the rate anticipated and needed additional funds for their operations. Additional financing for OmniMetrix may be in the form of a bank line, a new loan or investment by others, an equity raise by Acorn which could then facilitate a loan by Acorn to OmniMetrix, or any combination thereof. The availability and amount of any additional loans from us to OmniMetrix may be limited by the working capital needs of our corporate activities. Whether Acorn will have the resources necessary to provide funding, or whether alternative funds, such as third-party loans or investments, will be available at the time and on terms acceptable to Acorn and OmniMetrix cannot be determined at this time.

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

Cellular networks have evolved over time to offer more robust technical capabilities in both voice and data transmission. For example, the changes from the so-called “3G” to “4G LTE” service have resulted in only limited service interruptions. OmniMetrix anticipates, however, that as new capabilities come online, it will be necessary to have equipment that can readily interface with the newer cellular networks to avoid negative impacts on customer service. Not all of the costs associated with OmniMetrix’s corresponding equipment upgrades can be passed on to customers, and any increased expenses are expected to have a negative impact on OmniMetrix’s operating results.

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

The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. During 2023, on an as-adjusted basis to take into account the September 2023 1-for-16 reverse stock split, our common stock traded at prices as low as $4.00 and as high as $8.50 per share. Fluctuations in our stock price may continue to occur in response to various factors, many of which we cannot control, including:

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

As of March 5, 2024, 2,487,307  shares of our common stock were issued and outstanding. As of that date we had 79,168 options outstanding and exercisable with a weighted average exercise price of $6.41 per share, which if exercised would result in the issuance of additional shares of our common stock. In addition to the options noted above, at March 5, 2024, there were 13,703 options outstanding that have not yet vested and are not yet exercisable.

Substantially all of our currently outstanding shares and shares issuable under our outstanding options are or would be freely tradable.

We may have to offer additional securities for sale in the near future.

As of March 5, 2024, we had consolidated cash of $1,236,000  which we believe is sufficient for at least the next twelve months. Despite this, we may ultimately not have sufficient cash to allow us to execute our plans, and the occurrence of one or more unanticipated events may require us to make significant expenditures. Accordingly, we may need to raise additional amounts to finance our operations. If we were to do so by selling shares of our common stock and/or other securities convertible into shares of our common stock, current investors may incur dilution in the value of their shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Securing our business information, intellectual property, customer and employee data and technology systems is essential for the continuity of our business, meeting applicable regulatory requirements and maintaining the trust of our stockholders. Cybersecurity is an important and integrated part of our enterprise risk management function that identifies, monitors and mitigates business, operational and legal risks.

To help protect us from a major cybersecurity incident that could have a material impact on operations or our financial results, we have implemented policies, programs and controls, including technology investments that focus on cybersecurity incident prevention, identification and mitigation. The steps we take to reduce our vulnerability to cyberattacks and to mitigate impacts from cybersecurity incidents include, but are not limited to: annual penetration testing by a third party vendor, cloud and agent based security scanning that runs continuously, establishing information security policies and standards, implementing information protection processes and technologies, monitoring our information technology systems for cybersecurity threats, assessing cybersecurity risk profiles of key third-parties, and implementing cybersecurity training. In addition, we annually purchase a cybersecurity risk insurance policy that would help defray the costs associated with a covered cybersecurity incident if it occurred.

Governance

Our Board of Directors is actively engaged in overseeing and reviewing our strategic direction and objectives, taking into account, among other considerations, our risk profile and related exposures, including oversight of risks from cybersecurity threats. As part of this oversight, the Company established a Cybersecurity Steering Committee consisting of certain members of our senior management team and a Board representative, that meets quarterly and updates the Board periodically, and at least annually, on our cybersecurity program, including with respect to particular cybersecurity threats, cybersecurity incidents, new developments in our risk profile, the status of projects to strengthen our cybersecurity systems, assessments of our cybersecurity program, and the emerging threat landscape.

Management has the responsibility to manage risk and bring to the Board’s attention any material near-term and long-term risks to the Company, including risks from cybersecurity threats. We actively engage with key vendors and industry participants and monitor new developments in global cybersecurity concerns as part of our continuing efforts to evaluate and enhance the effectiveness of our cybersecurity policies and procedures. Our Cybersecurity Steering Committee has developed a standard operating procedure that outlines specific steps to identify, mitigate and report on any cybersecurity-related incidents that may be discovered.

Although we did not experience a material cybersecurity incident during the year ended December 31, 2023, the scope and impact of any future incident cannot be predicted. See “Item 1A. Risk Factors” for more information on our cybersecurity-related risks.

ITEM 2. PROPERTIES

OmniMetrix’s activities are currently conducted in approximately 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia, under a lease that expires on September 30, 2025. The annual total rent payment was $128,000 in 2023 and $124,000 in 2022. For 2024, the annual total rent payment will be $129,000. OmniMetrix is currently utilizing only a portion of these leased facilities and expects to grow into a portion of the currently unused space.

On July 6, 2021, the Company entered into an agreement with King Industrial Realty, Inc. to sublease from the Company 1,900 square feet of the unused office space for a monthly sublease payment of $2,375 plus annual escalators (the average monthly sublease payment in 2023 was $2,465), which includes the base rent plus a pro-rata share of utilities, property taxes and insurance. Fifty percent of any excess rent received above the per square foot amount that the Company pays will be remitted to the Company’s landlord less the allocation of any shared expenses and leasehold improvements specific to the sublease. As of December 31, 2023, after the offset of the investment in leasehold improvements and other expenses related to the sublease, the Company owes its landlord $6,500 for its share of the sublease profit since the lease commencement. The estimated amount the Company expects to remit to the landlord each year of the sublease subsequent to December 31, 2023 is $6,500 per year. The sublease commenced on October 1, 2021 and will run through September 30, 2025 which is the end of the Company’s lease term with its landlord. Below are the future payments expected under the sublease net of the estimated annual service cost of $2,750 (gross of the estimated amount we expect to remit to our landlord):

2023
2024	$28,000
2025	22,000
Total undiscounted cash flows	$50,000

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

Holders

As of March 5, 2024, the last reported sales price of our common stock on the OTCQB marketplace was $6.00, there were 75 record holders of our common stock, and we estimate that there were approximately 4,000 beneficial owners of our common stock.

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

All dollar amounts in the discussion below are rounded to the nearest thousand and, thus, are approximate.

We currently operate in two reportable operating segments, both of which are performed through our OmniMetrix subsidiary:

●	The PG segment provides wireless remote monitoring and control systems and IoT applications for residential and commercial/industrial power generation equipment. This includes our AIRGuard product, which remotely monitors and controls industrial air compressors, and our Smart Annunciator product which is typically sold to commercial customers that require a visual representation of the generator’s status and has a touch-screen display that indicates the current state of that generator; and

●	The CP segment provides remote monitoring and control products for cathodic protection systems on gas pipelines serving the gas utilities market and pipeline operators. The CP product lineup includes solutions to remotely monitor and control rectifiers, test stations and bonds. OmniMetrix also offers the industry’s first RADTM (Remote AC Mitigation Disconnect) that mounts onto existing Solid-state Decouplers in the field and can remotely disconnect/connect these AC mitigation tools which can drastically reduce a company’s expense while increasing employee safety.

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

Intercompany

During 2023, the intercompany amount due to Acorn from OmniMetrix decreased by $1,020,000. This included repayments of $1,285,000 offset by interest of $164,000, dividends of $76,000 due to Acorn and $25,000 in shared expenses paid by Acorn. During 2022, the intercompany amount due to Acorn from OmniMetrix decreased by $540,000. This included repayments of $985,000 offset by interest of $179,000, dividends of $76,000 due to Acorn and $190,000 in shared expenses paid by Acorn. This intercompany balance is eliminated in consolidation. We believe that OmniMetrix will not need working capital support in 2024. However, we have no assurance that this will be the case. Additional financing for OmniMetrix may be in the form of a bank line, a new loan or investment by others, an equity raise by Acorn which could then facilitate a loan by Acorn to OmniMetrix, or any combination thereof. The availability and amount of any additional loans from Acorn to OmniMetrix may be limited by the working capital needs of our corporate activities. Whether Acorn will have the resources necessary to provide funding, or whether alternative funds, such as third-party loans or investments, will be available at the time and on terms acceptable to Acorn and OmniMetrix cannot be determined at this time.

As of March 5, 2024, Acorn’s corporate operations (excluding cash at our OmniMetrix subsidiary) held a total of $1,236,000 in cash.

Other Matters

On January 12, 2024, we entered into a new contract with our current primary data provider for Internet of Things (IoT) wireless services for a 36-month contract term with automatic one-year extensions, subject to termination notice. The pricing structure involves account setup, SIM charges, monthly revenue obligations, and various rate plans based on data usage and regions along with other optional services. The monthly revenue obligation is $10,000 for the first 6 months and $15,000 thereafter. We will also be eligible for volume discounts based on total monthly service revenue. Additionally, the agreement includes an IoT Enhanced Support and Priority Care Services Rate Plan with various support service types and pricing tiers based on the number of devices and terms for SIM migrations, including tiered pricing and conditions for waiver of certain charges during migration. This new agreement will allow us to migrate our customers to higher tier data plans for nominal additional cost.

On December 22, 2023, we entered into an agreement with a new Azure cloud hosting provider to move to their Cloud Reliability Platform and utilize their premium cloud operations services. The initial term of this agreement is twenty-four months with automatic renewal of successive one-year terms unless ninety days written notice is given prior to the expiration of the initial term. Through this relationship, we will have unparalleled cloud management that provides a central location to access cloud operations metrics, configure services, set up proactive monitoring, create backup policies and request access to certified cloud experts to ensure that our operating infrastructure is healthy, resilient and operating efficiently. We will also have 24 x 7 x 365 monitoring and resolution support to timely resolve any issues that may arise and reduce or potentially eliminate unplanned downtime for our customers on our data monitoring platform, OmniView. We will pay monthly recurring fees of $4,000 plus 115% of actual Azure usage costs. There may also be additional hourly fees from time to time for projects or problem resolution outside the scope of the premium cloud operations services platform. This agreement will replace our current cloud hosting service provider to whom we pay monthly recurring fees of approximately $6,000 plus 100% of actual Azure usage costs.

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

On October 1, 2023, we deployed our new user interface to our customer data portal and made it available to customers. On March 17, 2021, we entered into a master services agreement for the development of a new user interface for our customer data portal. Prior to deployment on October 1, 2023, we had invested $194,000 in design, development and quality assurance services of the new user interface. Since deployment, our customers have the option to continue to use the “classic view” of our user interface, which is our original user interface, or our new user interface known as “OV2” until March 4, 2024 when we will officially terminate our original user interface. The cost of this project was capitalized, and amortization began as of October 1, 2023. We have continued to implement bug fixes and enhancements to OV2, for which any related IT costs have been expensed as incurred.

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

On September 1, 2023, we launched an updated version of our products that includes new functionality in our TrueGuard, AIRGuard, Patriot and Hero products that allows our customers to have options as it relates to obtaining and utilizing the data that is provided by our hardware devices. This new functionality allows for SIM card options, configuration options regarding IP address endpoints and DNS routes, and access to our over-the-air data protocol. This product update allows customers to have the option to purchase our monitoring service, monitor the products themselves if they have the ability in-house, or choose another monitoring provider if they so desire, whereas, historically, our standard products only functioned with our monitoring services. Modifications were made to the circuit boards and embedded firmware of hardware enclosures in stock as of August 31, 2023 such that only the new versions of these products were sold subsequent to this date.

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

Critical Accounting Estimates

In preparing the financial statements, management is required to make estimates and assumptions that have an impact on the asset, liability, revenue and expense amounts reported. These estimates can also affect our supplemental information disclosures, including information about contingencies, risk and financial condition. We believe, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to U.S. GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. We make routine estimates and judgments in determining net realizable value of accounts receivable, inventories, property and equipment, prepaid expenses, product warranties and other reserves as well as the amortization period for deferred commissions payable. Management believes our most critical accounting estimates and assumptions are in the area of revenue recognition.

Revenue Recognition

Our revenue recognition policy is consistent with applicable revenue recognition guidance and interpretations. The core principle of ASC 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASC 606 defines a five-step process to achieve this core principle, which includes: (1) identifying contracts with customers, (2) identifying performance obligations within those contracts, (3) determining the transaction price, (4) allocating the transaction price to the performance obligation in the contract, which may include an estimate of variable consideration, and (5) recognizing revenue when or as each performance obligation is satisfied. We assess whether payment terms are customary or extended in accordance with normal practice relative to the market in which the sale is occurring. Our sales arrangements generally include standard payment terms. These terms effectively relate to all customers, products, and arrangements regardless of customer type, product mix or arrangement size. A critical estimate is the estimated life of our units in determining the period over which the hardware revenue was amortized for the units sold prior to September 1, 2023.

RESULTS OF OPERATIONS

The selected consolidated statement of operations data for the years ended December 31, 2023 and 2022 and consolidated balance sheet data as of December 31, 2023 and 2022 has been derived from our audited consolidated financial statements included in this Annual Report.

On September 1, 2023, OmniMetrix launched an updated version of its products that includes new functionality in its TrueGuard, AIRGuard, Patriot and Hero products that allows its customers to have options as it relates to obtaining and utilizing the data that is provided by its hardware devices. This new functionality allows for SIM card options, configuration options regarding IP address endpoints and DNS routes, and access to OmniMetrix’s over-the-air data protocol. This product update allows customers to have the option to purchase OmniMetrix’s monitoring service, monitor the products themselves if they have the ability in-house, or choose another monitoring provider if they so desire. OmniMetrix’s prior hardware product version could not function as a distinct product from its monitoring services. This new version’s functionality results in OmniMetrix’s hardware and monitoring services being capable of being two distinct products and services. OmniMetrix recognizes revenue, COGS and commissions from the sale of the new version of its hardware products sold when the product is shipped rather than over the estimated time that the unit is in service for the customer. Monitoring revenue continues to be deferred and amortized over the period that the monitoring services are rendered. The remaining balance of deferred revenue from the prior version of these products will continue to be amortized each period until it is fully amortized. Modifications were made to the circuit boards and embedded firmware of hardware enclosures in stock as of August 31, 2023, such that only the new versions of these products were sold subsequent to this date.

This data should be read in conjunction with our consolidated financial statements and related notes included herein.

Selected Consolidated Statement of Operations Data:

	For the Years Ended December 31,
	2023	2022
	(in thousands, except per share data)
Revenue	$8,059	$7,000
Cost of sales	2,055	1,929
Gross profit	6,004	5,071
Research and development expenses	875	845
Selling, general and administrative expenses	5,055	4,804
Impairment of software	—	51
Operating income (loss)	74	(629)
Finance income (expense), net	64	(2)
Income (loss) before income taxes	138	(631)
Income tax expense	9	—
Net income (loss) after income taxes	129	(631)
Non-controlling interest share of income	(10)	(2)
Net income (loss) attributable to Acorn Energy, Inc. stockholders	$119	$(633)
Basic and diluted net income (loss) per share attributable to Acorn Energy, Inc. stockholders:
Net income (loss) per share attributable to Acorn Energy, Inc. stockholders – basic and diluted*	$0.05	$(0.25)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. stockholders – basic*	2,484	2,481
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. stockholders – diluted*	2,503	2,481

*	As adjusted to account for the September 2023 1-for-16 reverse stock split.

The following table sets forth certain information with respect to revenues and profits of our reportable business segments for the years ended December 31, 2023 and 2022 (dollars in thousands), including the percentages of revenues attributable to such segments. (See Note 12 to our consolidated financial statements for the definitions of our reporting segments).

	PG	CP	Total
Year ended December 31, 2023:
Revenues from customers	$7,000	$1,059	$8,059
Percentage of total revenues by segment	87%	13%	100%
Segment gross profit	5,373	631	6,004

Year ended December 31, 2022:
Revenues from customers	$5,894	$1,106	$7,000
Percentage of total revenues by segment	84%	16%	100%
Segment gross profit	4,426	645	5,071

2023 COMPARED TO 2022

	For the Years Ended December 31,
	2023	2022
	(in thousands, except per share data)
Revenue	$8,059	$7,000
Cost of sales	2,055	1,929
Gross profit	6,004	5,071
Research and development expenses	875	845
Selling, general and administrative expenses	5,055	4,804
Impairment of software	—	51
Operating income (loss)	$74	$(629)

Revenue. In 2023, OmniMetrix recorded total revenue of $8,059,000, as compared to total revenue of $7,000,000 in 2022, for an increase of $1,059,000 (15%). As previously stated, OmniMetrix has two divisions: PG and CP. The PG segment includes our monitoring device for generators, industrial air compressors and our annunciator products. The CP segment includes our monitoring device for cathodic protection systems on gas pipelines serving the gas utilities market and pipeline operators. In 2023, revenue of $7,000,000 was attributed to the PG segment and revenue of $1,059,000 was attributed to the CP segment, as compared to the 2022 revenue of $5,894,000 that was attributed to the PG segment and $1,106,000 that was attributed to the CP segment. Hardware revenue increased $709,000 from $3,088,000 during the year ended December 31, 2022 to $3,797,000 during the year ended December 31, 2023. During the year ended December 31, 2023, we recorded $259,000 in revenue from the sale of custom TG Pro units that were designed to large customer specifications and monitored by the customer; thus, the revenue was not deferred. We did not have any custom unit orders in the year ended December 31, 2022. The hardware revenue during the years ended December 31, 2023 and 2022 is further detailed in the table below:

Reconciliation of Hardware Revenue	2023	2022
Amortization of deferred revenue	$2,381	$2,293
Sales of custom designed units and related accessories	259	—
Hardware sales (new product versions)	475	—
Other accessories, services, shipping and miscellaneous charges	682	795
Total hardware revenue	$3,797	$3,088

The PG hardware revenue during the year ended December 31, 2022 was $2,234,000 compared to $2,735,000, excluding the sale of custom units, during the year ended December 31, 2023; thus, the increase in PG hardware revenue excluding the custom units was 22%. We also had a decrease in CP hardware revenue of $51,000 (6%) to $803,000 during the year ended December 31, 2023 from $854,000 during the year ended December 31, 2022. The increase in total hardware revenue was due to the sale of custom PG units (as noted above) and increased sales of other PG products as well as from installation income realized, offset by a decrease in revenue from Hero products in the CP segment. Monitoring revenue increased $350,000 (9%) from $3,912,000 in the year ended December 31, 2022 to $4,262,000 in the year ended December 31, 2023. The increase in monitoring revenue was due to an increase in the number of connections being monitored and growth in our customer base.

Gross profit. Gross profit was $6,004,000, reflecting a gross margin of 74% on revenue, in 2023 compared with a gross profit of $5,071,000, reflecting a 72% gross margin on revenue, in 2022. Gross margin on hardware revenue for the year ended December 31, 2023 was 54% compared to 48% for the year ended December 31, 2022. The increase in gross margin was due to a higher gross margin realized in 2023 on a large volume of sales to two large commercial customers to whom there were no sales in 2022. Gross margin on monitoring revenue was 93% for the year ended December 31, 2023 compared to 92% for year ended December 31, 2022.

Research and development (“R&D”) expense. During 2023, OmniMetrix recorded $875,000 of R&D expense as compared to $845,000 in 2022, an increase of $30,000 (4%). The increase in R&D expense in 2023 is related to increases in wages and bonuses paid to our engineering personnel in 2023 and the expenses and materials paid to third-party consultants in the continued development of next-generation PG and CP products and exploration into potential new product lines. We expect a moderate increase in R&D expense for 2024 due to engineering salary increases granted effective October 1, 2023 and for continued investment in work on certain initiatives to redesign products and expand product lines to increase our level of innovation ahead of our competitors.

Selling, general and administrative (“SG&A”) expense. Consolidated SG&A expense in 2023 increased by $251,000 (5%), from $4,804,000 in 2022 to $5,055,000 in 2023. Corporate overhead increased by $98,000 (10%), from $959,000 in 2022 to $1,057,000 in 2023, primarily due to $102,000 in expenses related to the execution of the reverse stock split in 2023.

OmniMetrix’s SG&A expense increased $153,000 (4%), from $3,845,000 in 2022 to $3,998,000 in 2023. This increase was primarily due to increases of (i) $102,000 in personnel expenses related to staff additions, promotions, bonuses and cost of living wage increases, (ii) $101,000 in commission expenses, (iii) $42,000 in depreciation and amortization primarily related to IT assets, (iv) $16,000 in travel and trade show expenses, and offset by a decrease of $107,000 in technology expenses primarily in technology consulting and $1,000 in net aggregate decreases in other expense categories. We anticipate that our annual SG&A costs in 2024 will increase by approximately 15% due to increasing wage and benefit expenses as a result of merit increases, promotions and hiring a higher level skill set in certain roles in 2023 as well as other inflationary increases in other operational costs.

Finance income/expense, net. Interest income in the year ended December 31, 2023 was $67,000 due to high interest rates on cash balances offset by interest expense of $3,000, compared to interest expense of $2,000 in 2022. The interest expense is primarily related to insurance financing arrangements.

Income tax expense. State income tax expense was $9,000 for the year ended December 31, 2023 reflecting estimates for certain state taxes. There was no state income tax estimated/accrued for the year ended December 31, 2022.

Net income (loss) attributable to Acorn Energy. We had net income attributable to Acorn of $119,000 in 2023 compared to net loss attributable to Acorn of $633,000 in 2022. Our income in 2023 is comprised of net income at OmniMetrix of $1,185,000, corporate expense of $1,056,000, offset by $10,000 representing the non-controlling interest share of our income in OmniMetrix. Our loss in 2022 is comprised of net income at OmniMetrix of $331,000, corporate expense of $962,000, offset by $2,000 representing the non-controlling interest share of our income in OmniMetrix. The positive change in net income (loss) was due to the increase in gross margin as described above.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2023, we had a negative working capital of $571,000. Our working capital includes $1,449,000 of cash and deferred revenue of $4,034,000. Such deferred revenue does not require a significant cash outlay for the revenue to be recognized. Total deferred revenue decreased by $587,000, from $6,171,000 at December 31, 2022 to $5,584,000 at December 31, 2023, as a result of the sales mix of products sold. Based on the current products being sold, the Company expects continued decreases in the deferred revenue balance in the foreseeable future. Net cash decreased during the year ended December 31, 2023 by $1,000, of which $72,000 was provided by operating activities, $78,000 was used in investing activities, and $5,000 was provided by financing activities.

During the year ended December 31, 2023, our operating activities provided $72,000 of net cash. Our OmniMetrix subsidiary provided $1,147,000 from its operations while our corporate headquarters used $1,075,000 in its operating activities during the period. OmniMetrix’s inventory balance increased by $173,000 at December 31, 2023 as compared to December 31, 2022, due to purchase orders placed to have sufficient safety stock on hand for anticipated growth in 2024. We expect to sell through the excess inventory in 2024. During the year ended December 31, 2022, our operating activities provided $31,000 of net cash. Our OmniMetrix subsidiary provided $916,000 from its operations while our corporate headquarters used $885,000 in its operating activities during the period.

During the year ended December 31, 2023, net cash of $78,000 was used in investing activities, primarily related to the continued development of our new user interface for our customer monitoring data portal (OmniView 2.0). During the year ended December 31, 2022, net cash of $308,000 was used in investing activities, primarily in our technology infrastructure. These investments were primarily related to the design of our new Azure cloud server environment, as well as investments in the development of OmniView 2.0 and hardware and software upgrades.

Net cash of $5,000 was provided by financing activities during the years ended December 31, 2023 and 2022 which represents proceeds from the exercise of warrants and proceeds from the exercise of stock options, respectively.

Other Liquidity Matters

OmniMetrix owes Acorn $2,657,000 for loans, accrued interest, dividends and expenses advanced to it by Acorn. OmniMetrix has made monthly payments to Acorn of varying amounts since the second quarter of 2019. In 2023, OmniMetrix made payments to Acorn of $1,285,000 offset by interest of $164,000, dividends of $76,000 due to Acorn and $25,000 in shared expenses paid by Acorn. OmniMetrix will continue to make payments to Acorn against this balance as long as OmniMetrix is generating sufficient cash to allow such repayments. This intercompany balance is eliminated in consolidation.

We had $1,449,000 of cash on December 31, 2023, and $1,236,000 on March 5, 2024 . We believe that such cash, plus the cash expected to be generated from operations, will provide sufficient liquidity to finance the corporate activities of Acorn and the operating activities of OmniMetrix at their current level of operations for at least the twelve-month period from the issuance of the audited consolidated financial statements contained in this Annual Report. We may, at some point, elect to obtain a new line of credit or other source of financing to fund additional investments in the business. If we decide to pursue additional financing in the future, it may be in the form of a bank line, a new loan or investment by others, an equity raise by Acorn which could then facilitate a loan by Acorn to OmniMetrix, or any combination thereof. Whether alternative funds, such as third-party loans or investments, will be available at the time required and on terms acceptable to Acorn and OmniMetrix cannot be determined at this time.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of December 31, 2023.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Years Ending December 31, (in thousands)
	Total	2024	2025-2026	2027-2028
Software agreements	$2	$2	$—	$—
Operating leases*	229	130	99	—
Contractual services	117	65	52	—
Purchase obligations**	374	374	—	—
Total contractual cash obligations	$722	$571	$151	$—

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

Concentrations of Credit Risk

The Company’s financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company’s cash was deposited with a U.S. bank and amounted to $1,449,000 at December 31, 2023. The Company had one customer that represented 25% of its accounts receivable at December 31, 2023. This is a large corporate customer with 90-day payment terms. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base. The Company does not believe the risk of non-performance by these counterparties is significant.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, due to the material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2023.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based upon the document “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment and those criteria, management concluded that due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2023.

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

The material weaknesses management identified were caused by an insufficient complement of resources at the Company’s OmniMetrix subsidiary and limited IT system capabilities, such that individual control policies and procedures could not be implemented, maintained, or remediated when and where necessary. More specifically, there were weaknesses identified in our internal control over financial reporting related to ineffective design and implementation of information technology general controls (“ITGCs”) in the areas of user access, program change management and vendor management controls.

As a result, a majority of the significant process areas management identified for the Company’s OmniMetrix subsidiary had three material weaknesses present. This condition was further exacerbated as the Company could not demonstrate that each of the principles described within COSO’s document “Internal Control - Integrated Framework (2013)” were present and functioning.

A material weakness is defined as a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses identified and the related risks are not uncommon in a company of our size because of the limitations in the location, size and number of our staff. The material weaknesses identified, however, did not result in any material misstatements of the Company’s consolidated financial statements and disclosures for any interim periods during, or for, the annual period ended December 31, 2023.

Remediation Actions

Management intends to continue to focus on strengthening the Company’s internal controls. Management expects to make progress towards reducing the risk that the material weakness could result in a material misstatement of the Company’s annual or interim consolidated financial statements. As business conditions allow and resources permit, management will continue to systematically build the necessary capabilities and infrastructure to implement corrective action. Our remediation actions include but are not limited to implementing change controls to document approval of changes along with required peer review and tagging of changes to an approved help desk ticket, requesting SOC reports from our vendors on a set schedule to review and address prior to year-end, and continue focused review of the COSO Framework to identify areas where we can implement manual controls or multi-level reviews of additional staff members to more effectively address segregation of duties.

Changes in Internal Control Over Financial Reporting

Other than the material weaknesses and remediation actions noted above there were no material changes in our internal control over financial reporting during our fourth quarter ended December 31, 2023, that could significantly affect, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is certain information concerning the directors and certain officers of the Company:

Name	Age	Position
Jan H. Loeb	65	Director, President and Chief Executive Officer of Acorn Energy, Inc. and Acting CEO of OmniMetrix
Gary Mohr	65	Director and member of our Audit, Nominating and Compensation Committees
Michael F. Osterer	78	Director and member of our Audit, Nominating and Compensation Committees
Peter Rabover	43	Director
Samuel M. Zentman	78	Director, Chairman of our Audit Committee and member of our Nominating and Compensation Committees
Tracy S. Clifford	55	Chief Financial Officer of Acorn Energy, Inc. and COO of OmniMetrix

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

Peter Rabover was appointed to the Board in March 2023. He has been an active buyside investor for over 20 years, and is currently the Managing Director of Artko Capital LP, a partnership focused on microcap investments, which is a role he has held since he founded the partnership in 2015. In such capacity, Mr. Rabover has advised on a wide range of corporate finance activities for dozens of companies. Prior to founding Artko Capital, he worked for Scharf Investments from 2012 to 2014, and Hahn Capital Management from 2005 to 2011 in an analyst capacity. He served in the United States Peace Corps in Kazakhstan from 2003 to 2005 as an Economic Development Volunteer. Mr. Rabover started his career as an auditor for United States Steel Corporation from 2001 to 2003. He holds an undergraduate degree from Duquesne University, a Master of Business Administration from the University of Virginia’s Darden School of Business and is a CFA Charterholder.

Key Attributes, Experience and Skills. Mr. Rabover brings a wide range of corporate finance, audit and capital allocation acumen and experience as well as a unique shareholder perspective gained through a long career of managing outside capital and finding successful investments.

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

Section 16(a) Beneficial Ownership Reporting Compliance; Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. These persons are also required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Further, we have implemented measures to ensure timely filing of Section 16(a) reports by our executive officers and directors. Based solely on our review of such forms or written representations from certain reporting persons, we believe that during 2023 our executive officers and directors complied with the filing requirements of Section 16(a).

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all our directors, officers and employees. This code of ethics is designed to comply with the NASDAQ marketplace rules related to codes of conduct. Our code of ethics may be accessed under “Investor Relations” on our website at www.acornenergy.com. We also intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our code of ethics by posting such information on our website, www.acornenergy.com.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)		All Other Compensation ($)	Total ($)
Jan H. Loeb	2023	312,000	(3)	—	9,142	(5)	—	321,142
President and CEO of the Company and Acting CEO of OmniMetrix (1)	2022	312,000	(3)	—	14,096	(6)	—	326,096

Tracy S. Clifford	2023	210,000	(4)	—	18,000	(7)	—	228,000
CFO of the Company and COO of OmniMetrix (2)	2022	210,000	(4)	—	15,949	(8)	—	225,949

(1)	Mr. Loeb began serving as President and CEO of the Company on January 28, 2016 and as Acting CEO of OmniMetrix on December 1, 2019.
(2)	Ms. Clifford began serving as CFO of the Company on June 1, 2018 and as COO of OmniMetrix on December 1, 2019.
(3)	Represents the consulting fee paid for the provision of Mr. Loeb’s services to the Company as President and CEO of the Company and Acting CEO of OmniMetrix.
(4)	Represents the consulting fee paid for the provision of Ms. Clifford’s services as CFO of the Company and COO of OmniMetrix.
(5)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 2,187 options granted on January 1, 2023 with an exercise price of $5.60 (as adjusted in connection with the September 2023 1-for-16 reverse stock split). The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 4.0% (ii) an expected term of 5.19 years (iii) an assumed volatility of 94.3% and (iv) no dividends.
(6)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 2,187 options granted on January 1, 2022 with an exercise price of $10.08 (as adjusted in connection with the September 2023 1-for-16 reverse stock split). The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 1.1% (ii) an expected term of 3.69 years (iii) an assumed volatility of 94.0% and (iv) no dividends.
(7)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 6,250 options granted on June 1, 2023 with an exercise price of $4.96 (as adjusted in connection with the September 2023 1-for-16 reverse stock split). The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 3.9% (ii) an expected term of 3.7 years (iii) an assumed volatility of 93.8% and (iv) no dividends.
(8)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 3,125 options granted on June 1, 2022 with an exercise price of $7.04 (as adjusted in connection with the September 2023 1-for-16 reverse stock split). The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 2.9% (ii) an expected term of 3.69 years (iii) an assumed volatility of 93.0% and (iv) no dividends.

Executive Compensation for 2023 and 2022

Jan H. Loeb. On January 1, 2023, the Company entered into a new consulting agreement (the “2023 Consulting Agreement”) with Jan H. Loeb, extending its arrangements for compensation of Mr. Loeb for his services as President and CEO of the Company and as principle executive officer of the Company’s OmniMetrix subsidiary in the capacity of Acting CEO.

Pursuant to the 2023 Consulting Agreement, Mr. Loeb received cash compensation of $16,000 per month for service as President and CEO of the Company, and an additional $10,000 per month for service as Acting CEO of OmniMetrix. Mr. Loeb also received a grant of options on January 1, 2023, to purchase 2,187 shares of the Company’s common stock, which are exercisable at an exercise price equal to the December 30, 2022, closing price of the common stock of $5.60 per share (as adjusted in connection with the September 2023 1-for-16 reverse stock split). Twenty-five percent (25%) of the options were vested immediately; the remaining options vested in three equal increments on April 1, 2023, July 1, 2023 and October 1, 2023. The exercise period and other terms are otherwise substantially the same as the terms of the options granted by the Company to its outside directors. The 2023 Consulting Agreement expired on December 31, 2023; the Company and Mr. Loeb have entered into a new consulting agreement for 2024 as described below under Employment Arrangements.

On January 1, 2022, the Company entered into a new consulting agreement (the “2022 Consulting Agreement”) with Jan H. Loeb, extending its arrangements for compensation of Mr. Loeb for his services as President and CEO of the Company and as principle executive officer of the Company’s OmniMetrix subsidiary in the capacity of Acting CEO.

Pursuant to the 2022 Consulting Agreement, Mr. Loeb received cash compensation of $16,000 per month for service as President and CEO of the Company, and an additional $10,000 per month for service as Acting CEO of OmniMetrix. Mr. Loeb also received a grant of options on January 1, 2022, to purchase 2,187 shares of the Company’s common stock, which are exercisable at an exercise price equal to the December 31, 2021, closing price of the common stock of $10.08 per share (as adjusted in connection with the September 2023 1-for-16 reverse stock split). Twenty-five percent (25%) of the options were vested immediately; the remaining options vested in three equal increments on April 1, 2022, July 1, 2022 and October 1, 2022. The exercise period and other terms are otherwise substantially the same as the terms of the options granted by the Company to its outside directors.

The 2022 Consulting Agreement expired on December 31, 2022; the Company and Mr. Loeb entered into a new Consulting Agreement for 2023 as described above.

Tracy S. Clifford. On June 1, 2023, the Company entered into an Amended and Restated Consulting Agreement with Ms. Clifford (the “2023 Clifford Consulting Agreement”). The 2023 Clifford Consulting Agreement amended, restated and replaced in its entirety the 2022 Clifford Consulting Agreement (described below). The 2023 Clifford Consulting Agreement began on June 1, 2023, had a one-year term, and was to automatically renew for an additional year upon the expiration of each one-year term unless earlier terminated as provided therein. Pursuant to the 2023 Clifford Consulting Agreement, Ms. Clifford received cash compensation of $17,500 per month, as well as a grant of options on June 1, 2023, to purchase 6,250 shares of our common stock, which are exercisable at an exercise price per share equal to the May 31, 2023, closing price of the common stock of $4.96 per share (as adjusted in connection with the September 2023 1-for-16 reverse stock split). Twenty-five percent (25%) of the options were vested immediately; the remaining options vested in three equal increments on September 1, 2023, December 1, 2023 and March 1, 2024. On January 2, 2024, the Company entered into a new consulting agreement with Tracy Clifford Consulting, LLC, that amends, restates and replaces in its entirety the 2023 Clifford Consulting Agreement, as described below under Employment Arrangements.

On June 1, 2018, Tracy S. Clifford was appointed CFO of the Company. Concurrent with the appointment of Ms. Clifford as CFO, the Company entered into a consulting arrangement for the provision of her services. She received cash compensation from June 1, 2021 through May 31, 2022, of $17,500 per month. On June 1, 2022, the Company entered into an Amended and Restated Consulting Agreement (the “2022 Clifford Consulting Agreement”) for the provision of Ms. Clifford’s services as both CFO of Acorn and COO of OmniMetrix. The 2022 Clifford Consulting Agreement amended, restated and replaced in its entirety the Consulting Agreement dated as of June 1, 2018. The 2022 Clifford Consulting Agreement began on June 1, 2022, had a one-year term, and was to automatically renew for an additional year upon the expiration of each one-year term unless earlier terminated as provided therein. Pursuant to the 2022 Clifford Consulting Agreement, Ms. Clifford received cash compensation of $17,500 per month, and received a grant on June 1, 2022 of options to purchase 3,125 shares of our common stock, with an exercise price of $7.04 per share, which was the closing price of the common stock on May 31, 2022 (as adjusted in connection with the September 2023 1-for-16 reverse stock split). Twenty-five percent (25%) of the options were vested immediately; the remaining options vested in three equal increments on September 1, 2022, December 1, 2022 and March 1, 2023, and shall expire upon the earlier of (a) seven years from the date of the grant or (b) 18 months from the date Ms. Clifford ceases to be a consultant to the Company.

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

Employment Arrangements

The employment arrangements of each named executive officer are described below.

Jan H. Loeb

On January 2, 2024, the Company entered into a new consulting agreement (the “2024 Loeb Consulting Agreement”) extending its arrangements for compensation of Mr. Loeb. Pursuant to the 2024 Loeb Consulting Agreement, Mr. Loeb will receive cash compensation of $16,780 per month for service as President and CEO of Acorn, and an additional $10,000 per month for so long as he serves as Acting CEO of OmniMetrix. Mr. Loeb also received a grant of options on January 2, 2024 to purchase 2,200 shares of the Company’s common stock, which are exercisable at an exercise price equal to the December 29, 2023, closing price of the common stock of $6.09 per share. Twenty-five percent (25%) of the options were vested immediately; the remaining options shall vest in three equal increments on April 1, 2024, July 1, 2024 and October 1, 2024. The exercise period and other terms are otherwise substantially the same as the terms of the options granted by the Company to its outside directors. The 2024 Loeb Consulting Agreement expires on December 31, 2024, unless terminated early as provided therein.

Tracy S. Clifford

On January 2, 2024, the Company entered into an Amended and Restated Consulting Agreement with Ms. Clifford (the “2024 Clifford Consulting Agreement”) for the provision of Ms. Clifford’s services as both CFO of Acorn and COO of OmniMetrix. The 2024 Clifford Consulting Agreement amends, restates and replaces in its entirety the 2023 Clifford Consulting Agreement. The 2024 Clifford Consulting Agreement has an effective date of January 1, 2024, has a one-year term, and automatically renews for an additional year upon the expiration of each one-year term unless earlier terminated as provided therein. Pursuant to the 2024 Clifford Consulting Agreement, Ms. Clifford receives cash compensation of $18,025 per month. In the event of termination other than for cause, Ms. Clifford shall be entitled to a continuation, for a period of six months following the date of such termination, of the monthly cash compensation in effect at the time of such termination. Pursuant to the terms of the 2024 Clifford Consulting Agreement, Ms. Clifford also received a grant of options on January 2, 2024, to purchase 2,200 shares of the Company’s common stock, which are exercisable at an exercise price equal to the December 29, 2023, closing price of the common stock of $6.09 per share. Twenty-five percent (25%) of the options were vested immediately; the remaining options shall vest in three equal increments on April 1, 2024, July 1, 2024 and October 1, 2024. On each subsequent anniversary of January 1, 2024, so long as the 2024 Clifford Consulting Agreement has not been terminated, the Company will grant Ms. Clifford 2,200 stock options exercisable at an exercise price equal to the then-current stock price. Twenty-five percent (25%) of the options will be vested immediately as of the date of grant; the remaining options will vest in three equal increments on April 1, July 1 and October 1 during the first nine months following the date of grant. The exercise period and other terms are otherwise substantially the same as the terms of the options granted by the Company to its outside directors.

Outstanding Equity Awards at 2023 Fiscal Year End

The following table sets forth all outstanding equity awards (as adjusted in connection with the September 2023 1-for-16 reverse stock split) made to each of the Named Executive Officers that were outstanding at December 31, 2023.

OPTIONS TO PURCHASE ACORN ENERGY, INC. STOCK
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Jan H. Loeb	2,187	—	5.76	February 21, 2024
	2,187	—	5.60	January 1, 2025
	2,187	—	5.92	January 1, 2027
	2,187	—	7.68	January 1, 2028
	2,187	—	10.08	January 1, 2029
	2,187	—	5.60	January 1, 2030

Tracy S. Clifford	1,875	—	6.56	June 1, 2025
	1,875	—	4.48	June 25, 2026
	3,125	—	3.68	June 8, 2027
	6,250	—	9.92	May 10, 2028
	3,125	—	7.04	June 1, 2029
	4,687	1,563	4.96	June 1, 2030

Option and Warrant Exercises

Warrants were exercised by Leap Tide Capital Management, LLC (of which Mr. Loeb is the Managing Member), on March 2, 2023, for 2,187 shares at an exercise price of $2.08 per share (as adjusted in connection with the September 2023 1-for-16 reverse stock split).

Non-qualified Deferred Compensation

There was no executive non-qualified deferred compensation activity for either of our named executive officers for the year ended December 31, 2023.

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

Compensation of Directors

The Board reviews non-employee director compensation on an annual basis. Our compensation policy for non-employee Directors for 2023 was as follows:

Each non-employee Director (other than the Executive Chairman) receives an annual retainer of $15,000, plus an annual grant on January 1 of an option to purchase 625 shares of Company Common Stock.

Upon a non-employee Director’s first election or appointment to the Board, such newly elected/appointed Director will be granted an option to purchase 1,562 shares of Company Common Stock. Each option so granted to a newly elected/appointed Director shall vest for the purchase of one-third of the shares purchasable under such option on each of the three anniversaries following the date of first election or appointment.

All options granted to non-employee Directors shall have an exercise price equal to the closing price of the Company’s Common Stock on its then-current trading platform or exchange on the last trading day immediately preceding the date of grant, and shall, except as described in the preceding paragraph, vest in four quarterly installments beginning on the grant date. Once vested, such options shall be exercisable in whole or in part at all times until the earliest of (i) seven years from the date of grant or (ii) 18 months from the date such Director ceases to be a Director, officer, employee of, or consultant to, the Company.

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

The following table sets forth information concerning the compensation earned for service on our Board of Directors during the fiscal year ended December 31, 2023 by each individual who served as a director at any time during the fiscal year (other than Mr. Loeb who was not separately compensated for his Board service).

DIRECTOR COMPENSATION IN 2023

Name	Fees Earned or Paid in Cash ($)		Option Awards ($) (1)		All Other Compensation ($)	Total ($)
Samuel M. Zentman	25,000	(2)	2,306	(1)	—	27,306
Gary Mohr	17,000	(3)	2,306	(1)	—	19,306
Peter Rabover	11,708	(4)	5,389	(5)		17,097
Michael F. Osterer	17,000	(3)	2,306	(1)	—	19,306

(1)	On January 1, 2023, Samuel M. Zentman, Gary Mohr, and Michael F. Osterer were each granted 625 options to acquire stock in the Company. The options had an exercise price of $5.60 and were to expire on January 1, 2030. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 4.14% (ii) an expected term of 3.7 years (iii) an assumed volatility of 94% and (iv) no dividends.
(2)	Represents the annual retainer of $15,000 as a non-employee director and $10,000 received for services rendered as Chairman of the Audit Committee.
(3)	Represents the annual retainer of $15,000 as a non-employee director plus $2,000 received for services rendered as a member of the Audit Committee.

(4)	Represents the pro-rata annual retainer of $15,000 as a non-employee director from the date that Peter Rabover joined the Board.
(5)	On March 21, 2023, Peter Rabover was granted 1,562 options to acquire stock in the Company. The options had an exercise price of $4.80 and were to expire on March 21, 2030. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 3.79% (ii) an expected term of 4.5 years (iii) an assumed volatility of 96% and (iv) no dividends.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

OWNERSHIP OF THE COMPANY’S COMMON STOCK

The following table and the notes thereto set forth information, as of March 5, 2024, concerning beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of common stock by (i) each director of the Company, (ii) each executive officer (iii) all executive officers and directors as a group, and (iv) each holder of 5% or more of the Company’s outstanding shares of common stock.

Name and Address of Beneficial Owner (1) (2)	Number of Shares of Common Stock Beneficially Owned (2)	Percentage of Common Stock Outstanding (2)
Jan H. Loeb	525,297(3)	21.02%
Gary Mohr	73,237(4)	2.94%
Michael F. Osterer	181,433(5)	7.28%
Peter Rabover	124,051(6)	4.99%
Samuel M. Zentman	10,054(7)	*
Tracy S. Clifford	24,725(8)	*
All executive officers and directors of the Company as a group (6 people)	886,714(9)	34.94%

* Less than 1%

(1)	Unless otherwise indicated, the address for each of the beneficial owners listed in the table is in care of the Company, 1000 N West Street, Suite 1200, Wilmington, Delaware 19801.

(2)	Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of a given date which such person has the right to acquire within 60 days after such date. Percentage information is based on the 2,487,307 shares outstanding as of March 5, 2024.

(3)	Consists of 240,011 shares held by Mr. Loeb directly, 273,251 shares held by Leap Tide Capital Acorn LLC, and 12,035 shares underlying currently exercisable options held by Mr. Loeb. Mr. Loeb is the sole manager of Leap Tide Capital Acorn LLC, with sole voting and dispositive power over the securities held by such entity. Mr. Loeb disclaims beneficial ownership of the securities held by Leap Tide Capital Acorn LLC except to the extent of his pecuniary interest therein.

(4)	Consists of 68,238 shares beneficially held by Mr. Mohr (including 52,083 shares held by UE Systems Inc.), and 4,999 shares underlying currently exercisable options.

(5)	Consists of 176,107 shares beneficially held by Mr. Osterer (including 52,083 shares held by UE Systems Inc.), and 5,326 shares underlying currently exercisable options.

(6)	Consists of 123,218 shares held by Artko Capital LP and 833 shares underlying currently exercisable options held by Mr. Rabover. Mr. Rabover is Managing Director of Artko Capital LP, with sole voting and dispositive power over the securities held by such entity. Mr. Rabover disclaims beneficial ownership of the securities held by Artko Capital LP except to the extent of his pecuniary interest therein.

(7)	Consists of 5,992 shares and 4,062 shares underlying currently exercisable options.

(8)	Consists of 1,125 shares and 23,600 shares underlying currently exercisable options.

(9)	Consists of 835,859 shares and 50,855 shares underlying currently exercisable options.

EQUITY COMPENSATION PLAN INFORMATION

The table below provides certain information concerning our equity compensation plans as of December 31, 2023.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	6,263	$5.21	—
Equity Compensation Plans Not Approved by Security Holders	65,630	$6.74	76,769
Total	71,893	$6.61	76,769

All numbers in this table are adjusted to account for the September 2023 1-for-16 reverse stock split.

The grants made under our equity compensation plans not approved by security holders represent 65,630 options which were granted under our 2006 Stock Incentive Plan following the original expiration of the Plan on February 8, 2017. These grants were made to directors and officers at exercise prices equal to the fair market value on the date of the grant. The options generally vest over a one-year period and expire seven years from the date of the grant. In February 2019, the Company’s Board ratified all option grants made under our 2006 Stock Incentive Plan following the original expiration of the Plan on February 8, 2017 and extended the expiration date of the Amended and Restated 2006 Stock Incentive Plan until December 31, 2024.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Accounting Fees

Friedman LLP and Marcum LLP

The following table summarizes the fees billed to Acorn for professional services rendered by Friedman LLP (through September 8, 2022) and its post-merger successor Marcum LLP (after September 8, 2022) for the years ended December 31, 2023 and 2022.

	2023	2022
Audit fees	$122,990	$130,337
Tax fees	13,511	10,859
All other fees	—	—
Total	$136,501	$141,196

Audit Fees were for professional services rendered for the audits of the consolidated financial statements of the Company, assistance with review of documents filed with the SEC, consents, and other assistance required to be performed by our independent accountants. The audit fees per the engagement letters were $121,000 for 2023 and $99,500 for 2022 which represents a 22% increase year over year. The difference in the audit fees in the table above is due to the timing of when the audit services were performed.

Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of the auditor. The Audit Committee pre-approved all audit and non-audit services rendered by our principal accountant in 2023 and 2022.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial Statements of the Registrant

The consolidated financial statements of the Registrant and the reports thereon of the Registrant’s Independent Registered Public Accounting Firms are included in this Annual Report beginning on page F-1.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

(a)(3) List of Exhibits

No.

3.1	Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

3.2	Certificate of Amendment to Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed September 8, 2023).

3.3	By laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S 1 (File No. 33 44027) (the “1992 Registration Statement”)).

3.4	Amendments to the By Laws of the Registrant adopted December 27, 1994 (incorporated herein by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K dated January 10, 1995).

3.5	Amendment to By-laws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed September 8, 2023).

4.1	Specimen certificate for the common stock (incorporated herein by reference to Exhibit 4.2 to the 1992 Registration Statement).

4.2	Form of Representative Warrant (incorporated herein by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed October 15, 2013)

4.3	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed December 20, 2010).

4.4	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.01 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

4.5	Form of Investor Warrant (incorporated herein by reference to Exhibit 4.02 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

4.6	Registration Rights Agreement, dated as of October 31, 2014 (incorporated herein by reference to Exhibit 4.03 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

4.7	Amended and Restated Articles of Incorporation of OMX Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016)

4.8	Form of Warrant, dated as of March 16, 2016, of Acorn Energy, Inc., issued to Leap Tide Capital Management LLC (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.1*	Acorn Energy, Inc. Amended and Restated 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual report on Form 10-K for the year ended December 31, 2018).

10.2*	Forms of Option Award Certificate and Option Award Agreement under the Registrant’s Amended and Restated 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual report on Form 10-K for the year ended December 31, 2018).

10.3*	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual report on Form 10-K for the year ended December 31, 2011).

10.4	Form of Registration Rights Agreement between Acorn Energy, Inc. and the Backstop Purchasers (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1/A filed on June 4, 2019).

10.5*	Consulting Agreement, dated January 2, 2024, by and between the Registrant and Jan H. Loeb (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 5, 2024).

10.6*	Amended and Restated Consulting Agreement, dated January 2, 2024, by and between the Registrant and Tracy Clifford Consulting, LLC (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed January 5, 2024).

#21.1	List of subsidiaries.

#23.1	Consent of Marcum LLP.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-K for the year ended December 31, 2023, filed on March 7, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

#104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wilmington, State of Delaware, on March 7, 2024.

ACORN ENERGY, INC.

By:	/s/ Jan H. Loeb
Jan H. Loeb
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jan H. Loeb	President, Chief Executive Officer and	March 7, 2024
Jan H. Loeb	Director (Principal Executive Officer)

/s/ Tracy S. Clifford	Chief Financial Officer (Principal Financial	March 7, 2024
Tracy S. Clifford	Officer and Principal Accounting Officer)

/s/ Gary Mohr	Director	March 7, 2024
Gary Mohr

/s/ Michael F. Osterer	Director	March 7, 2024
Michael F. Osterer

/s/ Peter Rabover	Director	March 7, 2024
Peter Rabover

/s/ Samuel M. Zentman	Director	March 7, 2024
Samuel M. Zentman

ACORN ENERGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders Acorn Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acorn Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders deficit, and cash flows for each of the two years in the period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2010.

Marlton, New Jersey

March 7, 2024

ACORN ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of December 31,
	2023	2022
ASSETS
Current assets:
Cash	$1,449	$1,450
Accounts receivable, net	536	597
Inventory, net	962	789
Other current assets	280	288
Deferred cost of goods sold	809	887
Total current assets	4,036	4,011
Property and equipment, net	570	653
Right-of-use assets, net	193	298
Deferred cost of goods sold	476	807
Other assets	174	215
Total assets	$5,449	$5,984

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$288	$243
Accrued expenses	132	171
Deferred revenue	4,034	3,984
Current operating lease liabilities	123	116
Other current liabilities	30	58
Total current liabilities	4,607	4,572
Long-term liabilities:
Deferred revenue	1,550	2,187
Noncurrent operating lease liabilities	98	220
Other long-term liabilities	20	16
Total liabilities	6,275	6,995
Commitments and contingencies (Note 8)
Stockholders’ Deficit:
Acorn Energy, Inc. stockholders
Common stock - $0.01 par value per share:
Authorized – 42,000,000 shares; issued and outstanding – 2,484,791 and 2,482,604 shares at December 31, 2023 and 2022, respectively*	25	25
Additional paid-in capital*	103,321	103,261
Accumulated stockholders’ deficit	(101,148)	(101,267)
Treasury stock, at cost – 50,178 shares at December 31, 2023 and December 31, 2022*	(3,036)	(3,036)
Total Acorn Energy, Inc. stockholders’ deficit	(838)	(1,017)
Non-controlling interests	12	6
Total stockholders’ deficit	(826)	(1,011)
Total liabilities and stockholders’ deficit	$5,449	$5,984

*	As adjusted to reflect the September 2023 1-for-16 reverse stock split.

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT NET LOSS PER SHARE DATA)

	Year ended December 31,
	2023	2022

Revenue	$8,059	$7,000
Cost of sales	2,055	1,929
Gross profit	6,004	5,071
Operating expenses:
Research and development expenses	875	845
Selling, general and administrative expenses	5,055	4,804
Impairment of software	—	51
Total operating expenses	5,930	5,700
Operating income (loss)	74	(629)
Finance income (expense), net	64	(2)
Income (loss) before income taxes	138	(631)
Income tax expense	9	—
Net income (loss)	129	(631)
Non-controlling interest share of income	(10)	(2)
Net income (loss) attributable to Acorn Energy, Inc. stockholders.	$119	$(633)

Basic and diluted net income (loss) per share attributable to Acorn Energy, Inc. stockholders:
Net income (loss) per share attributable to Acorn Energy, Inc. stockholders – basic and diluted	$0.05	$(0.25)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. stockholders – basic*	2,484	2,481
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. stockholders – diluted*	2,503	2,481

*	As adjusted to account for the September 2023 1-for-16 reverse stock split.

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(IN THOUSANDS)

				Acorn Energy, Inc. Stockholders			Total Acorn
	Number of Shares*	Common Stock*	Additional Paid-In Capital*	Accumulated Deficit	Number of Treasury Shares*	Treasury Stock	Energy, Inc. Stockholders’ Deficit	Non- controlling interests	Total Deficit
Balances as of December 31, 2021	2,480	$25	$103,176	$(100,634)	50	$(3,036)	$(469)	$8	$(461)
Net (loss) income	—	—	—	(633)	—	—	(633)	2	(631)
Proceeds from stock option exercise	2	**	5	—	—	—	5	—	5
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(4)	(4)
Stock option compensation	—	—	80	—	—	—	80	—	80
Balances as of December 31, 2022	2,482	25	103,261	(101,267)	50	(3,036)	(1,017)	6	(1,011)

Net income	—	—	—	119	—	—	119	10	129
Proceeds from warrant exercise	2	**	5	—	—	—	5	—	5
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(4)	(4)
Stock option compensation	—	—	55	—	—	—	55	—	55
Balances as of December 31, 2023	2,484	$25	$103,321	$(101,148)	50	$(3,036)	$(838)	$12	$(826)

*	As adjusted to account for the September 2023 1-for-16 reverse stock split.

**	less than $1

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year ended December 31,
	2023	2022
Cash flows provided by operating activities:
Net income (loss)	$129	$(631)
Depreciation and amortization	161	122
Impairment of software	—	51
Impairment of inventory	8	41
Non-cash lease expense	128	124
Stock-based compensation	55	80
Change in operating assets and liabilities:
Decrease in accounts receivable	61	279
Increase in inventory	(181)	(213)
Decrease (increase) in deferred cost of goods sold	409	(181)
Decrease (increase) in other current assets and other assets	49	(105)
(Decrease) increase in deferred revenue	(587)	778
Decrease in operating lease liability	(138)	(130)
Decrease in accounts payable, accrued expenses, other current liabilities and non-current liabilities	(22)	(184)
Net cash provided by operating activities	72	31

Cash flows used in investing activities:
Investments in technology	(76)	(292)
Other capital investments	(2)	(16)
Net cash used in investing activities	(78)	(308)

Cash flows provided by financing activities:
Warrant exercise proceeds	5	—
Stock option exercise proceeds	—	5
Net cash provided by financing activities	5	5

Net decrease in cash	(1)	(272)
Cash at the beginning of the year	1,450	1,722
Cash at the end of the year	$1,449	$1,450

Supplemental cash flow information:
Cash paid during the year for:
Interest	$3	$2
Income taxes	$—	$—

Non-cash investing and financing activities:

Accrued preferred dividends to former CEO of OmniMetrix (see Note 3)	$4	$4

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

Notes to Consolidated Financial Statements

NOTE 1—NATURE OF OPERATIONS

(a) Description of Business

Acorn Energy, Inc. and its subsidiaries, OMX Holdings, Inc. and OmniMetrix, LLC (collectively, “Acorn” or “the Company”) is a Delaware corporation which is a holding company focused on technology-driven solutions for energy infrastructure asset management. The Company provides the following products and Internet of Things (“IoT”) applications and services through its OmniMetrix, LLC (“OmniMetrix”) subsidiary:

●	Power Generation (“PG”) monitoring. OmniMetrix offers PG wireless monitoring and control IoT solutions encompassing wireless remote monitoring devices and applications for both residential and commercial/industrial power generation equipment. This suite includes the Company's suite of TrueGuard products as well as its AIRGuard product, designed for remote monitoring and control of industrial air compressors, as well as a Smart Annunciator product. This Smart Annunciator product, tailored for commercial clients, provides a visual representation of a generator’s status through a touch-screen display, offering real-time updates on its current state.

●	Cathodic Protection (“CP”) monitoring. OmniMetrix specializes in CP monitoring, offering remote monitoring and control products specifically tailored for cathodic protection systems utilized in gas pipelines, serving gas utilities market and pipeline operators. The Company's CP product lineup, which features solutions for remote monitoring and control of rectifiers, test stations and bonds, is its Hero and Patriot lines of products. Additionally, the Company offers the RADTM (Remote AC Mitigation Disconnect), an industry-first innovation designed to mount onto existing Solid-state Decouplers in the field. This device enables remote disconnection/connection of AC mitigation tools, significantly reducing a customer's expenses while enhancing employee safety.

Acorn’s shares are traded on the OTCQB marketplace under the symbol ACFN.

See Notes 12 and 13 for segment information and major customers.

(b) Liquidity

As of December 31, 2023, the Company had $1,449,000 of consolidated cash.

At December 31, 2023, the Company had a negative working capital of $571,000. Its working capital includes $1,449,000 of cash and deferred revenue of $4,034,000. Such deferred revenue does not require a significant cash outlay for the revenue to be recognized. Total deferred revenue decreased by $587,000, from $6,171,000 at December 31, 2022 to $5,584,000 at December 31, 2023, as a result of the sales mix of products sold. Based on the current products being sold, the Company expects continued decreases in the deferred revenue balance in the foreseeable future. The balance of deferred hardware revenue at December 31, 2023 will continue to be amortized over the months remaining in the three-year period since the hardware’s original date of shipment. Net cash decreased during the year ended December 31, 2023 by $1,000, with $72,000 provided by operating activities, $78,000 used in investing activities, and $5,000 provided by financing activities.

As of March 5, 2024, the Company had cash of $1,236,000. The Company believes that such cash, plus the cash expected to be generated from operations, will provide sufficient liquidity to finance the corporate activities of Acorn and operating activities of OmniMetrix at their current level of operations for at least the twelve-month period from the issuance of these audited consolidated financial statements. The Company may, at some point, elect to obtain a new line of credit or other source of financing to fund additional investments in the business. If the Company decides to pursue additional financing in the future, it may be in the form of a bank line, a new loan or investment by others, an equity raise by Acorn which could then facilitate a loan by Acorn to OmniMetrix, or any combination thereof. Whether alternative funds, such as third-party loans or investments, will be available at the time and on terms acceptable to Acorn and OmniMetrix cannot be determined at this time.

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

Accounts Receivable and Credit Losses

Accounts receivable consists of trade receivables. Trade receivables are recorded at the invoiced amount, net of any allowance for credit losses.

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

For the Company, ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” applies to its contract assets (deferred COGS and deferred sales commissions, see Note 13), lease receivables (sublease, see Note 7) and trade receivables. There are no expected or estimated credit losses on the Company’s contract assets or its lease receivable based on the Company’s implementation of ASU 2016-13. See Note 4, Allowance for Credit Losses.

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

All inventories are periodically reviewed to identify slow-moving and obsolete inventory. Management conducted an assessment and wrote-off inventory valued at $8,000 and $41,000 for the years ended December 31, 2023 and 2022, respectively.

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

Capitalization of Software

The Company capitalizes certain implementation costs incurred in a hosting arrangement that is a service contract to develop or obtain internal-use software. During the years ended December 31, 2023 and 2022, the Company capitalized internal-use software costs totaling $29,000 and $279,000, respectively.

Deferred Sales Commissions

The Company pays its employees sales commissions for sales of hardware and for first sales of monitoring services (not for renewals). In accordance with Topic 606, Revenue from Contracts with Customers, of the FASB Accounting Standards Codification (“ASC 606”), the Company capitalizes as a contract asset the sales commissions on these sales. Contract assets associated with hardware are amortized over the estimated life of the units which are currently estimated to be three years. Contract assets associated with monitoring services are amortized over the expected monitoring life, including renewals.

Commissions earned from the sales of the new hardware products will be recognized when the product is shipped. Commissions earned from the sales of monitoring services continue to be deferred and amortized over the period of service.

The contract assets of deferred COGS and deferred sales commissions are subject to review under ASU 2016-13 (see Notes 2 and 4); however, no credit losses on contract assets are expected based on the Company’s implementation of ASU 2016-13.

Leases

The Company determines if a contractual arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and noncurrent operating lease liabilities on the Company’s consolidated balance sheets. The Company evaluates and classifies leases as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option would result in an economic penalty. All of the Company’s real estate leases are classified as operating leases.

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

The lease obligation liability was $221,000 and $336,000 as of December 31, 2023 and December 31, 2022, respectively, which includes the office space lease and an office equipment lease entered into in April 2019.

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

Revenue Recognition

The Company’s revenue recognition policy is consistent with applicable revenue recognition guidance and interpretations. The core principle of ASC 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASC 606 defines a five-step process to achieve this core principle, which includes: (1) identifying contracts with customers, (2) identifying performance obligations within those contracts, (3) determining the transaction price, (4) allocating the transaction price to the performance obligation in the contract, which may include an estimate of variable consideration, and (5) recognizing revenue when or as each performance obligation is satisfied. The Company assesses whether payment terms are customary or extended in accordance with normal practice relative to the market in which the sale is occurring. The Company’s sales arrangements generally include standard payment terms. These terms effectively relate to all customers, products, and arrangements regardless of customer type, product mix or arrangement size. See Note 13, Revenue, for further discussion.

Revenue from sales of the hardware products that are distinct products are recorded when shipped while the revenue from sales of the hardware products (product versions sold prior to September 1, 2023) that were not separable from the Company’s monitoring services was deferred and amortized over the estimated unit life. Revenue from the prepayment of monitoring fees (generally paid twelve months in advance) are recorded as deferred revenue upon receipt of payment from the customer and then amortized to revenue over the monitoring service period. See Notes 12 and 13 for the disaggregation of the Company’s revenue for the periods presented.

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

Concentration of Credit Risk

The Company’s financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company’s cash was deposited with a U.S. bank and amounted to $1,449,000 at December 31, 2023. The Company does not believe there is significant risk of non-performance by these counterparties. See Note 12(d) with respect to revenue from significant customers and concentrations of trade accounts receivables.

Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values, due to the short maturity of such instruments.

Research and Development Expenses

Research and development expenses consist primarily of labor and related expenses and are charged to operations as incurred.

Advertising Expenses

Advertising expenses are charged to operations as incurred. Advertising expense was $24,000 and $16,000 for each of the years ended December 31, 2023 and 2022, respectively, and are included in selling, general and administrative expenses on the consolidated statements of operations.

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the consolidated financial statements based on a determination of the fair value of the stock options. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all employee stock options, the Company recognizes expense over the requisite service period on an accelerated basis over the employee’s requisite service period (generally the vesting period of the equity grant). Stock-based compensation expense is included in selling, general and administrative expenses. The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

Options awarded to purchase shares of common stock issued to non-employees in exchange for services are accounted for as variable awards in accordance with applicable accounting principles. Such options are valued using the Black-Scholes option pricing model when the services are performed.

See Note 9(b) for the assumptions used to calculate the fair value of stock-based employee compensation. Upon the exercise of options, it is the Company’s policy to issue new shares rather than utilizing treasury shares.

Sales Taxes

On June 21, 2018, the U.S. Supreme Court issued an opinion in South Dakota v. Wayfair, Inc., 138 S. Ct. 2080 (2018), whereby the longstanding Quill Corp v. North Dakota sales tax case was overruled, and states may now require remote sellers to collect sales tax under certain circumstances. In 2020, the Company began collecting sales tax in nearly all states that have sales tax. The Company accrued sales taxes in the states with sales tax. The Company accrued the liability from the effective date of a state’s adoption of the Wayfair decision up to the date the Company began collecting and filing sales taxes in the various states. At December 31, 2023 and December 31, 2022, the amount of such accrual was $13,000 and $51,000, respectively.

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

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are classified as non-current. Valuation allowances are established against deferred tax assets if it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in operations in the period that includes the enactment date. See Note 10(d) for the impact of the Tax Cuts and Jobs Act of 2017.

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

As of December 31, 2023 and 2022, no interest or penalties were accrued on the consolidated balance sheets related to uncertain tax positions.

During the years ending December 31, 2023 and 2022, the Company had no changes in unrecognized tax benefits or associated interest and penalties as a result of tax positions made during the current or prior periods with respect to its continuing operations.

The Company is subject to U.S. Federal and state income tax. As of January 1, 2023, the Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2019, or for years before 2018 for state income taxes.

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

The combined weighted average number of options and warrants that were excluded from the computation of diluted net loss per share, as they had an antidilutive effect, was 17,000 (which have a weighted average exercise price of $9.42) and 62,000 (which had a weighted average exercise price of $6.29) for the years ending December 31, 2023 and 2022, respectively (as adjusted to account for the September 2023 1-for-16 reverse stock split).

The following data represents the amounts used in computing earnings per share and the effect on net loss and the weighted average number of shares of dilutive potential common stock (as adjusted to account for the September 2023 1-for-16 reverse stock split) (in thousands):

	Year ended December 31,
	2023	2022
Net income (loss) available to common stockholders	$119	$(633)

Weighted average shares outstanding:
-Basic	2,484	2,481
Add: Warrants	—	—
Add: Stock options	19	—
-Diluted	2,503	2,481

Basic and diluted net income (loss) per share	$0.05	$(0.25)

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

The standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use on unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is described below:

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending December 31, 2025. The Company is currently evaluating the timing and impacts of adoption of this ASU.

Recently Adopted Accounting Standards

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

NOTE 3—INVESTMENT IN OMNIMETRIX

The Company owns 99% of the Company’s OMX Holdings, Inc. subsidiary (“Holdings”) and the former CEO of OmniMetrix, LLC owns the remaining 1%.

NOTE 4—ALLOWANCE FOR CREDIT LOSSES

The Company has historically experienced immaterial write-offs given the nature of the customers that receive credit. As of December 31, 2023, the Company had gross receivables of $546,000 and an allowance for credit losses of $10,000.

The following is a tabular reconciliation of the Company’s allowance for credit losses:

	As of December 31,
	2023	2022
	(in thousands)
Balance at beginning of period	$10	$6
Provision for credit losses	2	3
Net (charge-offs) credits	(2)	1
Balance at end of period	$10	$10

NOTE 5—INVENTORY

	As of December 31,
	2023	2022
	(in thousands)
Raw materials	$904	$684
Finished goods	58	105
	$962	$789

At December 31, 2023 and 2022, the Company’s inventory reserve was $8,000 and $4,000, respectively.

NOTE 6—PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	Estimated Useful Life (in years)	As of December 31,
		2023	2022
		(in thousands)
Cost:
Computer hardware and software	3 - 5	$938	$864
Equipment	7	157	155
Leasehold improvements	Term of lease	356	355
Intangible asset	Patent term	21	20
		1,472	1,394
Accumulated depreciation and amortization
Computer hardware and software		403	247
Equipment		153	151
Leasehold improvements		346	343
Intangible asset		*	*
		902	741
Property and equipment, net		$570	$653

*	less than $1,000

Depreciation and amortization in respect of property and equipment amounted to $161,000 and $122,000 for 2023 and 2022, respectively.

NOTE 7—LEASES

OmniMetrix leases office space and office equipment under operating lease agreements. The office lease has an expiration date of September 30, 2025. The office equipment lease was entered into in April 2019 and has a sixty-month term. Operating lease payments for 2023 and 2022 were $128,000 and $124,000, respectively. The future minimum lease payments on non-cancelable operating leases as of December 31, 2023 using a discount rate of 4.5% are $221,000. The 4.5% used is the incremental borrowing rate (established at the commencement of the lease) which, as defined in ASC 842, is the rate of interest that a lessee would have to pay to borrow, on a collateralized basis, over a similar term and in a similar economic environment, an amount equal to the lease payments.

Supplemental balance sheet information related to leases consisted of the following:

2023
Weighted average remaining lease terms for operating leases	1.75

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the consolidated balance sheet as of December 31, 2023 (in thousands):

2023
2024	$129
2025	99
Total undiscounted cash flows	228
Less: Imputed interest	(7)
Present value of operating lease liabilities (a)	$221

(a)	Includes current portion of $123,000 for operating leases.

On July 6, 2021, the Company entered into an agreement with King Industrial Realty, Inc., to sublease from the Company 1,900 square feet of office space of the Company’s 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia, for a monthly sublease payment of $2,375 (plus an annual escalator each year of 3%) which includes the base rent plus a pro-rata share of utilities, property taxes and insurance. Fifty percent of any excess rent received above the per square foot amount that the Company pays will be remitted to the Company’s landlord less the allocation of any shared expenses and leasehold improvements specific to the sublease. As of December 31, 2023, after the offset of the investment in leasehold improvements and other expenses related to the sublease, the Company paid its landlord $12,000 for its share of the sublease profit since the lease commencement. The estimated amount the Company expects to remit to the landlord each year of the sublease subsequent to December 31, 2023 is $6,500 per year. The sublease commenced on October 1, 2021 and will run through September 30, 2025 which is the end of the Company’s lease term with its landlord. Below are the future payments expected under the sublease net of the estimated annual service cost of $2,750 (gross of the estimated amount expected to be remitted to our landlord):

2023
2024	$28
2025	22
Total undiscounted cash flows	$50

NOTE 8—COMMITMENTS AND CONTINGENCIES

The Company has $221,000 in operating lease obligations payable through 2026 and $119,000 in other contractual obligations. The Company also has $374,000 in open purchase order commitments payable through December 31, 2024. See Note 14, Subsequent Events, for contractual obligations entered into and effective subsequent to December 31, 2023.

NOTE 9—EQUITY

All information below includes adjustments where applicable to account for the September 2023 1-for-16 reverse stock split.

(a) Summary Employee Option Information

The Company’s stock option plans provide for the grant to officers, directors and employees of options to purchase shares of common stock. The purchase price may be paid in cash or, if the option is “in-the-money” at the end of the option term, it is automatically exercised “net”. In a net exercise of an option, the Company does not require a payment of the exercise price of the option from the option holder but reduces the number of shares of common stock issued upon the exercise of the option by the smallest number of whole shares that has an aggregate fair market value equal to or in excess of the aggregate exercise price for the option shares covered by the option exercised. Each option is exercisable for one share of the Company’s common stock. Most options expire within five to ten years from the date of the grant, and generally vest over a three-year period from the date of the grant.

At December 31, 2023, 76,769 options were available for grant under the Amended and Restated 2006 Stock Incentive Plan and no options were available for grant under the 2006 Stock Option Plan for Non-Employee Directors. In 2023 and 2022, 14,936 (11,874 to directors and executive officers and 3,062 to other employees) and 9,110 (7,187 to directors and executive officers and 1,923 to other employees) options, respectively, were granted. In 2023 and 2022, there were no grants to non-employees (other than the non-employee directors and executive officers). The fair value of the options issued was $47,000 and $54,000 in 2023 and 2022, respectively.

2,187 warrants and no options were exercised in the year ended December 31, 2023. 2,187 options were exercised in the year ended December 31, 2022. The intrinsic value of options outstanding and of options exercisable at December 31, 2023 was $40,000 and $35,000, respectively. The intrinsic value of options outstanding and of options exercisable at December 31, 2022 was $16,000 and $13,000, respectively.

The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	2023	2022
Risk-free interest rate	4.0%	1.8%
Expected term of options, in years	4.01	3.86
Expected annual volatility	85.0%	93.7%
Expected dividend yield	—%	—%
Determined weighted average grant date fair value per option	$3.16	$5.85

The expected term of the options is the length of time until the expected date of exercising the options. With respect to determining expected exercise behavior, the Company has grouped its option grants into certain groups in order to track exercise behavior and establish historical rates. The Company estimated volatility by considering historical stock volatility over the expected term of the option. The risk-free interest rates are based on the U.S. Treasury yields for a period consistent with the expected term. The Company expects no dividends to be paid. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in determining the estimated fair value of the Company’s stock options granted in the years ended December 31, 2023 and 2022. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

(b) Summary Option Information

A summary of the Company’s option plans as of December 31, 2023 and 2022, as well as changes during each of the years then ended, is presented below:

	2023		2022
	Number of Options (in shares)	Weighted Average Exercise Price	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	58,966	$6.72	52,044	$6.24
Granted at market price	14,936	$5.33	9,110	$8.80
Exercised	—	$—	(2,188)	$(2.88)
Forfeited or expired	2,009	$7.15	—	$—
Outstanding at end of year	71,893	$6.41	58,966	$6.72
Exercisable at end of year	64,366	$6.44	51,166	$6.55

Summary information regarding the options outstanding and exercisable at December 31, 2023 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in shares)	(in years)		(in shares)
$2.88 – $6.08	41,316	3.60	$5.13	37,254	$5.15
$6.10 – $10.08	30,577	3.98	$8.14	27,112	$8.21
	71,893			64,366

Stock-based compensation expense included in selling, general and administrative expense in the Company’s consolidated statements of operations was $55,000 and $80,000 for the years ending December 31, 2023 and 2022, respectively.

The total compensation cost related to non-vested awards not yet recognized was $18,000 and $33,000 as of December 31, 2023 and 2022, respectively.

(c) Warrants

The Company has issued warrants at exercise prices equal to or greater than the market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

	2023		2022
	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Number of Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	2,187	$2.08	2,187	$2.08
Granted	—	$—	—	$—
Exercised	(2,187)	$(2.08)	—	$—
Forfeited or expired	—	$—	—	$—
Outstanding and exercisable at end of year	—	$—	2,187	$2.08

NOTE 10—INCOME TAXES

(a) Composition of income (loss) before income taxes is as follows (in thousands):

	Year ended December 31,
	2023	2022
Domestic	$138	$(631)

Income tax expense consists of the following (in thousands):

	Year ended December 31,
	2023	2022
Current:
Federal	$—	$—
State and local	9	—
	—	—
Deferred:
Federal	—	—
State and local	—	—
	—	—
Total income tax expense	$9	$—

(b) Effective Income Tax Rates

Set forth below is a reconciliation between the federal tax rate and the Company’s effective income tax rates with respect to continuing operations:

	Year ended December 31,
	2023	2022
Statutory Federal rates	21%	21%
Increase (decrease) in income tax rate resulting from:
Nondeductible/nontaxable items	2%	(3)%
State taxes	4%	—
Rate change	69%	—
Prior year rate change adjustment	173%	—
Deferred true-ups	147%	—
Valuation allowance	(409)%	(18)%
Effective income tax rates	7%	(—)%

(c) Analysis of Deferred Tax Assets and (Liabilities) (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets (liabilities) consist of the following:
Employee benefits and deferred compensation	$61	$49
Deferred revenue	202	—
Right-of-use assets	(41)	—
Lease liability	47	—
Fixed assets	(88)	(154)
Intangible assets	311	529
Other temporary differences	46	3
Section 174 expenditures	290	205
Net operating loss and capital loss carryforwards	15,258	16,021
	16,086	16,653
Valuation allowance	(16,086)	(16,653)
Net deferred tax assets	$—	$—

Valuation allowances relate principally to net operating loss carryforwards related to the Company’s consolidated tax losses as well as state tax losses related the Company’s OmniMetrix subsidiary and book-tax differences related to asset impairments, deferred revenue, capitalized Section 174 expenditures, and stock-based compensation expense of the Company. The Company continually evaluates the likelihood of the realization of deferred tax assets and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectation of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors. As of December 31, 2023, based on the Company’s history of earnings and its assessment of future earnings, management believes that it is more likely than not that future taxable income will not be sufficient to realize the deferred tax assets. During the year ended December 31, 2023, the gross deferred tax asset and the valuation allowance decreased by $567,000.

(d) Summary of Tax Loss Carryforwards

As of December 31, 2023, the Company had various operating loss carryforwards expiring as follows (in thousands):

Expiration	Federal	Capital Loss	State
2023	$—	$556	$—
2025 – 2031*	2,579
2032 – 2037	61,351	—	14,818
Unlimited	4,958	—	1,877
Total	$68,888	$556	$16,695

*	The utilization of a portion of these net operating loss carryforwards is limited due to limits on utilizing net operating loss carryforwards under Internal Revenue Service regulations for separate return limitation years.

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation (R&E) activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the December 2017 Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the US must be amortized over a 5-year period if incurred. R&E activities are broader in scope than qualified research activities considered under IRC Section 41 (relating to the research tax credit). For the year ended December 31, 2023, the Company performed an analysis based on available guidance and capitalized the required R&E costs. The Company will continue to monitor this issue for future developments.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examinations by federal, foreign, and state and local jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from 2019 to the present in the U.S. and from 2017 to 2018 in the Company’s foreign operations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period.

The Company is also subject to certain non-income taxes such as value added taxes, sales taxes, and property taxes. The Company has taken certain positions that management feels, although not free from doubt, should not result in a successful challenge by certain tax authorities.

NOTE 11—RELATED PARTY BALANCES AND TRANSACTIONS

a) Officer and Director Fees

The Company recorded fees to officers of $522,000 and $522,000 for the years ended December 31, 2023 and 2022, respectively, which is included in selling, general and administrative expenses.

The Company recorded fees to directors of $71,000 and $59,000 for the years ended December 31, 2023 and 2022, which is included in selling, general and administrative expenses.

The Company issued 14,936 (11,874 to directors and executive officers and 3,062 to other employees) and 9,110 (7,187 to directors and executive officers and 1,923 to other employees) options, in 2023 and 2022, respectively. 2,187 warrants and no options were exercised in the year ended December 31, 2023. 2,188 options were exercised in the year ended December 31, 2022. See Note 9 for further discussion.

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

b) Intercompany

The intercompany balance due to Acorn from OmniMetrix is $2,657,000 for amounts loaned, accrued interest and expenses paid by Acorn on Omni’s behalf as of December 31, 2023 as compared to $3,677,000 as of December 31, 2022. This balance is eliminated in consolidation. During 2023, the intercompany amount due to Acorn from OmniMetrix decreased by $1,020,000. This included repayments of $1,285,000 offset by interest of $164,000, dividends of $76,000 due to Acorn and $25,000 in shared expenses paid by Acorn. During 2022, the intercompany amount due to Acorn from OmniMetrix decreased by $540,000. This included repayments of $985,000 offset by interest of $179,000, dividends of $76,000 due to Acorn and $190,000 in shared expenses paid by Acorn. This intercompany balance is eliminated in consolidation.

NOTE 12—SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

(a) General Information

As of December 31, 2023, the Company continues to operate in two reportable operating segments, PG and CP, both of which are performed through the Company’s OmniMetrix subsidiary. See Note 1, Nature of Operations, for a description of these segments.

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

The following tables represent segmented data for the years ended December 31, 2023 and 2022 (in thousands). The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between the segments. Further, the CDM does not review the assets by segment.

	PG	CP	Total
Year ended December 31, 2023:
Revenues from customers	$7,000	$1,059	$8,059
Segment gross profit	5,373	631	6,004
Depreciation and amortization	140	21	161
Segment income (loss) before income taxes	1,220	(26)	1,194

Year ended December 31, 2022:
Revenues from customers	$5,894	$1,106	$7,000
Segment gross profit	4,426	645	5,071
Depreciation and amortization	103	19	122
Segment income (loss) before income taxes*	489	(107)	382

*	The software impairment of $51,000 recorded during 2022 is not related to a specific segment and, thus, is not included in the “Segment income (loss) before income taxes” for the year ended December 31, 2022.

(c) The following tables represent a reconciliation of the segment data to the consolidated statement of operations and balance sheet data for the years ended and as of December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022
Total net income before income taxes for reportable segments	$1,194	$331
Unallocated net cost of corporate headquarters	(1,056)	(962)
Consolidated net income (loss) before taxes on income	$138	$(631)

	As of December 31,
	2023	2022
Assets:
Total assets for OmniMetrix subsidiary	$5,163	$5,931
Assets of corporate headquarters	286	53
Total consolidated assets	$5,449	$5,984

	Year ended December 31,
	2023	2022
Revenues based on location of customer:
United States	$7,992	$6,960
Other	67	40
	$8,059	$7,000

All of the Company’s long-lived assets are located in the United States.

(d) Revenues and Accounts Receivable Balances from Major Customers (in thousands):

	Invoiced Sales								Accounts Receivable
	2023				2022				2023				2022
Customer	Total		%		Total		%		Balance		%		Balance	%
A	$	*	*	%	$	*	*	%	$	*	*	%	$72	12%
B	$	*	*	%	$	*	*	%		$134	25%		$—	—

*	Balance is not significant.

NOTE 13—REVENUE

OmniMetrix sells monitoring equipment (“HW”) and monitoring services (“Monitoring”). Prior to September 1, 2023, sales of OmniMetrix equipment typically did not qualify as a separate unit of accounting. As a result, revenue (and related costs) associated with sale of equipment was recorded to deferred revenue (and deferred cost of goods sold) upon shipment of PG and CP monitoring units. Revenue and related costs with respect to the sale of equipment were recognized over the estimated life of the units which was estimated to be three years. On September 1, 2023, OmniMetrix launched an updated version of its products that includes new functionality in its TrueGuard, AIRGuard, Patriot and Hero products that allows its customers to have options as it relates to obtaining and utilizing the data that is provided by its hardware devices. This new functionality allows for SIM card options, configuration options regarding IP address endpoints and DNS routes, and access to OmniMetrix’s over-the-air data protocol. This product update allows customers to have the option to purchase OmniMetrix’s monitoring service, monitor the products themselves if they have the ability in-house, or choose another monitoring provider if they so desire. OmniMetrix’s prior hardware product version could not function as a distinct product from its monitoring services. This new version’s functionality results in OmniMetrix’s hardware and monitoring services being capable of being two distinct products and services. OmniMetrix recognizes revenue, COGS and commissions from the sale of the new version of its hardware products sold when the product is shipped rather than over the estimated time that the unit is in service for the customer. The remaining balance of deferred hardware revenue from the prior version of these products will continue to be amortized each period until it is fully amortized. The modification to the circuit boards and embedded firmware of hardware enclosures in inventory as of August 31, 2023 were made such that only the new version of these products was sold subsequent to this date.

The following table disaggregates the Company’s revenue for the years ended December 31, 2023 and 2022 (in thousands):

	HW	Monitoring	Total
Year ended December 31, 2023:
PG Segment	$2,994	$4,006	$7,000
CP Segment	803	256	1,059
Total Revenue	$3,797	$4,262	$8,059

	HW	Monitoring	Total
Year ended December 31, 2022:
PG Segment	$2,234	$3,660	$5,894
CP Segment	854	252	1,106
Total Revenue	$3,088	$3,912	$7,000

Deferred revenue activity for the year ended December 31, 2023 can be seen in the table below (in thousands):

	HW	Monitoring	Total
Balance at December 31, 2022	$3,751	$2,420	$6,171
Additions during the period	1,595	4,461	6,056
Recognized as revenue	(2,381)	(4,262)	(6,643)
Balance at December 31, 2023	$2,965	$2,619	$5,584

Amounts to be recognized as revenue in the year ending:
December 31, 2024	$1,841	$2,193	$4,034
December 31, 2025	956	424	1,380
December 31, 2026 and thereafter	168	2	170
	$2,965	$2,619	$5,584

The amount of hardware revenue recognized during the year ended December 31, 2023 that was included in deferred revenue at the beginning of the fiscal year was $1,890,000. The amount of monitoring revenue during the year ended December 31, 2023 that was included in deferred revenue at the beginning of the fiscal year was $2,054,000.

Deferred revenue activity for the year ended December 31, 2022 can be seen in the table below (in thousands):

	HW	Monitoring	Total
Balance at December 31, 2021	$3,268	$2,125	$5,393
Additions during the period	2,776	4,207	6,983
Recognized as revenue	(2,293)	(3,912)	(6,205)
Balance at December 31, 2022	$3,751	$2,420	$6,171

Reconciliation of Hardware Revenue	2023	2022
Amortization of deferred revenue	$2,381	$2,293
Sales of custom designed units and related accessories	259	—
Hardware sales (new product versions)	475	—
Other accessories, services, shipping and miscellaneous charges	682	795
Total hardware revenue	$3,797	$3,088

Deferred charges relate only to the sale of HW. Deferred charges activity for the year ended December 31, 2023 can be seen in the table below (in thousands):

Balance at December 31, 2022	$1,694
Additions during the period	655
Recognized as cost of sales	(1,064)
Balance at December 31, 2023	$1,285

Amounts to be recognized as cost of sales in the year ending:
December 31, 2024	$809
December 31, 2025	406
December 31, 2026 and thereafter	70
$1,285

Deferred charges relate only to the sale of HW. Deferred charges activity for the year ended December 31, 2022 can be seen in the table below (in thousands):

Balance at December 31, 2021	$1,513
Additions during the period	1,267
Recognized as cost of sales	(1,086)
Balance at December 31, 2022	$1,694

Reconciliation of COGS Expense	2023	2022
Amortization of deferred COGS	$1,064	$1,086
COGS of custom designed units and related accessories	67	—
COGS of hardware sales (new product versions)	215	—
Data costs for monitoring	299	325
Other accessories, services, shipping and miscellaneous charges	410	518
Total COGS expense	$2,055	$1,929

The following table provides a reconciliation of the Company’s sales commissions contract assets for the year ended December 31, 2023 (in thousands):

	HW	Monitoring	Total
Balance at December 31, 2022	$319	$80	$399
Additions during the period	148	53	201
Amortization of sales commissions	(199)	(37)	(236)
Balance at December 31, 2023	$268	$96	$364

The capitalized sales commissions are included in other current assets ($202,000) and other assets ($162,000) in the Company’s Consolidated Balance Sheets at December 31, 2023.

Amounts to be recognized as sales commissions expense in the year ending:
December 31, 2024	$202
December 31, 2025	119
December 31, 2026 and thereafter	43
$364

The following table provides a reconciliation of the Company’s sales commissions contract assets for the year ended December 31, 2022 (in thousands):

	HW	Monitoring	Total
Balance at December 31, 2021	$242	$53	$295
Additions during the period	233	55	288
Amortization of sales commissions	(156)	(28)	(184)
Balance at December 31, 2022	$319	$80	$399

The capitalized sales commissions are included in other current assets ($196,000) and other assets ($203,000) in the Company’s Consolidated Balance Sheets at December 31, 2022.

NOTE 14—SUBSEQUENT EVENTS

On January 2, 2024, 4,400 options were issued to the CEO and CFO in the aggregate with an exercise price of $6.09 and that vest in equal increments on January 2, 2024, April 1, 2024, July 1, 2024 and October 1, 2024 with a fair value of $1,000 in the aggregate. On January 1, 2024, 2,500 options in the aggregate were issued to directors with an exercise price of $6.09 and that vest in equal increments on January 1, 2024, April 1, 2024, July 1, 2024 and October 1, 2024 with a fair value of $600 in the aggregate. On January 31, 2024, 1,000 options were issued to the Company’s Director of Business Development with an exercise price of $6.00 and that vest in equal increments over three years on the anniversary date of the issuance with the last tranche vesting on January 31, 2027 with a fair value of $700. On January 1, 2024, 625 options that were set to expire on January 1, 2024 were exercised at an exercise price of $2.88 per share by one of the Company’s directors. The transaction was a cashless exercise in which 296 shares were deposited to treasury stock in payment of the exercise price and 329 shares were issued to the director. On February 21, 2024, 2,187 options that were set to expire that day were exercised at an exercise price of $5.76 per share by the CEO.

On January 12, 2024, we entered into a new contract with our current primary data provider for Internet of Things (IoT) wireless services for a 36-month contract term with automatic one-year extensions, subject to termination notice. The pricing structure involves account setup, SIM charges, monthly revenue obligations, and various rate plans based on data usage and regions along with other optional services. The monthly revenue obligation is $10,000 for the first 6 months and $15,000 thereafter. We will also be eligible for volume discounts based on total monthly service revenue. Additionally, the agreement includes an IoT Enhanced Support and Priority Care Services Rate Plan with various support service types and pricing tiers based on the number of devices and terms for SIM migrations, including tiered pricing and conditions for waiver of certain charges during migration. This new agreement will allow us to migrate our customers to higher tier data plans for nominal additional cost.

