Form 10-Q
period 2024-03-31
ACORN ENERGY, INC.
filed 2024-05-09
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

770-209-0012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2024
Common Stock, $0.01 par value per share	2,487,307

ACORN ENERGY, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended March 31, 2024

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

PART I

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of March 31, 2024	As of December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$1,417	$1,449
Accounts receivable, net	487	536
Inventory, net	788	962
Deferred cost of goods sold (COGS)	709	809
Other current assets	285	280
Total current assets	3,686	4,036
Property and equipment, net	544	570
Right-of-use assets, net	166	193
Deferred COGS	341	476
Other assets	142	174
Total assets	$4,879	$5,449
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$208	$288
Accrued expenses	124	132
Deferred revenue	3,823	4,034
Current operating lease liabilities	124	123
Other current liabilities	27	30
Total current liabilities	4,306	4,607
Long-term liabilities:
Deferred revenue	1,205	1,550
Noncurrent operating lease liabilities	66	98
Other long-term liabilities	21	20
Total liabilities	5,598	6,275
Commitments and contingencies (Note 7)
Deficit:
Acorn Energy, Inc. stockholders
Common stock - $0.01 par value per share: 42,000,000 shares authorized, 2,537,485 and 2,534,969 shares issued at March 31, 2024 and December 31, 2023, respectively, and 2,487,307 and 2,484,791 shares outstanding at March 31, 2024 and December 31, 2023, respectively	25	25
Additional paid-in capital	103,361	103,321
Accumulated stockholders’ deficit	(101,083)	(101,148)
Treasury stock, at cost – 50,178 shares at March 31, 2024 and December 31, 2023	(3,036)	(3,036)
Total Acorn Energy, Inc. stockholders’ deficit	(733)	(838)
Non-controlling interests	14	12
Total deficit	(719)	(826)
Total liabilities and deficit	$4,879	$5,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended March 31,
	2024	2023

Revenue	$2,132	$1,749
COGS	541	433
Gross profit	1,591	1,316
Operating expenses:
Research and development expenses (R&D)	238	214
Selling, general and administrative (SG&A) expenses	1,275	1,197
Total operating expenses	1,513	1,411
Operating income (loss)	78	(95)
Interest income, net	15	11
Income (loss) before income taxes	93	(84)
Income tax expense	25	—
Net income (loss)	68	(84)
Non-controlling interest share of income	(3)	(1)
Net income (loss) attributable to Acorn Energy, Inc. stockholders	$65	$(85)

Basic and diluted net income (loss) per share attributable to Acorn Energy, Inc. stockholders:
Net income (loss) per share attributable to Acorn Energy, Inc. stockholders – basic and diluted*	$0.03	$(0.03)
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. stockholders – basic and diluted:
Basic*	2,486	2,483
Diluted*	2,494	2,483

*	As adjusted to reflect the September 2023 1-for-16 reverse stock split.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT (UNAUDITED) (IN THOUSANDS)

	Three Months Ended March 31, 2024
	Number of Shares Outstanding*	Common Stock*	Additional Paid-In Capital*	Accumulated Deficit	Number of Treasury Shares*	Treasury Stock	Total Acorn Energy, Inc. Stockholders’ Deficit	Non- controlling interests	Total Deficit
Balances as of December 31, 2023	2,484	$25	$103,321	$(101,148)	50	$(3,036)	$(838)	$12	$(826)
Net income	—	—	—	65	—	—	65	3	68
Proceeds from stock option exercise	3	**	13	—	—	—	13	—	13
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	27	—	—	—	27	—	27
Balances as of March 31, 2024	2,487	$25	$103,361	$(101,083)	50	$(3,036)	$(733)	$14	$(719)

	Three Months Ended March 31, 2023
	Number of Shares Outstanding*	Common Stock*	Additional Paid-In Capital*	Accumulated Deficit	Number of Treasury Shares*	Treasury Stock	Total Acorn Energy, Inc. Stockholders’ Deficit	Non- controlling interests	Total Deficit
Balances as of December 31, 2022	2,482	$25	$103,261	$(101,267)	50	$(3,036)	$(1,017)	$6	$(1,011)
Net loss	—	—	—	(85)	—	—	(85)	1	(84)
Proceeds from warrant exercise	2	**	5	—	—	—	5	—	5
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	17	—	—	—	17	—	17
Balances as of March 31, 2023	2,484	$25	$103,283	$(101,352)	50	$(3,036)	$(1,080)	$6	$(1,074)

*	As adjusted to account for the September 2023 1-for-16 reverse stock split.

**	less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (IN THOUSANDS)

	Three months ended March 31,
	2024	2023
Cash flows used in operating activities:
Net income (loss)	$68	$(84)
Depreciation and amortization	28	38
(Decrease) increase in the provision for credit loss	(7)	2
Impairment of inventory	9	3
Non-cash lease expense	32	31
Stock-based compensation	27	17
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	56	(176)
Decrease (increase) in inventory	165	(18)
Decrease in deferred COGS	235	37
Decrease (increase) in other current assets and other assets	27	(20)
(Decrease) increase in deferred revenue	(556)	45
Decrease in operating lease liability	(36)	(33)
(Decrease) increase in accounts payable, accrued expenses, other current liabilities and non-current liabilities	(91)	75
Net cash used in operating activities	(43)	(83)

Cash flows used in investing activities:
Investments in technology	(2)	(26)
Net cash used in investing activities	(2)	(26)

Cash flows provided by financing activities:
Stock option exercise proceeds	13	—
Warrant exercise proceeds	—	5
Net cash provided by financing activities	13	5

Net decrease in cash	(32)	(104)
Cash at the beginning of the period	1,449	1,450
Cash at the end of the period	$1,417	$1,346

Supplemental cash flow information:
Cash paid during the year for:
Interest	$1	$—
Income taxes	$2	$—
Non-cash investing and financing activities:
Accrued preferred dividends to former CEO of OmniMetrix	$1	$1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

NOTE 1— BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. (“Acorn”) and its subsidiaries, OmniMetrix, LLC (“OmniMetrix”) and OMX Holdings, Inc. (collectively, with Acorn and OmniMetrix, “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The December 31, 2023 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 2024 and 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

All dollar amounts, except per share data, are rounded to the nearest thousand and, thus, are approximate.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 7, 2024.

Reverse Stock Split

On September 5, 2023, the Board of Directors of Acorn approved a Certificate of Amendment to Acorn’s Restated Certificate of Incorporation (the “Certificate of Amendment”) that provided for a 1-for-16 reverse stock split of Acorn’s Common Stock (the “Reverse Stock Split”). Acorn filed the Certificate of Amendment with the Secretary of State of the State of Delaware on September 6, 2023, and the Reverse Stock Split became effective at 5:00 p.m. EDT on September 7, 2023. At the effective time of the Reverse Stock Split, every sixteen issued and outstanding shares of Acorn’s Common Stock were automatically combined into one issued and outstanding share of Common Stock, without any change in the par value per share. Stockholders who would have otherwise been entitled to fractional shares of Common Stock, as a result of the Reverse Stock Split, received a cash payment in lieu of receiving fractional shares. The value of the fractional shares repurchased was $347 and equated to fifty-eight shares. All share and per share amounts of common stock, options and warrants contained in this Quarterly Report on Form 10-Q and the accompanying unaudited condensed consolidated financial statements and related footnotes have been restated for all periods to give retroactive effect to the Reverse Stock Split and the related fractional share repurchase for all prior periods presented. Accordingly, the unaudited Condensed Consolidated Statement of Deficit reflects the impact of the Reverse Stock Split by reclassifying from “Common Stock” to “Additional paid-in capital” an amount equal to the aggregate par value of the number of shares by which the total number of shares outstanding decreased as a result of the Reverse Stock Split.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company’s cash was deposited with a U.S. bank and amounted to $1,417,000 at March 31, 2024. The Company does not believe there is a significant risk of non-performance by its counterparties. For the three-month period ended March 31, 2024, there were no customers that represented greater than 10% of the Company’s total invoiced sales. At March 31, 2024, the Company had one customer that represented 13% of our total accounts receivable which was subsequently collected in full. Approximately 25% of the accounts receivable at December 31, 2023 was due from one customer which was subsequently collected in full. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base. Although we do not believe there is significant risk of non-performance by these counterparties, any failures or defaults on their part could negatively impact the value of our financial instruments and could have a material adverse effect on our business, operations or financial condition.

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

All inventories are periodically reviewed to identify slow-moving and obsolete inventory. Management conducts an assessment at each reporting period of the Company’s inventory reserve and writes-off inventory when the items are deemed obsolete.

Revenue Recognition

The Company’s revenue recognition policy is consistent with applicable revenue recognition guidance and interpretations. The core principle of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASC 606 defines a five-step process to achieve this core principle, which includes: (1) identifying contracts with customers, (2) identifying performance obligations within those contracts, (3) determining the transaction price, (4) allocating the transaction price to the performance obligation in the contract, which may include an estimate of variable consideration, and (5) recognizing revenue when or as each performance obligation is satisfied. The Company assesses whether payment terms are customary or extended in accordance with normal practice relative to the market in which the sale is occurring. The Company’s sales arrangements generally include standard payment terms. These terms effectively relate to all customers, products, and arrangements regardless of customer type, product mix or arrangement size. See Note 10, Revenue, for further discussion.

Revenue from sales of the hardware products that are distinct products are recorded when shipped while the revenue from sales of the hardware products (product versions sold prior to September 1, 2023) that were not separable from the Company’s monitoring services was deferred and amortized over the estimated unit life. Revenue from the prepayment of monitoring fees (generally paid twelve months in advance) are recorded as deferred revenue upon receipt of payment from the customer and then amortized to revenue over the monitoring service period. See Notes 9 and 10 for the disaggregation of the Company’s revenue for the periods presented.

Any sales tax, value added tax, and other tax the Company collects concurrent with revenue producing activities are excluded from revenue.

Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax and income taxes imposed in the state and local jurisdictions where it operates its businesses. Deferred income taxes are determined using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will be realized. The income tax expense in the three-month period ended March 31, 2024 represents the estimated state tax of various states on the 2023 income of OmniMetrix.

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

The combined weighted average number of options and warrants that were excluded from the computation of diluted net loss per share, as they had an antidilutive effect, was 34,000 (which have a weighted average exercise price of $7.77) and 65,000 (which had a weighted average exercise price of $6.56) for the three-month periods ended March 31, 2024 and 2023, respectively (as adjusted to account for the September 2023 1-for-16 reverse stock split).

The following data represents the amounts used in computing earnings per share and the effect on net income (loss) and the weighted average number of shares of dilutive potential common stock (as adjusted to account for the September 2023 1-for-16 reverse stock split) (in thousands, except per share data):

	Three months ended March 31,
	2024	2023
Net income (loss) attributable to common stockholders	$65	$(85)

Weighted average shares outstanding:
-Basic	2,486	2,483
Add: Stock options	8	—
-Diluted	2,494	2,483

Basic and diluted net income (loss) per share	$0.03	$(0.03)

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024, and early application is permitted. The Company is currently assessing the impact the adoption of ASU 2023-07 will have on its segment reporting disclosures.

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

NOTE 3—LIQUIDITY

As of March 31, 2024, the Company had $1,417,000 of consolidated cash.

At March 31, 2024, the Company had a negative working capital of $620,000. Its working capital includes $1,417,000 of cash and deferred revenue of $3,823,000. Such deferred revenue does not require a significant cash outlay for the revenue to be recognized. Total deferred revenue decreased by $556,000, from $5,584,000 at December 31, 2023 to $5,028,000 at March 31, 2024, as a result of the sales mix of products sold. Based on the current products being sold, the Company expects continued decreases in the deferred revenue balance in the foreseeable future. The balance of deferred hardware revenue at March 31, 2024 will continue to be amortized over the months remaining in the three-year period since the hardware’s original date of shipment. Net cash decreased during the three-month period ended March 31, 2024 by $32,000, with $43,000 used in operating activities, $2,000 used in investing activities, and $13,000 provided by financing activities.

As of May 7, 2024, the Company had cash of $1,455,000. The Company believes that such cash, plus the cash expected to be generated from operations, will provide sufficient liquidity to finance the corporate activities of Acorn and operating activities of OmniMetrix at their current level of operations for at least the twelve-month period from the issuance of these unaudited condensed consolidated financial statements. The Company may, at some point, elect to obtain a new line of credit or other source of financing to fund additional investments in the business. If the Company decides to pursue additional financing in the future, it may be in the form of a bank line, a new loan or investment by others, an equity raise by Acorn which could then facilitate a loan by Acorn to OmniMetrix, or any combination thereof. Whether alternative funds, such as third-party loans or investments, will be available at the time and on terms acceptable to Acorn and OmniMetrix cannot be determined at this time.

NOTE 4—ALLOWANCE FOR CREDIT LOSSES

For the Company, ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” applies to its contract assets and trade receivables. There are no expected or estimated credit losses on the Company’s contract assets or its lease receivable based on the Company’s implementation of ASU 2016-13.

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

The Company has historically experienced immaterial write-offs given the nature of the customers that receive credit. As of March 31, 2024, the Company had gross receivables of $493,000 and an allowance for credit losses of $6,000.

The following is a tabular reconciliation of the Company’s allowance for credit losses:

	As of
	March 31, 2024	December 31, 2023
	(in thousands)
Balance at beginning of period	$10	$10
Provision for credit losses adjustment	(7)	2
Net credits (charge-offs)	3	(2)
Balance at end of period	$6	$10

NOTE 5—INVENTORY

	As of
	March 31, 2024	December 31, 2023
	(in thousands)
Raw materials	$720	$904
Finished goods	68	58
	$788	$962

At March 31, 2024 and December 31, 2023, the Company’s inventory reserve was $9,000 and $8,000, respectively.

NOTE 6—LEASES

OmniMetrix leases office space and office equipment under operating lease agreements. The office lease has an expiration date of September 30, 2025. The office equipment lease was entered into in April 2019 and had a sixty-month term. This lease is currently month-to-month until the Company negotiates a new term. Operating lease payments for the three-month periods ended March 31, 2024 and 2023 were $32,000 and $31,000, respectively. The present value of future minimum lease payments on non-cancelable operating leases as of March 31, 2024 using a discount rate of 4.5% is $190,000. The 4.5% discount rate used was the estimated incremental borrowing rate when the lease was entered into, which, as defined in ASC 842: Leases, is the rate of interest that a lessee would have had to pay to borrow, on a collateralized basis, over a similar term and in a similar economic environment, an amount equal to the lease payments.

Supplemental cash flow information related to leases consisted of the following (in thousands):

	For the three months ending March 31,
	2024	2023
Cash paid for operating lease liabilities	$32	$31

Supplemental balance sheet information related to leases consisted of the following:

2024
Weighted average remaining lease terms for operating leases	1.5

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of March 31, 2024 (in thousands):

Year ended March 31,
2025	$129
2026	67
Total undiscounted cash flows	196
Less: Imputed interest	(6)
Present value of operating lease liabilities (a)	$190

(a)	Includes current portion of $124,000 for operating leases.

On July 6, 2021, the Company entered into an agreement with King Industrial Realty, Inc., to sublease from the Company 1,900 square feet of office space of the Company’s 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia, for a monthly sublease payment of $2,375 (plus an annual escalator each year of 3%) which includes the base rent plus a pro-rata share of utilities, property taxes and insurance. Fifty percent of any excess rent received above the per square foot amount that the Company pays will be remitted to the Company’s landlord less the allocation of any shared expenses and leasehold improvements specific to the sublease. During each of the three-month periods ended March 31, 2024 and 2023, after the offset of the investment in leasehold improvements and other expenses related to the sublease, the Company paid its landlord $2,000 for its share of the sublease profit since the lease commencement. The sublease commenced on October 1, 2021 and will run through September 30, 2025 which is the end of the Company’s lease term with its landlord. Below are the future payments (in thousands) expected under the sublease net of the estimated annual service cost of $2,750 (gross of the estimated amount expected to be remitted to our landlord):

Year ended March 31,
2025	$29
2026	14
Total undiscounted cash flows	$43

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company has $190,000 in operating lease obligations payable through 2026 and $622,000 in other contractual services . The contractual services include $252,000 payable through March 31, 2025, $220,000 payable through March 31, 2026 and $150,000 payable through March 31, 2027. The Company also has $299,000 in open purchase order commitments payable through March 31, 2025.

NOTE 8—STOCKHOLDERS’ DEFICIT

(a) General

At March 31, 2024, Acorn had 2,537,485 shares issued and 2,487,307 shares outstanding of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company.

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

At March 31, 2024, 68,869 options were available for grant under the Amended and Restated 2006 Stock Incentive Plan and no options were available for grant under the 2006 Stock Option Plan for Non-Employee Directors. During the three-month period ended March 31, 2024, 7,900 options were issued. The options were issued as follows: an aggregate of 2,500 to directors (excluding the CEO), 2,200 to the CEO, 2,200 to the CFO and an aggregate of 1,000 to employees. In the three-month period ended March 31, 2024, there were no grants to non-employees (other than the directors, CEO and CFO).

During the three-month period ended March 31, 2024, 2,812 options were exercised. The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2023	71,893	$6.41	3.8 years	$40,000
Granted	7,900	6.08
Exercised	(2,812)	5.12
Forfeited or expired	—	—
Outstanding at March 31, 2024	76,981	$6.42	4.0 years	$85,000
Exercisable at March 31, 2024	66,106	$6.46	3.6 years	$74,000

The fair value of the options granted of $47,000 during the three-month period ended March 31, 2024 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	3.92%
Expected term of options	4.9 years
Expected annual volatility	194.1%
Expected dividend yield	—%

(c) Stock Option Compensation Expense

Stock option compensation expense included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations was $27,000 and $17,000 for the three-month periods ended March 31, 2024 and 2023, respectively.

The total compensation cost related to non-vested awards not yet recognized was $45,000 as of March 31, 2024 which will be recognized over the next sixteen months.

NOTE 9— SEGMENT REPORTING

As of March 31, 2024, the Company operates in two reportable operating segments, both of which are performed through the Company’s OmniMetrix subsidiary:

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

The following tables represent segmented data for the three-month periods ended March 31, 2024 and 2023 (in thousands):

	PG	CP	Total
Three months ended March 31, 2024:
Revenues from external customers	$1,794	$338	$2,132
Segment gross profit	1,398	193	1,591
Depreciation and amortization	24	4	28
Segment income (loss) before income taxes	$416	$(18)	$398

Three months ended March 31, 2023:
Revenues from external customers	$1,507	$242	$1,749
Segment gross profit	1,179	137	1,316
Depreciation and amortization	33	5	38
Segment income (loss) before income taxes	$199	$(48)	$151

The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between the segments. Further, the Chief Decision Maker does not review the assets by segment.

Reconciliation of Segment Net Income (Loss) to Consolidated Net Income (Loss) Before Income Taxes

	Three months ended March 31,
	2024	2023
	(in thousands)
Total net income before income taxes for reportable segments	$398	$151
Unallocated cost of corporate headquarters	(305)	(235)
Consolidated net income (loss) before income taxes	$93	$(84)

NOTE 10—REVENUE

The following table disaggregates the Company’s revenue for the three-month periods ended March 31, 2024 and 2023 (in thousands):

	Hardware	Monitoring	Total
Three months ended March 31, 2024:
PG Segment	$753	$1,041	$1,794
CP Segment	277	61	338
Total Revenue	$1,030	$1,102	$2,132

	Hardware	Monitoring	Total
Three months ended March 31, 2023:
PG Segment	$549	$958	$1,507
CP Segment	176	66	242
Total Revenue	$725	$1,024	$1,749

Deferred revenue activity for the three-month period ended March 31, 2024 can be seen in the table below (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2023	$2,965	$2,619	$5,584
Additions during the period	—	1,081	1,081
Recognized as revenue	(535)	(1,102)	(1,637)
Balance at March 31, 2024	$2,430	$2,598	$5,028

Amounts to be recognized as revenue in the twelve-month-period ending:
March 31, 2025	$1,621	$2,202	$3,823
March 31, 2026	751	393	1,144
March 31, 2027 and thereafter	58	3	61
	$2,430	$2,598	$5,028

The amount of hardware revenue recognized during the three-month period ended March 31, 2024 that was included in deferred revenue at the beginning of the fiscal year was $535,000. The amount of monitoring revenue during the three-month period ended March 31, 2024 that was included in deferred revenue at the beginning of the fiscal year was $954,000.

The following table provides a reconciliation of the Company’s hardware revenue for the three-month periods ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
Reconciliation of Hardware Revenue	2024	2023
Amortization of deferred revenue	$535	$585
Hardware sales (new product versions)	376	—
Other accessories, services, shipping and miscellaneous charges	119	140
Total hardware revenue	$1,030	$725

Deferred COGS relate only to the sale of equipment. Deferred COGS activity for the three-month period ended March 31, 2024 can be seen in the table below (in thousands):

Balance at December 31, 2023	$1,285
Additions, net of adjustments, during the period	—
Recognized as cost of sales	(235)
Balance at March 31, 2024	$1,050

Amounts to be recognized as COGS in the twelve-month-period ending:
March 31, 2025	$709
March 31, 2026	316
March 31, 2027 and thereafter	25
$1,050

The following table provides a reconciliation of the Company’s COGS expense for the three-month periods ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
Reconciliation of COGS Expense	2024	2023
Amortization of deferred COGS	$235	$268
COGS of hardware sales (new product versions)	163	—
Data costs for monitoring	62	75
Other COGS of accessories, services, shipping and miscellaneous charges	81	90
Total COGS expense	$541	$433

The following table provides a reconciliation of the Company’s sales commissions contract assets for the three-month period ended March 31, 2024 (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2023	$268	$96	$364
Additions during the period	—	8	8
Amortization of sales commissions	(48)	(10)	(58)
Balance at March 31, 2024	$220	$94	$314

The capitalized sales commissions are included in other current assets ($184,000) and other assets ($130,000) in the Company’s unaudited condensed consolidated balance sheet at March 31, 2024. The capitalized sales commissions are included in other current assets ($202,000) and other assets ($162,000) in the Company’s condensed consolidated balance sheet at December 31, 2023.

Amounts to be recognized as sales commission expense in the twelve-month-period ending (in thousands):

March 31, 2025	$184
March 31, 2026	101
March 31, 2027 and thereafter	29
$314

NOTE 11—RELATED PARTY BALANCES AND TRANSACTIONS

Officer and Director Fees

The Company recorded consulting service fees to officers of $134,000 and $130,000 for the three-month periods ended March 31, 2024 and 2023, respectively, which is included in selling, general and administrative expenses.

The Company recorded fees to directors of $18,000 and $15,000 for the three-month periods ended March 31, 2024 and 2023, respectively, which is included in selling, general and administrative expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains “forward-looking statements” relating to the Company which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipate”, “intend”, “could”, “estimate” or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and the Company’s competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, or any of the other risks set out under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 occur, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

All dollar amounts in the tables and discussion below are rounded to the nearest thousand, except per share data, and, thus, are approximate.

FINANCIAL RESULTS BY COMPANY

The following tables show, for the periods indicated, the financial results (dollar amounts in thousands) attributable to each of our consolidated companies.

	Three months ended March 31, 2024
	OmniMetrix	Acorn	Total
Revenue	$2,132	$—	$2,132
Cost of sales	541	—	541
Gross profit	1,591	—	1,591
Gross profit margin	75%		75%
R&D expenses	238	—	238
Selling, general and administrative expenses	970	305	1,275
Operating income (loss)	$383	$(305)	$78

	Three months ended March 31, 2023
	OmniMetrix	Acorn	Total
Revenue	$1,749	$—	$1,749
Cost of sales	433	—	433
Gross profit	1,316	—	1,316
Gross profit margin	75%		75%
R&D expenses	214	—	214
Selling, general and administrative expenses	963	234	1,197
Operating income (loss)	$139	$(234)	$(95)

BACKLOG

As of March 31, 2024, OmniMetrix had a backlog of $5,028,000, primarily comprised of deferred revenue, of which $3,823,000 is expected to be recognized as revenue in the next twelve months. This compares to a backlog of $6,216,000 at March 31, 2023. Now that we are selling hardware units that are capable of being distinct, the hardware backlog will no longer continue to grow and will be fully amortized by August 31, 2026, while the monitoring backlog will continue to be deferred and amortized over the period of service.

RECENT DEVELOPMENTS

On January 12, 2024, we entered into a new contract with our current primary data provider for Internet of Things (IoT) wireless services for a 36-month contract term with automatic one-year extensions, subject to termination notice. The pricing structure involves account setup, SIM charges, monthly revenue obligations, and various rate plans based on data usage and regions along with other optional services. The monthly expense obligation is $10,000 for the first 6 months and $15,000 thereafter. We will also be eligible for volume discounts based on total monthly service revenue. Additionally, the agreement includes an IoT Enhanced Support and Priority Care Services Rate Plan with various support service types and pricing tiers based on the number of devices and terms for SIM migrations, including tiered pricing and conditions for waiver of certain charges during migration. This new agreement will allow us to migrate our customers to higher tier data plans for nominal additional cost.

On October 1, 2023, we deployed our new user interface to our customer data portal and made it available to customers. On March 17, 2021, we entered into a master services agreement for the development of a new user interface for our customer data portal. Prior to deployment on October 1, 2023, we had invested $194,000 in design, development and quality assurance services of the new user interface. Following deployment, our customers had the option to continue to use the “classic view” of our user interface, which is our original user interface, or our new user interface known as “OV2” until March 20, 2024 when we officially terminated our original user interface. The cost of this project was capitalized, and amortization began as of October 1, 2023. We have continued to implement bug fixes and enhancements to OV2, for which any related IT costs have been expensed as incurred.

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

OmniMetrix sells monitoring hardware devices and data monitoring services. On September 1, 2023, we launched an updated version of our products that includes new functionality in our TrueGuard, AIRGuard, Patriot and Hero products that allows our customers to have options as it relates to obtaining and utilizing the data that is provided by our hardware devices. This new functionality allows for SIM card options, configuration options regarding IP address endpoints and DNS routes, and access to our over-the-air data protocol. This product update allows customers to have the option to purchase our monitoring service, monitor the products themselves if they have the ability in-house, or choose another monitoring provider if they so desire, whereas, historically, our standard products only functioned with our monitoring services. The modification to the circuit boards and embedded firmware of hardware enclosures in stock as of August 31, 2023 were made such that only the new version of these products was sold subsequent to this date. Prior to such product modification, revenue (and related costs) associated with sale of equipment was recorded to deferred revenue (and deferred charges) upon shipment for PG and CP monitoring units. This deferred revenue and the deferred cost of the hardware with respect to the sale of new equipment was recognized over the life of the units, which was estimated to be three years. Revenue from hardware sales subsequent to August 31, 2023 is recognized upon shipment, instead of being deferred. Revenues from the prepayment of monitoring fees (generally paid in advance) are initially recorded as deferred revenue upon receipt of payment from the customer and then amortized to revenue over the monitoring service period (typically twelve-month, renewable periods).

Results of Operations

The following table sets forth certain information with respect to the unaudited condensed consolidated results of operations of the Company for the three-month periods ended March 31, 2024 and March 31, 2023, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. For segment data, see Notes 9 and 10 to the unaudited condensed consolidated financial statements included in this quarterly report.

	Three months ended March 31,
	2024		2023		Change
	($000)	% of revenues	($000)	% of revenues	from 2023 to 2024
Revenue	$2,132	100%	$1,749	100%	22%
Cost of sales	541	25%	433	25%	25%
Gross profit	1,591	75%	1,316	75%	21%
R&D expenses	238	11%	214	12%	11%
SG&A expenses	1,275	60%	1,197	68%	7%
Operating income (loss)	78	4%	(95)	(5)%	(182)%
Interest income	15	1%	11	1%	36%
Income (loss) before income taxes	93	4%	(84)	(5)%	(211)%
Income tax expense	25	1%	—	—%	100%
Net income (loss)	68	3%	(84)	(5)%	(181)%
Non-controlling interests share of net income	(3)	(* )%	(1)	(* )%	200%
Net income (loss) attributable to Acorn Energy, Inc.	$65	3%	$(85)	(5)%	(176)%

*result is less than 1%

Revenue. Revenue in the first quarter of 2024 was $2,132,000 compared to $1,749,000 in the first quarter of 2023, which is an increase of $383,000, or 21.9%. As discussed above, OmniMetrix has two reportable segments, PG and CP. Of the $2,132,000 in revenue recognized in the three-month period ended March 31, 2024, $1,794,000 was generated by PG activities and $338,000 was generated by CP activities. As compared to the three-month period ended March 31, 2023, revenue from PG activities increased $287,000, or 19%, and revenue from CP activities increased $96,000, or 39.7%. As compared to the three-month period ended March 31, 2023, hardware revenue increased $305,000, or 42.1%, while monitoring revenue increased $78,000, or 7.6%.

Hardware revenue during the three-month periods ended March 31, 2024 and 2023 is further detailed in the table below (in thousands):

	Three months ended March 31,
Reconciliation of Hardware Revenue	2024	2023
Amortization of deferred revenue	$535	$585
Hardware sales (new product versions)	376	—
Other accessories, services, shipping and miscellaneous charges	119	140
Total hardware revenue	$1,030	$725

The increase in PG revenue was due to an increase in the sales of TG Pro and TG2 products. The increase in CP revenue was due to an increase in the sale of Hero2 units. We sold 23% more Hero2 units in the three-month period ended March 31, 2024 compared to the number of units sold in the three-month period ended March 31, 2023. In addition, the new version of the hardware was sold in the first quarter of 2024; thus, the revenue was recognized when the units were shipped instead of being deferred and amortized over three years. The increase in monitoring revenue is due to an increase in the number of connections being monitored.

Gross Profit. Gross profit during the three-month period ended March 31, 2024 was $1,591,000, reflecting a gross margin of 75% on revenue, compared with a gross profit during the three-month period ended March 31, 2023 of $1,316,000, also reflecting a gross margin of 75%.

R&D expense. During the three-month periods ended March 31, 2024 and 2023, R&D expense was $238,000 and $214,000, respectively. The increase in R&D expense in the three-month period ended March 31, 2024 of approximately $24,000 is related to salary increases of our engineering team effective October 1, 2023, the continued development of next-generation PG and CP products, and exploration into new possible product lines. We expect a moderate increase in R&D expense in 2024 as we continue to work on certain initiatives to redesign products and expand product lines to increase the level of innovation.

Selling, general and administrative expense. SG&A expense of the consolidated entities in the first three months of 2024 reflected an increase of $78,000, or 6.5%, as compared to the first three months of 2023. OmniMetrix’s SG&A expense increased $7,000, or less than 1%, from $963,000 in the first three months of 2023 to $970,000 in the first three months of 2024. This increase was primarily due to an increase of (i) $36,000 in personnel expenses due to compensation increases and staff additions, (ii) $13,000 in technology expenses, primarily consulting fees, (iii) $3,000 in amortization of sales commissions, offset by decreases of (iv) $10,000 in depreciation expense, (v) $10,000 in travel and trade show expenses, (vi) $9,000 in bad debt expense, (vii) $5,000 in facility expenses and (viii) $11,000 in other expenses. Corporate SG&A expense increased $71,000, or 30.3%, from $234,000 in the first three months of 2023 to $305,000 in the first three months of 2024. This increase was due to an increase of (i) $25,000 in audit fees due to an increase in engagement fees year over year of 14% and also to the timing of when the services were performed (i.e., during the first quarter of 2024 instead of during the fourth quarter of 2023), (ii) $16,000 in tax fees from the preparation of the 2023 tax provision, (iii) $12,000 in stock compensation expense, (iv) $6,000 in legal fees and (v) $12,000 in other public company expenses.

Net income (loss) attributable to Acorn Energy. We recognized net income attributable to Acorn stockholders of $65,000 in the first three months of 2024 compared to a net loss attributable to Acorn stockholders of $85,000 in the first three months of 2023. Our net income during the three-month period ended March 31, 2024 is comprised of pre-tax net income at OmniMetrix of $364,000 less state taxes of $25,000 on OmniMetrix income, corporate expenses of $271,000, and $3,000 representing the non-controlling interest share of our income from OmniMetrix. Our loss in the three-month period ended March 31, 2023 is comprised of net income at OmniMetrix of $151,000, less corporate expense of $235,000, offset by $1,000 representing the non-controlling interest share of our income in OmniMetrix.

Liquidity and Capital Resources

At March 31, 2024, we had a negative working capital of $620,000. Our working capital includes $1,417,000 of cash and deferred revenue of $3,823,000. Such deferred revenue does not require a significant cash outlay for the revenue to be recognized.

During the three-month period ended March 31, 2024, our OmniMetrix subsidiary provided cash flow from operations of $268,000, while our corporate headquarters used $311,000 for operations during the same period.

During the three-month period ended March 31, 2024, we invested $2,000 in technology and received proceeds of $13,000 from financing activities related to the exercise of stock options.

Other Liquidity Matters

Intercompany

OmniMetrix owes Acorn $2,660,000 for amounts loaned, accrued interest and expenses paid by Acorn on OmniMetrix’s behalf as of March 31, 2024 as compared to $2,657,000 as of December 31, 2023. During the three-month period ended March 31, 2024, the intercompany amount due to Acorn from OmniMetrix increased by $3,000. This included repayments of $84,000 offset by interest of $34,000, dividends of $19,000 due to Acorn and $34,000 in shared expenses paid by Acorn. These intercompany balances and amounts are eliminated in consolidation.

Liquidity

As of May 7, 2024, we had cash of $1,455,000. We believe that such cash, plus the cash expected to be generated from operations, will provide sufficient liquidity to finance our activities at their current level of operations for at least the twelve-month period from the issuance of these unaudited condensed consolidated financial statements. We may, at some point, elect to obtain a new line of credit or other source of financing to fund additional investments in the business. If we decide to pursue additional financing in the future, it may be in the form of a bank line, a new loan or investment by others, an equity raise by Acorn which could then facilitate a loan by Acorn to OmniMetrix, or any combination thereof. Whether alternative funds, such as third-party loans or investments, will be available at the time and on terms acceptable to Acorn and OmniMetrix cannot be determined at this time.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of March 31, 2024.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Twelve Month Periods Ending March 31, (in thousands)
	Total	2025	2026-2027	2028-2029	2030 and thereafter
Software agreements	$14	$14	$—	$—	$—
Operating leases*	196	130	66	—	—
Contractual services	608	238	370	—	—
Purchase commitments**	299	299	—	—	—
Total contractual cash obligations	$1,117	$681	$436	$—	$—

*Reflects the gross amount of the operating lease liabilities. Does not include rent amounts to be received under the sublease.

**Reflects open purchase orders for components/parts to be delivered over the next twelve months as sales forecast requires.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, due to the material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2023, our disclosure controls and procedures were not effective as of March 31, 2024.

As noted in our Annual Report on Form 10-K for the year ended December 31, 2023, we employ a decentralized internal control methodology, coupled with management’s oversight, whereby our subsidiary is responsible for mitigating its risks to financial reporting by implementing and maintaining effective control policies and procedures and subsequently translating that respective risk mitigation up and through to the parent level and to the Company’s external consolidated financial statements. Also, as the Company’s subsidiary is not large enough to effectively mitigate certain risks by segregating incompatible duties, management must employ compensating mechanisms throughout the Company in a manner that is feasible given the constraints within which it operates.

The material weaknesses management identified were caused by an insufficient complement of resources at our OmniMetrix subsidiary and limited IT system capabilities, such that individual control policies and procedures could not be implemented, maintained, or remediated when and where necessary. More specifically, there were material weaknesses identified in our internal control over financial reporting related to ineffective design and implementation of information technology general controls (“ITGCs”) in the areas of user access, program change management and vendor management controls.

As a result, a majority of the significant process areas management identified for our OmniMetrix subsidiary had three material weaknesses present. This condition was further exacerbated as the Company could not demonstrate that each of the principles described within COSO’s document “Internal Control - Integrated Framework (2013)” were present and functioning.

Changes in Internal Control Over Financial Reporting

During the three-month period ended March 31, 2024, we have implemented the following (i) a process pursuant to which System and Organization Controls (SOC) reports are obtained from third-party vendors on a recurring schedule and such reports are evaluated for any issues, (ii) provisioning/termination controls with signed and authenticated authorizations, and (iii) change controls for development processes that require authorizations, peer review, quality assurance documentation, ticket matching of changes to work authorizations and overall change controls. It is our belief that these added controls and related actions will effectively remediate the existing material weaknesses. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed prior to the end of fiscal 2024.

Other than the remediation actions above, there were no other changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6.	EXHIBITS.

10.1*	Consulting Agreement, dated January 2, 2024, by and between the Registrant and Jan H. Loeb (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 5, 2024).

10.2*	Amended and Restated Consulting Agreement, dated January 2, 2024, by and between the Registrant and Tracy Clifford Consulting, LLC (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed January 5, 2024).

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-Q for the quarter ended March 31, 2024, filed on May 9, 2024 , formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

#104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: May 9, 2024

	By:	/s/ TRACY S. CLIFFORD
Tracy S. Clifford
Chief Financial Officer

