Form 10-Q
period 2024-06-30
ACORN ENERGY, INC.
filed 2024-08-08
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2024
Common Stock, $0.01 par value per share	2,487,307

ACORN ENERGY, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended June 30, 2024

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

PART I

ITEM 1.	FINANCIAL STATEMENTS

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of June 30, 2024	As of December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$1,463	$1,449
Accounts receivable, net	540	536
Inventory, net	731	962
Deferred cost of goods sold (COGS)	608	809
Other current assets	392	280
Total current assets	3,734	4,036
Property and equipment, net	552	570
Right-of-use assets, net	139	193
Deferred COGS	226	476
Other assets	118	174
Total assets	$4,769	$5,449
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$288	$288
Accrued expenses	123	132
Deferred revenue	3,590	4,034
Current operating lease liabilities	127	123
Other current liabilities	29	30
Total current liabilities	4,157	4,607
Long-term liabilities:
Deferred revenue	990	1,550
Noncurrent operating lease liabilities	33	98
Other long-term liabilities	22	20
Total liabilities	5,202	6,275
Commitments and contingencies (Note 7)
Deficit:
Acorn Energy, Inc. stockholders
Common stock - $0.01 par value per share: 42,000,000 shares authorized, 2,537,485 and 2,534,969 shares issued at June 30, 2024 and December 31, 2023, respectively, and 2,487,307 and 2,484,791 shares outstanding at June 30, 2024 and December 31, 2023, respectively	25	25
Additional paid-in capital	103,372	103,321
Accumulated stockholders’ deficit	(100,812)	(101,148)
Treasury stock, at cost – 50,178 shares at June 30, 2024 and December 31, 2023	(3,036)	(3,036)
Total Acorn Energy, Inc. stockholders’ deficit	(451)	(838)
Non-controlling interest	18	12
Total deficit	(433)	(826)
Total liabilities and deficit	$4,769	$5,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

	Six months ended June 30,		Three months ended June 30,
	2024	2023	2024	2023

Revenue	$4,407	$3,722	$2,275	$1,973
COGS	1,151	916	610	483
Gross profit	3,256	2,806	1,665	1,490
Operating expenses:
Research and development expenses (R&D)	464	402	226	188
Selling, general and administrative (SG&A) expenses	2,456	2,416	1,181	1,219
Total operating expenses	2,920	2,818	1,407	1,407
Operating income (loss)	336	(12)	258	83
Interest income, net	33	27	18	16
Income before income taxes	369	15	276	99
Income tax expense	25	—	—	—
Net income	344	15	276	99
Non-controlling interest share of income	(8)	(4)	(5)	(3)
Net income attributable to Acorn Energy, Inc. stockholders	$336	$11	$271	$96

Basic and diluted net income per share attributable to Acorn Energy, Inc stockholders – basic and diluted
Basic*	$0.14	$0.00	$0.11	$0.04
Diluted*	$0.13	$0.00	$0.11	$0.04
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. stockholders – basic and diluted
Basic*	2,487	2,484	2,487	2,485
Diluted*	2,501	2,486	2,507	2,487

*	As adjusted to reflect the September 2023 1-for-16 reverse stock split.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(UNAUDITED) (IN THOUSANDS)

	Three and Six Months Ended June 30, 2024
	Number of Shares Outstanding*	Common Stock*	Additional Paid-In Capital*	Accumulated Deficit	Number of Treasury Shares*	Treasury Stock	Total Acorn Energy, Inc. Stockholders’ Deficit	Non- controlling interest	Total Deficit
Balances as of December 31, 2023	2,484	$25	$103,321	$(101,148)	50	$(3,036)	$(838)	$12	$(826)
Net income	—	—	—	65	—	—	65	3	68
Proceeds from stock option exercise	3	**	13	—	—	—	13	—	13
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	27	—	—	—	27	—	27
Balances as of March 31, 2024	2,487	$25	$103,361	$(101,083)	50	$(3,036)	$(733)	$14	$(719)
Net income	—	—	—	271	—	—	271	5	276
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	11	—	—	—	11	—	11
Balances as of June 30, 2024	2,487	$25	$103,372	$(100,812)	50	$(3,036)	$(451)	$18	$(433)

	Three and Six Months Ended June 30, 2023
	Number of Shares Outstanding*	Common Stock*	Additional Paid-In Capital*	Accumulated Deficit	Number of Treasury Shares*	Treasury Stock	Total Acorn Energy, Inc. Stockholders’ Deficit	Non- controlling interest	Total Deficit
Balances as of December 31, 2022	2,482	$25	$103,261	$(101,267)	50	$(3,036)	$(1,017)	$6	$(1,011)
Net loss	—	—	—	(85)	—	—	(85)	1	(84)

Proceeds from warrant exercise	2	**	5	—	—	—	5	—	5
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	17	—	—	—	17	—	17
Balances as of March 31, 2023	2,484	$25	$103,283	$(101,352)	50	$(3,036)	$(1,080)	$6	$(1,074)

Net income	—	—	—	96	—	—	96	3	99

Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	13	—	—	—	13	—	13
Balances as of June 30, 2023	2,484	$25	$103,296	$(101,256)	50	$(3,036)	$(971)	$8	$(963)

*	As adjusted to account for the September 2023 1-for-16 reverse stock split
**	less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (IN THOUSANDS)

	Six months ended June 30,
	2024	2023
Cash flows provided by operating activities:
Net income	$344	$15
Depreciation and amortization	58	76
(Decrease) increase in the provision for credit loss	(7)	—
Impairment of inventory	19	8
Non-cash lease expense	64	63
Stock-based compensation	38	30
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	3	(104)
Decrease (increase) in inventory	212	(22)
Decrease in deferred COGS	451	44
Increase in other current assets and other assets	(56)	(119)
(Decrease) increase in deferred revenue	(1,004)	196
Decrease in operating lease liability	(71)	(67)
Decrease in accounts payable, accrued expenses, other current liabilities and non-current liabilities	(10)	35
Net cash provided by operating activities	41	155

Cash flows used in investing activities:
Investments in technology	(36)	(37)
Equipment purchases	(4)	—
Net cash used in investing activities	(40)	(37)

Cash flows provided by financing activities:
Stock option exercise proceeds	13	—
Warrant exercise proceeds	—	5
Net cash provided by financing activities	13	5

Net increase in cash	14	123
Cash at the beginning of the period	1,449	1,450
Cash at the end of the period	$1,463	$1,573

Supplemental cash flow information:
Cash paid during the year for:
Interest	$1	$1
Income Taxes	$2	$—
Non-cash investing and financing activities:
Accrued preferred dividends to former CEO of OmniMetrix	$2	$2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

NOTE 1— BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. (“Acorn”) and its subsidiaries, OmniMetrix, LLC (“OmniMetrix”) and OMX Holdings, Inc. (collectively, with Acorn and OmniMetrix, “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The December 31, 2023 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six- and three-month periods ended June 30, 2024 and 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company’s cash was deposited with a U.S. bank and amounted to $1,463,000 at June 30, 2024. The Company does not believe there is a significant risk of non-performance by its counterparties. For the six- and three-month periods, one customer represented 10% and 12% of the Company’s total invoiced sales, respectively. At June 30, 2024, the Company did not have any customers that represented 10% or greater of our total accounts receivable. Approximately 25% of the accounts receivable at December 31, 2023 was due from one customer which was subsequently collected in full. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base. Although we do not believe there is significant risk of non-performance by these counterparties, any failures or defaults on their part could negatively impact the value of our financial instruments and could have a material adverse effect on our business, operations or financial condition.

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

All inventories are periodically reviewed to identify slow-moving and obsolete inventory. Management conducts an assessment at each reporting period of the Company’s inventory reserve and writes off any inventory items that are deemed obsolete.

Revenue Recognition

The Company’s revenue recognition policy is consistent with applicable revenue recognition guidance and interpretations. The core principle of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASC 606 defines a five-step process to achieve this core principle, which includes: (1) identifying contracts with customers, (2) identifying performance obligations within those contracts, (3) determining the transaction price, (4) allocating the transaction price to the performance obligation in the contract, which may include an estimate of variable consideration, and (5) recognizing revenue when or as each performance obligation is satisfied. The Company assesses whether payment terms are customary or extended in accordance with normal practice relative to the market in which the sale is occurring. The Company’s sales arrangements generally include standard payment terms. These terms effectively relate to all customers, products, and arrangements regardless of customer type, product mix or arrangement size. See Note 10, Revenue, for further discussion.

Revenue from sales of the hardware products that are distinct products are recorded when shipped while the revenue from sales of the hardware products (product versions sold prior to September 1, 2023) that were not separable from the Company’s monitoring services was deferred and amortized over the estimated unit life. Revenue from the prepayment of monitoring fees (generally paid twelve months in advance) is recorded as deferred revenue upon receipt of payment from the customer and then amortized to revenue over the monitoring service period. See Notes 9 and 10 for the disaggregation of the Company’s revenue for the periods presented.

Any sales tax, value added tax, and other tax the Company collects concurrent with revenue producing activities are excluded from revenue.

Income Taxes

The Company is subject to U.S. federal income tax and income taxes imposed in the state and local jurisdictions where it operates its businesses. Deferred income taxes are determined using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will be realized. The income tax expense in the six-month period ended June 30, 2024 represents the estimated state tax of various states on the 2023 income of OmniMetrix.

Basic and Diluted Net Income Per Share

Basic net income per share is computed by dividing the net income attributable to Acorn Energy, Inc. by the weighted average number of shares outstanding during the period, excluding treasury stock. Diluted net income per share is computed by dividing the net income by the weighted average number of shares outstanding plus the dilutive potential of common shares which would result from the exercise of stock options and warrants. The dilutive effects of stock options and warrants are excluded from the computation of diluted net income per share if doing so would be antidilutive.

The combined weighted average number of options (as adjusted to account for the September 2023 1-for-16 reverse stock split) that were excluded from the computation of diluted net income per share, as they had an antidilutive effect, was 26,000 (with a weighted average exercise price of $8.13) and 15,000 (with a weighted average exercise price of $9.17) for the six- and three-month periods ended June 30, 2024, respectively. The combined weighted average number of options excluded from the computation of diluted net income per share was 50,000 (with a weighted average exercise price of $7.20) and 58,000 (with a weighted average exercise price of $6.89) for the six- and three-month periods ended June 30, 2023, respectively.

The following table represents the amounts used in computing earnings per share and the effect on net income and the weighted average number of shares of dilutive potential common stock (as adjusted to account for the September 2023 1-for-16 reverse stock split) and is in thousands, except per share data:

	Six months ended June 30,		Three months ended June 30,
	2024	2023	2024	2023
Net income attributable to common stockholders	$336	$11	$271	$96

Weighted average share outstanding:
-Basic	2,487	2,484	2,487	2,485
Add: Stock options	14	2	20	2
-Diluted	2,501	2,486	2,507	2,487

Basic net income per share	$0.14	$0.00	$0.11	$0.04
Diluted net income per share	$0.13	$0.00	$0.11	$0.04

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

NOTE 3—LIQUIDITY

As of June 30, 2024, the Company had $1,463,000 of consolidated cash.

At June 30, 2024, the Company had a negative working capital of $423,000. Its working capital includes $1,463,000 of cash and deferred revenue of $3,590,000. Such deferred revenue does not require a significant cash outlay for the revenue to be recognized. Total deferred revenue decreased by $1,004,000, from $5,584,000 at December 31, 2023 to $4,580,000 at June 30, 2024, as a result of the sales mix of products sold. Based on the current products being sold, the Company expects continued decreases in the deferred revenue balance in the foreseeable future. The balance of deferred hardware revenue at June 30, 2024 will continue to be amortized over the months remaining in the three-year period since the hardware’s original date of shipment. Net cash increased during the six-month period ended June 30, 2024 by $14,000, with $41,000 provided by operating activities, $40,000 used in investing activities, and $13,000 provided by financing activities.

As of August 6, 2024, the Company had cash of $1,546,000. The Company believes that such cash, plus the cash expected to be generated from operations, will provide sufficient liquidity to finance the corporate activities of Acorn and operating activities of OmniMetrix at their current level of operations for at least the twelve-month period from the issuance of these unaudited condensed consolidated financial statements. The Company may, at some point, elect to obtain financing to fund additional investments in the business. If the Company decides to pursue additional financing in the future, it may be in the form of a bank line, a new loan or investment by others, an equity raise by Acorn which could then facilitate a loan by Acorn to OmniMetrix, or any combination thereof. Whether alternative funds, such as third-party loans or investments, will be available at the time and on terms acceptable to Acorn and OmniMetrix cannot be determined at this time.

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

The Company has historically experienced immaterial write-offs given the nature of the customers that receive credit. As of June 30, 2024, the Company had gross receivables of $545,000 and an allowance for credit losses of $5,000.

The following is a tabular reconciliation of the Company’s allowance for credit losses:

	As of
	June 30, 2024	December 31, 2023
	(in thousands)
Balance at beginning of period	$10	$10
Provision for credit losses adjustment	(7)	2
Net credits (charge-offs)	2	(2)
Balance at end of period	$5	$10

NOTE 5—INVENTORY

	As of
	June 30, 2024	December 31, 2023
	(in thousands)
Raw materials	$683	$904
Finished goods	48	58
	$731	$962

At June 30, 2024 and December 31, 2023, the Company’s inventory reserve was $10,000 and $8,000 respectively.

NOTE 6—LEASES

OmniMetrix leases office space and office equipment under operating lease agreements. The office lease has an expiration date of September 30, 2025. The office equipment lease was entered into in April 2019 and had a sixty-month term. This lease is currently month-to-month until the Company negotiates a new term. Operating lease payments for the six-month periods ended June 30, 2024 and 2023 were $64,000 and $63,000, respectively. Operating lease payments for the three-month periods ended June 30, 2024 and 2023 were $32,000 and $32,000, respectively. The present value of future minimum lease payments on non-cancelable operating leases as of June 30, 2024 using a discount rate of 4.5% is $160,000. The 4.5% discount rate used was the estimated incremental borrowing rate when the lease was entered into, which, as defined in ASC 842: Leases, is the rate of interest that a lessee would have had to pay to borrow, on a collateralized basis, over a similar term and in a similar economic environment, an amount equal to the lease payments.

Supplemental cash flow information related to leases consisted of the following (in thousands):

	For the Six Months Ending June 30,
	2024	2023
Cash paid for operating lease liabilities	$64	$63

Supplemental balance sheet information related to leases consisted of the following:

2024
Weighted average remaining lease terms for operating leases	1.25 years

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms of more than one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of June 30, 2024 (in thousands):

Year ended June 30,
2025	$131
2026	33
Total undiscounted cash flows	164
Less: Imputed interest	(4)
Present value of operating lease liabilities (a)	$160

(a)	Includes current portion of $127,000 for operating leases.

On July 6, 2021, the Company entered into an agreement with King Industrial Realty, Inc., to sublease from the Company 1,900 square feet of office space of the Company’s 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia, for a monthly sublease payment of $2,375 (plus an annual escalator each year of 3%) which includes the base rent plus a pro-rata share of utilities, property taxes and insurance. Fifty percent of any excess rent received above the per square foot amount that the Company pays will be remitted to the Company’s landlord less the allocation of any shared expenses and leasehold improvements specific to the sublease. During each of the six- and three-month periods ended June 30, 2024 and 2023, after the offset of the investment in leasehold improvements and other expenses related to the sublease, the Company paid its landlord $7,000 and $3,000, respectively. The Company has paid a total of $16,000 for its share of the sublease profit since the lease commencement. The sublease commenced on October 1, 2021 and will run through September 30, 2025 which is the end of the Company’s lease term with its landlord. Below are the future payments (in thousands) expected under the sublease net of the estimated annual service cost of $2,220 (gross of the estimated amount expected to be remitted to our landlord):

Year ended June 30,
2025	$29
2026	7
Total undiscounted cash flows	$36

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company has $160,000 in operating lease obligations payable through 2026 and $565,000 in other contractual obligations. The contractual services include $242,000 payable through June 30, 2025, $208,000 payable through June 30, 2026, and $105,000 payable through June 30, 2027. The Company also has $468,000 in open purchase order commitments payable through June 30, 2025.

NOTE 8— STOCKHOLDERS’ DEFICIT

(a) General

At June 30, 2024, Acorn had 2,537,485 shares issued and 2,487,307 shares outstanding of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company.

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

At June 30, 2024, 68,869 options were available for grant under the Amended and Restated 2006 Stock Incentive Plan and no options were available for grant under the 2006 Stock Option Plan for Non-Employee Directors. During the six-month period ended June 30, 2024, 7,900 options were issued of which all were issued in the three-month period ended March 31, 2024. No options were issued in the three-month period ended June 30, 2024. The options were issued as follows: an aggregate of 2,500 to directors (excluding the CEO), 2,200 to the CEO, 2,200 to the CFO and an aggregate of 1,000 to employees. In the six- and three-month periods ended June 30, 2024, there were no grants to non-employees (other than the directors, CEO and CFO).

During the six- and three-month periods ended June 30, 2024, 2,812 options were exercised of which all were exercised in the three-month period ended March 31, 2024. No options were exercised in the three-month period ended June 30, 2024. The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2023	71,893	$6.41	3.8 years	$40,000
Granted	7,900	6.08
Exercised	(2,812)	5.12
Forfeited or expired	—	—
Outstanding at June 30, 2024	76,981	$6.42	3.7 years	$258,000
Exercisable at June 30, 2024	68,038	$6.45	3.4 years	$227,000

The fair value of the options granted of $47,000 during the six-month period ended June 30, 2024 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	3.9%
Expected term of options	4.9 years
Expected annual volatility	194.1%
Expected dividend yield	—%

(c) Stock Option Compensation Expense

Stock option compensation expense included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations was $38,000 and $30,000 for the six-month periods ended June 30, 2024 and 2023, respectively, and $11,000 and $13,000 for the three-month periods ended June 30, 2024 and 2023, respectively.

The total compensation cost related to non-vested awards not yet recognized was $31,000 as of June 30, 2024 which will be recognized over the next thirty-one months.

NOTE 9— SEGMENT REPORTING

As of June 30, 2024, the Company operates in two reportable operating segments, both of which are performed through the Company’s OmniMetrix subsidiary:

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

The following tables represent segmented data for the six- and three-month periods ended June 30, 2024 and 2023 (in thousands):

	PG	CP	Total
Six months ended June 30, 2024:
Revenues from external customers	$3,855	$552	$4,407
Segment gross profit	$2,934	$322	$3,256
Depreciation and amortization	$51	$7	$58
Segment income (loss) before income taxes	$936	$(33)	$903

Six months ended June 30, 2023:
Revenues from external customers	$3,196	$526	$3,722
Segment gross profit	$2,495	$311	$2,806
Depreciation and amortization	$65	$11	$76
Segment income (loss) before income taxes	$530	$(40)	$490

Three months ended June 30, 2024:
Revenues from external customers	$2,061	$214	$2,275
Segment gross profit	$1,536	$129	$1,665
Depreciation and amortization	$27	$3	$30
Segment income (loss) before income taxes	$520	$(15)	$505

Three months ended June 30, 2023:
Revenues from external customers	$1,689	$284	$1,973
Segment gross profit	$1,316	$174	$1,490
Depreciation and amortization	$32	$6	$38
Segment income before income taxes	$331	$8	$339

The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between the segments. Further, the Chief Decision Maker does not review the assets by segment.

Reconciliation of Segment Income to Consolidated Net Income Before Income Taxes

	Six months ended June 30,		Three months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Total net income before income taxes for reportable segments	$903	$490	$505	$339
Unallocated cost of corporate headquarters	(534)	(475)	(229)	(240)
Consolidated net income before income taxes	$369	$15	$276	$99

NOTE 10—REVENUE

The following table disaggregates the Company’s revenue for the six- and three-month periods ended June 30, 2024 and 2023 (in thousands):

	Hardware	Monitoring	Total
Six months ended June 30, 2024:
PG Segment	$1,767	$2,088	$3,855
CP Segment	428	124	552
Total Revenue	$2,195	$2,212	$4,407

	Hardware	Monitoring	Total
Six months ended June 30, 2023:
PG Segment	$1,237	$1,959	$3,196
CP Segment	396	130	526
Total Revenue	$1,633	$2,089	$3,722

	Hardware	Monitoring	Total
Three months ended June 30, 2024:
PG Segment	$1,014	$1,047	$2,061
CP Segment	151	63	214
Total Revenue	$1,165	$1,110	$2,275

	Hardware	Monitoring	Total
Three months ended June 30, 2023:
PG Segment	$688	$1,001	$1,689
CP Segment	220	64	284
Total Revenue	$908	$1,065	$1,973

Deferred revenue activity for the six months ended June 30, 2024 can be seen in the table below (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2023	$2,965	$2,619	$5,584
Additions during the period	—	2,235	2,235
Recognized as revenue	(1,027)	(2,212)	(3,239)
Balance at June 30, 2024	$1,938	$2,642	$4,580

Amounts to be recognized as revenue in the twelve-month-period ending:
June 30, 2025	$1,400	2,190	3,590
June 30, 2026	534	448	982
June 30, 2027 and thereafter	4	4	8
	$1,938	2,642	4,580

The amount of hardware revenue recognized during the six months ended June 30, 2024 that was included in deferred revenue at the beginning of the fiscal year was $1,027,000. The amount of monitoring revenue during the six months ended June 30, 2024 that was included in deferred revenue at the beginning of the fiscal year was $1,633,000.

The following table provides a reconciliation of the Company’s hardware revenue for the six- and three-month periods ended June 30, 2024 and 2023 (in thousands):

	Six months ended June 30,		Three months ended June 30,
Reconciliation of Hardware Revenue	2024	2023	2024	2023
Amortization of deferred revenue	$1,027	$1,192	$492	$607
Sales of custom designed units and related accessories	—	92	—	92
Hardware sales (new product versions)	955	—	579	—
Other accessories, services, shipping and miscellaneous charges	213	349	94	209
Total hardware revenue	$2,195	$1,633	$1,165	$908

Deferred COGS relate only to the sale of equipment. Deferred COGS activity for the six-month period ended June 30, 2024 can be seen in the table below (in thousands):

Balance at December 31, 2023	$1,285
Additions, net of adjustments, during the period	—
Recognized as COGS	(451)
Balance at June 30, 2024	$834

Amounts to be recognized as COGS in the twelve-month-period ending:
June 30, 2025	$608
June 30, 2026	224
June 30, 2027 and thereafter	2
$834

The following table provides a reconciliation of the Company’s COGS expense for the six- and three-month periods ended June 30, 2024 and 2023 (in thousands):

	Six months ended June 30,		Three months ended June 30,
Reconciliation of COGS Expense	2024	2023	2024	2023
Amortization of deferred COGS	$451	$540	$216	$272
COGS of custom designed units and related accessories	—	23	—	23
COGS of hardware sales (new product versions)	430	—	268	—
Data costs for monitoring	123	148	61	73
Other COGS of accessories, services, shipping and miscellaneous charges	147	205	66	115
Total COGS expense	$1,151	$916	$610	$483

The following table provides a reconciliation of the Company’s sales commissions contract assets for the six-month period ended June 30, 2024 (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2023	$268	$96	$364
Additions during the period	—	21	21
Amortization of sales commissions	(91)	(21)	(112)
Balance at June 30, 2024	$177	96	273

The capitalized sales commissions are included in other current assets ($167,000) and other assets ($106,000) in the Company’s unaudited condensed consolidated balance sheet at June 30, 2024. The capitalized sales commissions are included in other current assets ($202,000) and other assets ($162,000) in the Company’s condensed consolidated balance sheet at December 31, 2023.

Amounts to be recognized as sales commission expense in the twelve-month-period ending (in thousands):

June 30, 2025	$167
June 30, 2026	82
June 30, 2027 and thereafter	24
$273

NOTE 11—RELATED PARTY BALANCES AND TRANSACTIONS

Officer and Director Fees

The Company recorded consulting service fees to officers of $269,000 and $261,000 for the six-month periods ended June 30, 2024 and 2023, respectively, and $135,000 and $131,000 for the three-month periods ended June 30, 2024 and 2023, respectively, which are included in selling, general and administrative expenses.

The Company recorded fees to directors of $37,000 and $34,000 for the six-month periods ended June 30, 2024 and 2023, respectively, and $19,000 and $19,000 for the three-month periods ended June 30, 2024 and 2023, respectively, which are included in selling, general and administrative expenses.

ACORN ENERGY, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains “forward-looking statements” relating to the Company which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipate”, “intend”, “could”, “estimate” or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, the ability of the Company to continue its growth strategy and the Company’s competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, or any of the other risks set out under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 occur, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

All dollar amounts in the discussion below are rounded to the nearest thousand, except per share data, and, thus, are approximate.

FINANCIAL RESULTS BY COMPANY

The following table shows, for the periods indicated, the financial results (dollar amounts in thousands) attributable to each of our consolidated companies.

	Six months ended June 30, 2024
	OmniMetrix	Acorn	Total
Revenue	$4,407	$—	$4,407
COGS	1,151	—	1,151
Gross profit	3,256	—	3,256
Gross profit margin	74%		74%
R&D expenses	464	—	464
SG&A expenses	1,922	534	2,456
Operating income (loss)	$870	$(534)	$336

	Six months ended June 30, 2023
	OmniMetrix	Acorn	Total
Revenue	$3,722	$—	$3,722
COGS	916	—	916
Gross profit	2,806	—	2,806
Gross profit margin	75%		75%
R&D expenses	402	—	402
SG&A expenses	1,942	474	2,416
Operating income (loss)	$462	$(474)	$(12)

	Three months ended June 30, 2024
	OmniMetrix	Acorn	Total
Revenue	$2,275	$—	$2,275
COGS	610	—	610
Gross profit	1,665	—	1,665
Gross profit margin	73%		73%
R&D expenses	226	—	226
SG&A expenses	952	229	1,181
Operating income (loss)	$487	$(229)	$258

	Three months ended June 30, 2023
	OmniMetrix	Acorn	Total
Revenue	$1,973	$—	$1,973
COGS	483	—	483
Gross profit	1,490	—	1,490
Gross profit margin	76%		76%
R&D expenses	188	—	188
SG&A expenses	979	240	1,219
Operating income (loss)	$323	$(240)	$83

BACKLOG

As of June 30, 2024, OmniMetrix had a backlog of $4,580,000, primarily comprised of deferred revenue, of which $3,590,000 is expected to be recognized as revenue in the next twelve months. This compares to a backlog of $6,367,000 at June 30, 2023. Now that we are selling hardware units that are capable of operating distinctly from our monitoring and control software, the hardware backlog will no longer continue to grow and will be fully amortized by August 31, 2026, while the monitoring backlog will continue to be deferred and amortized over the period of service.

RECENT DEVELOPMENTS

On June 1, 2024, we entered into a contract with one of the nation’s largest cell phone providers to provide monitoring hardware and services. Under the contract, OmniMetrix will provide monitoring devices and related remote monitoring and control services for between 5,000 to 10,000 cell tower backup generators in the U.S. The monitoring hardware and monitoring services, which will be deployed over a two-year period, are expected to begin generating revenue in the third quarter, and are expected to generate total revenue over the life of the contract of approximately $5 million.

On January 12, 2024, we entered into a new contract with our current primary data provider for Internet of Things (IoT) wireless services for a 36-month contract term with automatic one-year extensions, subject to termination notice. The pricing structure involves account setup, SIM charges, monthly revenue obligations, and various rate plans based on data usage and regions along with other optional services. The monthly expense obligation is $10,000 for the first 6 months and $15,000 thereafter. We are also eligible for volume discounts based on total monthly service revenue. Additionally, the agreement includes an IoT Enhanced Support and Priority Care Services Rate Plan with various support service types and pricing tiers based on the number of devices and terms for SIM migrations, including tiered pricing and conditions for waiver of certain charges during migration. This agreement allows us to migrate our customers to higher tier data plans for nominal additional cost.

OVERVIEW AND TREND INFORMATION

Acorn Energy, Inc. (“Acorn” or “the Company”) is a holding company focused on technology-driven solutions for energy infrastructure asset management. We provide the following services and products through our OmniMetrixTM, LLC (“OmniMetrix”) subsidiary:

●	Power Generation (“PG”). OmniMetrix’s PG services provide wireless remote monitoring and control systems and IoT applications for residential and commercial/industrial power generation equipment. In addition to our TrueGuard line of power generator monitors, this includes our AIRGuard product, which remotely monitors and controls industrial air compressors, and our Smart Annunciator product, which is typically sold to commercial customers that require a visual representation of the generator’s status and has a touchscreen display that indicates the current state of that generator.

●	Cathodic Protection (“CP”). OmniMetrix’s CP services provide remote monitoring and control products for cathodic protection systems on gas pipelines serving the gas utilities market and pipeline operators. The CP product lineup includes solutions to remotely monitor and control rectifiers, test stations and bonds. OmniMetrix also offers the industry’s first RADTM (Remote AC Mitigation Disconnect) that mounts onto existing Solid-state Decouplers in the field and can remotely disconnect/connect these AC mitigation tools, which can drastically reduce a company’s expense while increasing employee safety.

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

Results of Operations

The following table sets forth certain information with respect to the unaudited condensed consolidated results of operations of the Company for the six-month periods ended June 30, 2024 and 2023, including the percentage of total revenues during each period attributable to selected components of the operations statements data and for the period-to-period percentage changes in such components. For segment data, see Notes 9 and 10 to the unaudited condensed consolidated financial statements included in this quarterly report.

	Six months ended June 30,
	2024		2023		Change
	($,000)	% of revenues	($,000)	% of revenues	From 2023 to 2024
Revenue	$4,407	100%	$3,722	100%	18%
COGS	1,151	26%	916	25%	26%
Gross profit	3,256	74%	2,806	75%	16%
R&D expenses	464	11%	402	11%	15%
SG&A expenses	2,456	56%	2,416	65%	2%
Operating income (loss)	336	8%	(12)	(* )%	* %
Interest income, net	33	1%	27	1%	22%
Income before income taxes	369	8%	15	* %	* %
Income tax expense	25	1%	—	—%	—%
Net income	344	8%	15	* %	* %
Non-controlling interest share of net income	(8)	* %	(4)	* %	100%
Net income attributable to Acorn Energy, Inc.	$336	8%	$11	* %	* %

*Result is less than 1% or not meaningful.

The following table sets forth certain information with respect to the unaudited condensed consolidated results of operations of the Company for the three-month periods ended June 30, 2024 and 2023, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. For segment data, see Notes 9 and 10 to the unaudited condensed consolidated financial statements included in this quarterly report.

	Three months ended June 30,
	2024		2023		Change
	($,000)	% of revenues	($,000)	% of revenues	from 2023 to 2024
Revenue	$2,275	100%	$1,973	100%	15%
COGS	610	27%	483	24%	26%
Gross profit	1,665	73%	1,490	76%	12%
R&D expenses	226	10%	188	10%	20%
SG&A expense	1,181	52%	1,219	62%	(3)%
Operating income	258	11%	83	4%	211%
Interest income, net	18	1%	16	1%	13%
Income before income taxes	276	12%	99	5%	179%
Income tax expense	—	—%	—	—%	—%
Net income	276	12%	99	5%	179%
Non-controlling interest share of net income	(5)	* %	(3)	* %	67%
Net income attributable to Acorn Energy, Inc.	$271	12%	$96	5%	182%

*Result is less than 1%.

Revenue for the six and three months ended June 30, 2024 and 2023

Revenue increased by $685,000, or 18.4%, from $3,722,000 in the six-month period ended June 30, 2023 to $4,407,000 in the six-month period ended June 30, 2024. Hardware revenue increased by $562,000 from $1,633,000 in the six-month period ended June 30, 2023 to $2,195,000 in the six-month period ended June 30, 2024. During the six-month period ended June 30, 2023, we recorded $92,000 in revenue from the sale of custom TG Pro units that are designed to large customer specifications and monitored by the customer and thus the revenue was not deferred. We did not have any custom unit orders in the six-month period ended June 30, 2024. See the reconciliation of hardware revenue below. Monitoring revenue increased by $123,000, or 5.9%, from $2,089,000 in the six-month period ended June 30, 2023 to $2,212,000 in the six-month period ended June 30, 2024. The increase in monitoring revenue was due to an increase in the number of connections being monitored.

As discussed above, OmniMetrix has two reportable segments, PG and CP. Of the $4,407,000 in revenue recognized in the six-month period ended June 30, 2024, $3,855,000 was generated by PG activities and $552,000 was generated by CP activities. This represents an increase in revenue from PG activities of $659,000, or 20.6%, from $3,196,000 in the six-month period ended June 30, 2023, and an increase in revenue from CP activities of $26,000, or 4.9%, from $526,000 in the six-month period ended June 30, 2023.

The increase in PG revenue was due to an increase in the revenue recognized from TG Pro and TG2 products. The increase in CP revenue was due to an increase in the revenue recognized from Hero2 units in the first three months of 2024. We sold 23% more Hero2 units in the three-month period ended March 31, 2024 compared to the number of units sold in the three-month period ended March 31, 2023. In addition, the new version of the hardware was sold in 2024; thus, the revenue was recognized when the units were shipped instead of being deferred and amortized over three years. The increase in monitoring revenue is due to an increase in the number of connections being monitored.

Revenue increased by $302,000, or 15.3%, from $1,973,000 in the three-month period ended June 30, 2023 to $2,275,000 in the three-month period ended June 30, 2024. Of the $2,275,000 in revenue recognized in the three-month period ended June 30, 2024, $2,061,000 was generated by PG activities and $214,000 was generated by CP activities. In the three-month period ended June 30, 2024, as compared to the three-month period ended June 30, 2023, revenue from PG activities increased $372,000, or 22.0%, from $1,689,000, and revenue from CP activities decreased $70,000, or 24.6%, from $284,000.

Hardware revenue during the six- and three-month periods ended June 30, 2024 and 2023 is further detailed in the table below (in thousands):

	Six months ended June 30,		Three months ended June 30,
Reconciliation of Hardware Revenue	2024	2023	2024	2023
Amortization of deferred revenue	$1,027	$1,192	$492	$607
Sales of custom designed units and related accessories	—	92	—	92
Hardware sales (new product versions)	955	—	579	—
Other accessories, services, shipping and miscellaneous charges	213	349	94	209
Total hardware revenue	$2,195	$1,633	$1,165	$908

Gross profit for the six- and three-month periods ended June 30, 2024 and 2023

Gross profit for the six-month period ended June 30, 2024 was $3,256,000, reflecting a gross margin of 73.9%, compared with a gross profit of $2,806,000, reflecting a gross margin of 75.4%, for the six-month period ended June 30, 2023.

Gross margin on hardware revenue for the six-month period ended June 30, 2024 was 53.2% compared to 53.0% for the six-month period ended June 30, 2023. Gross margin on monitoring revenue for the six-month period ended June 30, 2024 was 94.4% compared to 92.9% for the six-month period ended June 30, 2023.

Gross profit for the three-month period ended June 30, 2024 was $1,665,000, reflecting a gross margin of 73.2%, compared with a gross profit for the three-month period ended June 30, 2023 of $1,490,000, reflecting a gross margin of 75.5%. Gross margin on hardware revenue for the three-month period ended June 30, 2024 was 52.9% compared to 54.8% for the three-month period ended June 30, 2023. Gross margin on monitoring revenue for the three-month period ended June 30, 2024 was 94.5% compared to 93.2% for the three-month period ended June 30, 2023.

Operating expenses for the six- and three-month periods ended June 30, 2024 and 2023

R&D expense. During the six-month periods ended June 30, 2024 and 2023, R&D expense was $464,000 and $402,000, respectively. During the three-month period ended June 30, 2024, OmniMetrix recorded $226,000 of R&D expense as compared to $188,000 in the three-month period ended June 30, 2023. The increase in R&D expense is primarily related to increased salaries of our engineering staff that were effective October 1, 2023 and the continued investment to redesign and expand our product line to continue to increase our level of innovation ahead of our competitors.

Selling, general and administrative expense. SG&A expense of the consolidated entities in the six-month period ended June 30, 2024 reflected an increase of $40,000, or 1.6%, as compared to the six-month period ended June 30, 2023. OmniMetrix’s SG&A expense decreased $20,000, or 1.1%, from $1,942,000 in the six-month period ended June 30, 2023 to $1,922,000 in the six-month period ended June 30, 2024. This decrease was primarily due to a decrease of (i) $18,000 in depreciation expense, (ii) $17,000 in sales tax and other business tax related expenses, (iii) $10,000 in travel and trade show expenses, and (iv) $9,000 in net decreases in the aggregate across other expense categories offset by increases of $23,000 in technology expenses for software and IT professional fees and $11,000 in personnel expenses due primarily to compensation increases. Corporate SG&A expense increased $60,000, or 12.7%, from $474,000 in the six-month period ended June 30, 2023 to $534,000 in the six-month period ended June 30, 2024. This increase was due to an increase of (i) $13,000 in tax fees primarily from the preparation of the 2023 tax provision, (ii) $12,000 in legal fees due to an increase in our monthly retainer effective January 1, 2024, (iii) $10,000 in audit fees due to an increase in engagement fees year over year of 14% and also to the timing of when the services were performed, (iv) $10,000 in stock compensation expense, (v) $8,000 in officer fees due to a 3% increase effective January 1, 2024 and (vi) $7,000 in other public company expenses.

SG&A expense of the consolidated entities in the three-month period ended June 30, 2024 reflected a decrease of $38,000, or 3.1%, as compared to the three-month period ended June 30, 2023. OmniMetrix’s SG&A expense decreased $27,000, or 2.8%, from $979,000 in the three-month period ended June 30, 2023 to $952,000 in the three-month period ended June 30, 2024. This decrease was primarily due to a decrease of (i) $25,000 in personnel expenses due to two sales roles that were unfilled in the second quarter of 2024 offset by annual salary increases that were effective October 1, 2023, (ii) $9,000 in depreciation expense, (iii) $6,000 in sales tax and other business tax related expenses and (iv) $5,000 in net decreases, in the aggregate, across other expense categories. These decreases were offset by increases of $10,000 in technology expenses for software and IT professional fees and $8,000 in facility expenses. Corporate SG&A expense decreased $11,000, or 4.6%, from $240,000 in the three-month period ended June 30, 2023 to $229,000 in the three-month period ended June 30, 2024. This decrease was due to $18,000 in audit and tax fees related to additional services rendered in the second quarter of 2023 that were not applicable in the second quarter of 2024 and a net decrease of $3,000 in other public company expenses offset by increases in legal fees of $6,000 and officer fees of $4,000 both resulting from an increase in monthly retainer fees effective January 1, 2024.

Net income (loss) attributable to Acorn Energy. We recognized net income attributable to Acorn stockholders of $336,000 in the six-month period ended June 30, 2024, compared to net income attributable to Acorn stockholders of $11,000 in the six-month period ended June 30, 2023. Our net income during the six-month period ended June 30, 2024 is comprised of net income at OmniMetrix of $878,000 offset by corporate expenses of $534,000 and the non-controlling interest share of our income from OmniMetrix of $8,000. Our net income during the six-month period ended June 30, 2023 is comprised of net income at OmniMetrix of $490,000 offset by corporate expenses of $475,000, including net interest expense of $1,000 and the non-controlling interest share of our income from OmniMetrix of $4,000.

For the three-month period ended June 30, 2024, we recognized net income attributable to Acorn stockholders of $271,000, compared to a net income attributable to Acorn stockholders of $96,000 for the three- month period ended June 30, 2023. Our net income during the three-month period ended June 30, 2024 is comprised of net income at OmniMetrix of $539,000 offset by corporate expenses of $263,000 and the non-controlling interest share of our income from OmniMetrix of $5,000. Our net income during the three-month period ended June 30, 2023 is comprised of net income at OmniMetrix of $339,000 offset by corporate expenses of $240,000 and the non-controlling interest share of income from OmniMetrix of $3,000.

Liquidity and Capital Resources

At June 30, 2024, we had a negative working capital of $423,000 which includes $1,463,000 of cash and deferred revenue of $3,590,000. Such deferred revenue does not require a significant cash outlay for the revenue to be recognized.

During the six-month period ended June 30, 2024, our OmniMetrix subsidiary provided cash flow from operations of $693,000, while our corporate headquarters used $652,000 for operations during the same period.

During the six-month period ended June 30, 2024, we invested $40,000 in technology and equipment and received proceeds of $13,000 from financing activities related to the exercise of stock options.

Other Liquidity Matters

Intercompany

OmniMetrix owes Acorn $2,362,000 for amounts loaned, accrued interest and expenses paid by Acorn on OmniMetrix’s behalf as of June 30, 2024 as compared to $2,657,000 as of December 31, 2023. During the six-month period ended June 30, 2024, the intercompany amount due to Acorn from OmniMetrix decreased by $295,000. This included repayments of $484,000 offset by interest of $68,000, dividends of $38,000 due to Acorn and $83,000 in shared expenses paid by Acorn. These intercompany balances and amounts are eliminated in consolidation.

Liquidity

As of August 6, 2024, we had cash of $1,546,000. We believe that such cash, plus the cash expected to be generated from operations, will provide sufficient liquidity to finance our activities at their current level of operations for at least the twelve-month period from the issuance of the unaudited condensed consolidated financial statements contained in this quarterly report. We may, at some point, elect to obtain financing to fund additional investments in the business. If we decide to pursue additional financing in the future, it may be in the form of a bank line, a new loan or investment by others, an equity raise by Acorn which could then facilitate a loan by Acorn to OmniMetrix, or any combination thereof. Whether alternative funds, such as third-party loans or investments, will be available at the time and on terms acceptable to Acorn and OmniMetrix cannot be determined at this time.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of June 30, 2024.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Twelve Month Periods Ending June 30, (in thousands)
	Total	2025	2026-2027	2028-2029	2030 and thereafter
Software agreements	$10	$10	$—	$—	$—
Operating leases*	164	131	33	—	—
Contractual services	555	242	313	—	—
Purchase commitments**	468	468	—	—	—
Total contractual cash obligations	$1,197	$851	$346	$—	$—

*Reflects the gross amount of the operating lease liabilities. Does not include rent amounts to be received under the sublease.

**Reflects open purchase orders for components/parts to be delivered over the next twelve months as sales forecast requires.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, due to the material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2023, our disclosure controls and procedures were not effective as of June 30, 2024.

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

As a result, a majority of the significant process areas management identified for our OmniMetrix subsidiary had three material weaknesses present. This condition was further exacerbated as the Company could not demonstrate that each of the principles described within COSO’s (the Committee of Sponsoring Organization’s) document “Internal Control - Integrated Framework (2013)” were present and functioning.

Changes in Internal Control Over Financial Reporting

During the six-month period ended June 30, 2024, we have implemented the following (i) a process pursuant to which System and Organization Controls (SOC) reports are obtained from third-party vendors on a recurring schedule and such reports are evaluated for any issues, (ii) provisioning/termination controls with signed and authenticated authorizations, and (iii) change controls for development processes that require authorizations, peer review, quality assurance documentation, ticket matching of changes to work authorizations and overall change controls. It is our belief that these added controls and related actions will effectively remediate the existing material weaknesses. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed by the end of fiscal 2024.

Other than the remediation actions above, there were no other changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6.	EXHIBITS.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-Q for the quarter ended June 30, 2024, filed on August 8, 2024 , formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

#104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: August 8, 2024

	By:	/s/ TRACY S. CLIFFORD
Tracy S. Clifford
Chief Financial Officer

