Form 10-Q
period 2024-09-30
ACORN ENERGY, INC.
filed 2024-11-07
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2024
Common Stock, $0.01 par value per share	2,488,318

ACORN ENERGY, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2024

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

PART I

ITEM 1.	FINANCIAL STATEMENTS

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of September 30, 2024	As of December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$2,153	$1,449
Accounts receivable, net	894	536
Inventory, net	659	962
Deferred cost of goods sold (COGS)	507	809
Other current assets	318	280
Total current assets	4,531	4,036
Property and equipment, net	527	570
Right-of-use assets, net	112	193
Deferred COGS	134	476
Other assets	99	174
Total assets	$5,403	$5,449
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$313	$288
Accrued expenses	202	132
Deferred revenue	3,572	4,034
Current operating lease liabilities	129	123
Other current liabilities	38	30
Total current liabilities	4,254	4,607
Long-term liabilities:
Deferred revenue	812	1,550
Noncurrent operating lease liabilities	—	98
Other long-term liabilities	23	20
Total liabilities	5,089	6,275
Commitments and contingencies (Note 7)
Equity (deficit):
Acorn Energy, Inc. stockholders
Common stock - $0.01 par value per share: 42,000,000 shares authorized, 2,537,485 and 2,534,969 shares issued at September 30, 2024 and December 31, 2023, respectively, and 2,487,307 and 2,484,791 shares outstanding at September 30, 2024 and December 31, 2023, respectively	25	25
Additional paid-in capital	103,386	103,321
Accumulated stockholders’ deficit	(100,087)	(101,148)
Treasury stock, at cost – 50,178 shares at September 30, 2024 and December 31, 2023	(3,036)	(3,036)
Total Acorn Energy, Inc. stockholders’ equity (deficit)	288	(838)
Non-controlling interest	26	12
Total equity (deficit)	314	(826)
Total liabilities and equity (deficit)	$5,403	$5,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

	Nine months ended September 30,		Three months ended September 30,
	2024	2023	2024	2023
Revenue	$7,457	$5,809	$3,050	$2,087
COGS	2,014	1,453	863	537
Gross profit	5,443	4,356	2,187	1,550
Operating expenses:
Research and development expense (R&D)	698	614	234	212
Selling, general and administrative (SG&A) expense	3,653	3,746	1,197	1,330
Total operating expenses	4,351	4,360	1,431	1,542
Operating income (loss)	1,092	(4)	756	8
Interest income, net	53	46	20	19
Income before income taxes	1,145	42	776	27
Income tax expense	67	—	42	—
Net income	1,078	42	734	27
Non-controlling interest share of income	(17)	(7)	(9)	(3)
Net income attributable to Acorn Energy, Inc. stockholders	$1,061	$35	$725	$24

Basic and diluted net income per share attributable to Acorn Energy, Inc stockholders – basic and diluted
Basic	$0.43	$0.01	$0.29	$0.01
Diluted	$0.42	$0.01	$0.29	$0.01
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. stockholders – basic and diluted
Basic	2,487	2,484	2,487	2,485
Diluted	2,504	2,506	2,511	2,532

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(UNAUDITED) (IN THOUSANDS)

	Three and Nine Months Ended September 30, 2024
	Number of Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Stockholders’ Equity (Deficit)	Non- controlling interests	Total Equity (Deficit)
Balances as of December 31, 2023	2,484	$25	$103,321	$(101,148)	50	$(3,036)	$(838)	$12	$(826)
Net Income	—	—	—	65	—	—	65	3	68
Proceeds from stock option exercise	3	*	13	—	—	—	13	—	13
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	27	—	—	—	27	—	27
Balances as of March 31, 2024	2,487	$25	$103,361	$(101,083)	50	$(3,036)	$(733)	$14	$(719)
Net income	—	—	—	271	—	—	271	5	276
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	11	—	—	—	11	—	11
Balances as of June 30, 2024	2,487	$25	$103,372	$(100,812)	50	$(3,036)	$(451)	$18	$(433)
Net income	—	—	—	725	—	—	725	9	734
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	14	—	—	—	14	—	14
Balances as of September 30, 2024	2,487	$25	$103,386	$(100,087)	50	$(3,036)	$288	$26	$314

	Three and Nine Months Ended September 30, 2023
	Number of Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Stockholders’ Deficit	Non- controlling interests	Total Deficit
Balances as of December 31, 2022	2,483	$25	$103,261	$(101,267)	50	$(3,036)	$(1,017)	$6	$(1,011)
Net loss	—	—	—	(85)	—	—	(85)	1	(84)
Proceeds from warrant exercise	2	*	5	—	—	—	5	—	5
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	17	—	—	—	17	—	17
Balances as of March 31, 2023	2,485	$25	$103,283	$(101,352)	50	$(3,036)	$(1,080)	$6	$(1,074)
Net income	—	—	—	96	—	—	96	3	99
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	13	—	—	—	13	—	13
Balances as of June 30, 2023	2,485	$25	$103,296	$(101,256)	50	$(3,036)	$(971)	$8	$(963)
Net income	—	—	—	24	—	—	24	3	27
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	16	—	—	—	16	—	16
Balances as of September 30, 2023	2,485	$25	$103,312	$(101,232)	50	$(3,036)	$(931)	$10	$(921)

*	Less than $1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (IN THOUSANDS)

	Nine months ended September 30,
	2024	2023
Cash flows provided by operating activities:
Net income	$1,078	$42
Depreciation and amortization	91	115
(Decrease) increase in the provision for credit loss	(7)	3
Impairment of inventory	21	9
Non-cash lease expense	97	96
Stock-based compensation	52	46
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(351)	11
Decrease (increase) in inventory	282	(129)
Decrease in deferred COGS	644	162
Decrease (increase) in other current assets and other assets	37	(49)
(Decrease) increase in deferred revenue	(1,200)	40
Decrease in operating lease liability	(108)	(104)
Increase in accounts payable, accrued expenses, other current liabilities and non-current liabilities	103	124
Net cash provided by operating activities	739	366

Cash flows used in investing activities:
Investments in technology	(44)	(70)
Equipment purchases	(4)	(2)
Net cash used in investing activities	(48)	(72)

Cash flows provided by financing activities:
Stock option exercise proceeds	13	—
Warrant exercise proceeds	—	5
Net cash provided by financing activities	13	5

Net increase in cash	704	299
Cash at the beginning of the period	1,449	1,450
Cash at the end of the period	$2,153	$1,749

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1	$2
Income Taxes	$2	$—
Non-cash investing and financing activities:
Accrued preferred dividends to former CEO of OmniMetrix	$3	$3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

NOTE 1— BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. (“Acorn”) and its subsidiaries, OmniMetrix, LLC (“OmniMetrix”) and OMX Holdings, Inc. (collectively, with Acorn and OmniMetrix, “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The December 31, 2023 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine- and three-month periods ended September 30, 2024 and 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Reverse Stock Split

On September 5, 2023, the Board of Directors of Acorn approved a Certificate of Amendment to Acorn’s Restated Certificate of Incorporation (the “Certificate of Amendment”) that provided for a 1-for-16 reverse stock split of Acorn’s Common Stock (the “Reverse Stock Split”). Acorn filed the Certificate of Amendment with the Secretary of State of the State of Delaware on September 6, 2023, and the Reverse Stock Split became effective at 5:00 p.m. EDT on September 7, 2023. At the effective time of the Reverse Stock Split, every sixteen issued and outstanding shares of Acorn’s Common Stock were automatically combined into one issued and outstanding share of Common Stock, without any change in the par value per share. Stockholders who would have otherwise been entitled to fractional shares of Common Stock, as a result of the Reverse Stock Split, received a cash payment in lieu of receiving fractional shares. The value of the fractional shares repurchased was $347 and equated to fifty-eight shares. All share and per share amounts of common stock, options and warrants contained in this Quarterly Report on Form 10-Q and the accompanying unaudited condensed consolidated financial statements and related footnotes have been restated for all periods to give retroactive effect to the Reverse Stock Split and the related fractional share repurchase for all prior periods presented. Accordingly, the unaudited Condensed Consolidated Statements of Equity (Deficit) reflects the impact of the Reverse Stock Split by reclassifying from “Common Stock” to “Additional paid in capital” an amount equal to the aggregate par value of the number of shares by which the total number of shares outstanding decreased as a result of the Reverse Stock Split.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company’s cash was deposited with a U.S. bank and amounted to $2,153,000 at September 30, 2024. The Company does not believe there is a significant risk of non-performance by its counterparties. For the nine- and three-month period ended September 30, 2024, there was one customer that represented 12% and 26%, respectively, of the Company’s total invoiced sales. At September 30, 2024, the Company had one customer that represented 37% of its total accounts receivable due by December 29, 2024 based on the customer’s payment terms. The customer with this concentration of both invoiced sales and accounts receivable is the customer under the material contract that was executed in June 2024. See Note 10 for further discussion. Approximately 25% of the accounts receivable at December 31, 2023 was due from one customer which was subsequently collected in full. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base. Although we do not believe there is significant risk of non-performance by these counterparties, any failures or defaults on their part could negatively impact the value of our financial instruments and could have a material adverse effect on our business, operations or financial condition.

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

All inventories are periodically reviewed to identify slow-moving and obsolete inventory. Management conducts an assessment at the end of each reporting period of the Company’s inventory reserve and writes off any inventory items that are deemed obsolete.

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

Income Taxes

The Company is subject to U.S. federal income tax and income taxes imposed in the state and local jurisdictions where it operates its businesses. Deferred income taxes are determined using the balance sheet approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. The assessment of the realization of deferred tax assets is subject to significant judgement and the Company evaluates its deferred tax assets for realizability at each reporting period. The Company’s deferred tax assets consist primarily of net operating loss carryforwards which may be able to be utilized against taxable income, however the changes in ownership may limit the ability to fully utilize loss carryforwards under Internal Revenue Code Section 382. The Company intends to perform a study to determine what portion of its deferred tax assets may be subject to annual limitation due to the tax law limitations and complete this analysis in the fourth quarter of 2024. The income tax expense in the nine- and three- month periods ended September 30, 2024 represents the tax by various states on the 2023 income of OmniMetrix.

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits, and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s tax years subject to examination based on the statute of limitations is generally three years; however, the tax authorities may examine records and other evidence from the year the net operating loss was generated when the Company utilizes net operating loss carryforwards in future periods.

Basic and Diluted Net Income Per Share

Basic net income per share is computed by dividing the net income attributable to Acorn Energy, Inc. by the weighted average number of shares outstanding during the period, excluding treasury stock. Diluted net income per share is computed by dividing the net income by the weighted average number of shares outstanding plus the dilutive potential of common shares which would result from the exercise of stock options. The dilutive effects of stock options are excluded from the computation of diluted net income per share if doing so would be antidilutive.

For the nine-month period ending September 30, 2024, the weighted average number of options that were excluded from the computation of diluted net income, as they had an antidilutive effect, was 17,000 (which have a weighted average exercise price of $9.09). For the three-month period ending September 30, 2024, the weighted average number of options that were excluded from the computation of diluted net income, as they had an antidilutive effect, was 15,000 (which have a weighted average exercise price of $9.17). For the nine-month period ending September 30, 2023, the weighted average number of options that were excluded from the computation of diluted net income, as they had an antidilutive effect, was 6,000 (which have a weighted average exercise price of $8.49). For the three-month period ending September 30, 2023, there were no options that were excluded from the computation of diluted net income due to having an antidilutive effect.

The following table represents the amounts used in computing earnings per share and the effect on net income and the weighted average number of potential dilutive shares of common stock (as adjusted to account for the September 2023 1-for-16 reverse stock split) and is in thousands, except per share data:

	Nine months ended September 30,		Three months ended September 30,
	2024	2023	2024	2023
Net income attributable to common stockholders	$1,061	$35	$725	$24

Weighted average shares outstanding:
Basic	2,487	2,484	2,487	2,485
Add: Stock options	17	22	24	47
Diluted	2,504	2,506	2,511	2,532

Basic net income per share	$0.43	$0.01	$0.29	$0.01
Diluted net income per share	$0.42	$0.01	$0.29	$0.01

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional disclosures of income tax components that affect the rate reconciliation and income taxes paid, broken out by the applicable taxing jurisdictions. The Company expects to adopt this ASU for the annual period beginning on January 1, 2025, and does not expect a material impact on the consolidated financial statements.

NOTE 3—LIQUIDITY

As of September 30, 2024, the Company had $2,153,000 of consolidated cash.

At September 30, 2024, the Company had working capital of $277,000. Its working capital includes $2,153,000 of cash and deferred revenue of $3,572,000. Such deferred revenue does not require a significant cash outlay for the revenue to be recognized. Total deferred revenue decreased by $1,200,000, from $5,584,000 at December 31, 2023 to $4,384,000 at September 30, 2024, as a result of the sales mix of products sold. Based on the current products being sold, the Company expects continued decreases in the deferred revenue balance in the foreseeable future. The balance of deferred hardware revenue at September 30, 2024 will continue to be amortized over the months remaining in the three-year period since the hardware’s original date of shipment. Net cash increased during the nine-month period ended September 30, 2024 by $704,000, with $739,000 provided by operating activities, $48,000 used in investing activities, and $13,000 provided by financing activities.

As of November 5, 2024, the Company had cash of $2,087,000. The Company believes that such cash, plus the cash expected to be generated from operations, will provide sufficient liquidity to finance the corporate activities of Acorn and operating activities of OmniMetrix at their current level of operations for at least the twelve-month period from the issuance of these unaudited condensed consolidated financial statements. The Company may, at some point, elect to obtain financing to fund additional investments in the business. If the Company decides to pursue additional financing in the future, it may be in the form of a bank line, a new loan or investment by others, an equity raise by Acorn which could then facilitate a loan by Acorn to OmniMetrix, or any combination thereof. Whether alternative funds, such as third-party loans or investments, will be available at the time and on terms acceptable to Acorn and OmniMetrix cannot be determined at this time.

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

The Company has historically experienced immaterial write-offs given the nature of the customers that receive credit. As of September 30, 2024, the Company had gross receivables of $900,000 and an allowance for credit losses of $6,000.

The following is a tabular reconciliation of the Company’s allowance for credit losses:

	As of
	September 30, 2024	December 31, 2023
	(in thousands)
Balance at beginning of period	$10	$10
Provision for credit losses adjustment	(7)	2
Net credits (charge-offs)	3	(2)
Balance at end of period	$6	$10

NOTE 5—INVENTORY

	As of
	September 30, 2024	December 31, 2023
	(in thousands)
Raw materials	$586	$904
Finished goods	73	58
	$659	$962

At September 30, 2024 and December 31, 2023, the Company’s inventory reserve was $11,000 and $8,000, respectively.

NOTE 6—LEASES

OmniMetrix leases office space and office equipment under operating lease agreements. The office lease has an expiration date of September 30, 2025. The office equipment lease was entered into in April 2019 and had a sixty-month term. This lease is currently month-to-month until the Company negotiates a new term. Operating lease payments for the nine months ended September 30, 2024 and 2023 were $97,000 and $96,000, respectively. Operating lease payments for the three months ended September 30, 2024 and 2023 were $33,000 and $33,000, respectively. The present value of future minimum lease payments on non-cancellable operating leases as of September 30, 2024 using a discount rate of 4.5% is $129,000. The 4.5% discount rate used was the estimated incremental borrowing rate when the lease was entered into, which, as defined in ASC 842: Leases, is the rate of interest that a lessee would have to pay to borrow, on a collateralized basis, over a similar term and in a similar economic environment, an amount equal to the lease payments.

Supplemental cash flow information related to leases consisted of the following (in thousands):

	For the Nine Months Ending September 30,
	2024	2023
Cash paid for operating lease liabilities	$97	$96

Supplemental balance sheet information related to leases consisted of the following:

As of September 30, 2024
Weighted average remaining lease terms for operating leases	1 year

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms of more than one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of September 30, 2024 (in thousands):

Year ended September 30,
2025	$132
Total undiscounted cash flows	132
Less: Imputed interest	(3)
Present value of operating lease liabilities (a)	$129

(a)	The total amount represents the current portion of $129,000 for operating leases.

On July 6, 2021, the Company entered into an agreement with King Industrial Realty, Inc., to sublease from the Company 1,900 square feet of office space of the Company’s 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia, for a monthly sublease payment of $2,375 (plus an annual escalator each year of 3%) which includes the base rent plus a pro-rata share of utilities, property taxes and insurance. Fifty percent of any excess rent received above the per square foot amount that the Company pays will be remitted to the Company’s landlord less the allocation of any shared expenses and leasehold improvements specific to the sublease. During each of the nine- and three-month periods ended September 30, 2024 and 2023, after the offset of the investment in leasehold improvements and other expenses related to the sublease, the Company paid its landlord $7,000 and $0, respectively. The Company has paid a total of $16,000 for its share of the sublease profit since the lease commencement. In addition to the $16,000 paid since inception, $2,000 in sublease profit due has been accrued at September 30, 2024. The sublease commenced on October 1, 2021 and will run through September 30, 2025 which is the end of the Company’s lease term with its landlord. Below are the future payments (in thousands) expected under the sublease net of the estimated annual service cost of $2,000:

Total undiscounted cash flows - sublease:	Year ended September 30,
2025	$29

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company has $129,000 in operating lease obligations payable through 2025 and $496,000 in other contractual obligations. The contractual services include $240,000 payable through September 30, 2025, $196,000 payable through September 30, 2026, and $60,000 payable through September 30, 2027. The Company also has $757,000 in open purchase order commitments payable through September 30, 2025 of which $581,000 is to one electronics vendor.

NOTE 8—STOCKHOLDERS’ EQUITY (DEFICIT)

(a) General

At September 30, 2024, Acorn had 2,537,485 shares issued and 2,487,307 shares outstanding of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company.

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

At September 30, 2024, 69,973 options were available for grant under the Amended and Restated 2006 Stock Incentive Plan and no options were available for grant under the 2006 Stock Option Plan for Non-Employee Directors. During the nine-month period ended September 30, 2024, 7,900 options were issued of which all were issued in the three-month period ended March 31, 2024. No options were issued in the three-month period ended September 30, 2024. The options were issued as follows: an aggregate of 2,500 to directors (excluding the CEO), 2,200 to the CEO, 2,200 to the CFO and an aggregate of 1,000 to employees. In the nine- and three-month periods ended September 30, 2024, there were no grants to non-employees (other than the directors, CEO and CFO).

During the nine- and three-month periods ended September 30, 2024, 2,812 options were exercised, all of which were exercised in the three-month period ended March 31, 2024. No options were exercised in the three-month period ended September 30, 2024. The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2023	71,893	$6.41	3.8 years	$40,000
Granted	7,900	6.08
Exercised	(2,812)	5.12
Forfeited or expired	(1,104)	5.67
Outstanding at September 30, 2024	75,877	$6.43	3.5 years	$251,000
Exercisable at September 30, 2024	69,341	$6.47	3.3 years	$227,000

The fair value of the options granted of $47,000 during the nine-month period ended September 30, 2024 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	3.9%
Expected term of options	4.9 years
Expected annual volatility	194.1%
Expected dividend yield	—%

(c) Stock-based Compensation Expense

Stock-based compensation expense included in selling, general, and administrative expense in the Company’s unaudited condensed consolidated statements of operations was $52,000 and $46,000 for the nine-month periods ended September 30, 2024 and 2023, respectively, and $14,000 and $16,000 for the three-month periods ended September 30, 2024 and 2023, respectively.

The total compensation cost related to non-vested awards not yet recognized was $17,000 and $17,000 as of September 30, 2024 and 2023, respectively.

NOTE 9— SEGMENT REPORTING

As of September 30, 2024, the Company operates in two reportable operating segments, both of which are performed through the Company’s OmniMetrix subsidiary:

●	Power Generation (“PG”). OmniMetrix’s PG services provide wireless remote monitoring and control systems and IoT applications for residential and commercial/industrial power generation equipment. This includes OmniMetrix’s TrueGuard power generator monitors and AIRGuard product, which remotely monitors and controls industrial air compressors, and its Smart Annunciator product, which is typically sold to commercial customers that require a visual representation of the generator’s status and has a touchscreen display that indicates the current state of that generator.

●	Cathodic Protection (“CP”). OmniMetrix’s CP services provide remote monitoring and control products for cathodic protection systems on gas pipelines serving the gas utilities market and pipeline operators. The CP product lineup includes solutions to remotely monitor and control rectifiers, test stations and bonds. OmniMetrix also offers the industry’s first RADTM (Remote AC Mitigation Disconnect) that mounts onto existing Solid-state Decouplers in the field and can remotely disconnect/connect these AC mitigation tools, which can drastically reduce a company’s expense while increasing employee safety.

The Company’s reportable segments are strategic business units, offering different products and services, and are managed separately as each business requires different technology and marketing strategies.

The following tables represent segmented data for the nine-month and three-month periods ended September 30, 2024 and 2023 (in thousands):

	PG	CP	Total
Nine months ended September 30, 2024:
Revenues from external customers	$6,681	$776	$7,457
Segment gross profit	$4,988	$455	$5,443
Depreciation and amortization	$81	$10	$91
Segment income before income taxes	$1,902	$13	$1,915

Nine months ended September 30, 2023:
Revenues from external customers	$4,994	$815	$5,809
Segment gross profit	$3,876	$480	$4,356
Depreciation and amortization	$99	$16	$115
Segment income (loss) before income taxes	$891	$(35)	$856

Three months ended September 30, 2024:
Revenues from external customers	$2,826	$224	$3,050
Segment gross profit	$2,054	$133	$2,187
Depreciation and amortization	$30	$3	$33
Segment income before income taxes	$966	$46	$1,012

Three months ended September 30, 2023:
Revenues from external customers	$1,798	$289	$2,087
Segment gross profit	$1,381	$169	$1,550
Depreciation and amortization	$36	$5	$41
Segment income before income taxes	$361	$5	$366

The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between the segments. Further, the Chief Decision Maker does not review the assets by segment.

Reconciliation of Segment Income to Consolidated Net Income Before Income Taxes

	Nine months ended September 30,		Three months ended September 30,
	2024	2023	2024	2023
Total net income before income taxes for reportable segments	$1,915	$856	$1,012	$366

Unallocated cost of corporate headquarters	(770)	(814)	(236)	(339)
Consolidated net income (before income taxes	$1,145	$42	$776	$27

NOTE 10—REVENUE

The following table disaggregates the Company’s revenue for the nine-month and three-month periods ended September 30, 2024 and 2023 (in thousands):

	Hardware	Monitoring	Total
Nine months ended September 30, 2024:
PG Segment	$3,517	$3,164	$6,681
CP Segment	590	186	776
Total Revenue	$4,107	$3,350	$7,457

	Hardware	Monitoring	Total
Nine months ended September 30, 2023:
PG Segment	$2,017	$2,977	$4,994
CP Segment	620	195	815
Total Revenue	$2,637	$3,172	$5,809

	Hardware	Monitoring	Total
Three months ended September 30, 2024:
PG Segment	$1,750	$1,076	$2,826
CP Segment	162	62	224
Total Revenue	$1,912	$1,138	$3,050

	Hardware	Monitoring	Total
Three months ended September 30, 2023:
PG Segment	$780	$1,018	$1,798
CP Segment	224	65	289
Total Revenue	$1,004	$1,083	$2,087

See Concentrations of Credit Risk in Note 2 for additional discussion.

Deferred revenue activity for the nine months ended September 30, 2024 can be seen in the table below (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2023	$2,965	$2,619	$5,584
Additions during the period	—	3,613	3,613
Recognized as revenue	(1,463)	(3,350)	(4,813)
Balance at September 30, 2024	$1,502	$2,882	$4,384

Amounts to be recognized as revenue in the twelve-month period ending:
September 30, 2025	$1,178	$2,394	$3,572
September 30, 2026	324	485	809
September 30, 2027 and thereafter	—	3	3
	$1,502	$2,882	$4,384

The amount of hardware revenue recognized during the nine months ended September 30, 2024 that was included in deferred revenue at the beginning of the fiscal year was $1,463,000. The amount of monitoring revenue during the nine months ended September 30, 2024 that was included in deferred revenue at the beginning of the fiscal year was $2,081,000.

The following table provides a reconciliation of the Company’s hardware revenue for the nine- and three-month periods ended September 30, 2024 and 2023 (in thousands):

	Nine months ended September 30,		Three months ended September 30,
Reconciliation of Hardware Revenue	2024	2023	2024	2023
Amortization of deferred revenue	$1,463	$1,821	$436	$629
Sales of custom designed units and related accessories	—	135	—	43
Hardware sales (new product versions)	2,297	150	1,342	150
Other accessories, services, shipping and miscellaneous charges	347	531	134	182
Total hardware revenue	$4,107	$2,637	$1,912	$1,004

Deferred COGS relate only to the sale of equipment. Deferred COGS activity for the nine-month period ended September 30, 2024 can be seen in the table below (in thousands):

Balance at December 31, 2023	$1,285
Additions, net of adjustments, during the period	—
Recognized as COGS	(644)
Balance at September 30, 2024	$641

Amounts to be recognized as COGS in the twelve-month-period ending:
September 30, 2025	$507
September 30, 2026	134
September 30, 2027 and thereafter	—
$641

The following table provides a reconciliation of the Company’s COGS expense for the nine- and three-month periods ended September 30, 2024 and 2023 (in thousands):

	Nine months ended September 30,		Three months ended September 30,
Reconciliation of COGS Expense	2024	2023	2024	2023
Amortization of deferred COGS	$644	$817	$193	$277
COGS of custom designed units and related accessories	—	34	—	11
COGS of hardware sales (new product versions)	960	66	530	66
Data costs for monitoring	186	224	63	76
Other COGS of accessories, services, shipping and miscellaneous charges	224	312	77	107
Total COGS expense	$2,014	$1,453	$863	$537

The following table provides a reconciliation of the Company’s sales commissions contract assets for the nine-month period ended September 30, 2024 (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2023	$268	$96	$364
Additions during the period	—	35	35
Amortization of sales commissions	(130)	(33)	(163)
Balance at September 30, 2024	$138	98	236

The capitalized sales commissions are included in other current assets ($150,000) and other assets ($86,000) in the Company’s unaudited condensed consolidated balance sheets as of September 30, 2024. The capitalized sales commissions are included in other current assets ($202,000) and other assets ($162,000) in the Company’s condensed consolidated balance sheet at December 31, 2023.

Amounts to be recognized as sales commission expense in the twelve-month-period ending:

September 30, 2025	$150
September 30, 2026	63
September 30, 2027 and thereafter	23
$236

NOTE 11—RELATED PARTY BALANCES AND TRANSACTIONS

Officer and Director Fees

The Company recorded consulting service fees to officers of $403,000 and $391,000 for the nine-month periods ended September 30, 2024 and 2023, respectively, and $134,000 and $131,000 for the three-month periods ended September 30, 2024 and 2023, respectively, which are included in selling, general and administrative expense.

The Company recorded fees to directors of $56,000 and $52,000 for the nine-month periods ended September 30, 2024 and 2023, respectively, and $19,000 and $18,000 for the three-month periods ended September 30, 2024 and 2023, respectively, which are included in selling, general and administrative expense.

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

	Nine months ended September 30, 2024
	OmniMetrix	Acorn	Total
Revenue	$7,457	$—	$7,457
COGS	2,014	—	2,014
Gross profit	5,443	—	5,443
Gross profit margin	73%		73%
R&D expense	698	—	698
SG&A expense	2,882	771	3,653
Operating income (loss)	$1,863	$(771)	$1,092

	Nine months ended September 30, 2023
	OmniMetrix	Acorn	Total
Revenue	$5,809	$—	$5,809
COGS	1,453	—	1,453
Gross profit	4,356	—	4,356
Gross profit margin	75%		75%
R&D expense	614	—	614
SG&A expense	2,932	814	3,746
Operating income (loss)	$810	$(814)	$(4)

	Three months ended September 30, 2024
	OmniMetrix	Acorn	Total
Revenue	$3,050	$—	$3,050
COGS	863	—	863
Gross profit	2,187	—	2,187
Gross profit margin	72%		72%
R&D expense	234	—	234
SG&A expense	960	237	1,197
Operating income (loss)	$993	$(237)	$756

	Three months ended September 30, 2023
	OmniMetrix	Acorn	Total
Revenue	$2,087	$—	$2,087
COGS	537	—	537
Gross profit	1,550	—	1,550
Gross profit margin	74%		74%
R&D expense	212	—	212
SG&A expense	990	340	1,330
Operating income (loss)	$348	$(340)	$8

BACKLOG

As of September 30, 2024, OmniMetrix had a backlog of $4,384,000, primarily comprised of deferred revenue, of which $3,572,000 is expected to be recognized as revenue in the next twelve months. This compares to a backlog of $6,211,000 at September 30, 2023. Now that we are selling hardware units that are capable of operating distinctly from our monitoring and control software, the hardware backlog will no longer continue to grow and will be fully amortized by August 31, 2026, while the monitoring backlog will continue to be deferred and amortized over the period of service.

RECENT DEVELOPMENTS

On June 1, 2024, we entered into a contract with one of the nation’s largest cell phone providers to provide monitoring hardware and services. Under the contract, OmniMetrix will provide monitoring devices and related remote monitoring and control services for between 5,000 to 10,000 cell tower backup generators in the U.S. The monitoring hardware and monitoring services, which will be deployed over a two-year period, commenced in the third quarter during which we recognized $724,000 in hardware revenue from this contract. We expect to generate total revenue over the life of the contract of approximately $5 million which encompasses the revenue from the sales of the hardware and the first year of monitoring.

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

OVERVIEW AND TREND INFORMATION

Acorn Energy, Inc. (“Acorn” or “the Company”) is a holding company focused on technology-driven solutions for energy infrastructure asset management. We provide the following services and products through our OmniMetrixTM, LLC (“OmniMetrix”) subsidiary:

●	Power Generation (“PG”). OmniMetrix’s PG services provide wireless remote monitoring and control systems and IoT applications for residential and commercial/industrial power generation equipment. This includes OmniMetrix’s TrueGuard power generator monitors and AIRGuard product, which remotely monitors and controls industrial air compressors, and its Smart Annunciator product, which is typically sold to commercial customers that require a visual representation of the generator’s status and has a touchscreen display that indicates the current state of that generator.

●	Cathodic Protection (“CP”). OmniMetrix’s CP services provide remote monitoring and control products for cathodic protection systems on gas pipelines serving the gas utilities market and pipeline operators. The CP product lineup includes solutions to remotely monitor and control rectifiers, test stations and bonds. OmniMetrix also offers the industry’s first RADTM (Remote AC Mitigation Disconnect) that mounts onto existing Solid-state Decouplers in the field and can remotely disconnect/connect these AC mitigation tools, which can drastically reduce a company’s expense while increasing employee safety.

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

Following the emergence of machine-to-machine (M2M) and IoT applications, whereby companies aggregate multiple sensors and monitors into a simplified dashboard for customers, OmniMetrix believes it plays a key role in this new economic ecosystem. In addition, OmniMetrix sees a rapidly growing need for backup power infrastructure to secure critical military, government, and private sector assets against emergency events including terrorist attacks, natural disasters, cybersecurity threats, and other issues related to the reliability of the electric power grid. As residential and industrial standby generators, turbines, compressors, pumps, pumpjacks, light towers and other industrial equipment are part of the critical infrastructure increasingly monitored in IoT applications and given that OmniMetrix monitors all major brands of critical equipment, OmniMetrix believes it is well-positioned as a competitive participant in this market.

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

Results of Operations

The following table sets forth certain information with respect to the unaudited condensed consolidated results of operations of the Company for the nine-month periods ended September 30, 2024 and 2023, including the percentage of total revenues during each period attributable to selected components of the operations statements data and for the period-to-period percentage changes in such components. For segment data, see Notes 9 and 10 to the unaudited condensed consolidated financial statements included in this quarterly report.

	Nine months ended September 30,
	2024		2023		Change
	($,000)	% of revenues	($,000)	% of revenues	From 2023 to 2024
Revenue	$7,457	100%	$5,809	100%	28%
COGS	2,014	27%	1,453	25%	39%
Gross profit	5,443	73%	4,356	75%	25%
R&D expense	698	9%	614	11%	14%
SG&A expense	3,653	49%	3,746	64%	(3)%
Operating income (loss)	1,092	15%	(4)	(* )%	* %
Interest income , net	53	1%	46	1%	15%
Income before income taxes	1,145	15%	42	1%	* %
Income tax expense	67	1%	—	—%	*
Net income	1,078	14%	42	1%	* %
Non-controlling interest share of net income	(17)	* %	(7)	* %	143%
Net income attributable to Acorn Energy, Inc.	$1,061	14%	$35	1%	* %

*Result is less than 1% or not meaningful

The following table sets forth certain information with respect to the unaudited condensed consolidated results of operations of the Company for the three-month periods ended September 30, 2024 and 2023, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. For segment data, see Notes 9 and 10 to the unaudited condensed consolidated financial statements included in this quarterly report.

	Three months ended September 30,
	2024		2023		Change
	($,000)	% of revenues	($,000)	% of revenues	from 2023 to 2024
Revenue	$3,050	100%	$2,087	100%	46%
COGS	863	28%	537	26%	61%
Gross profit	2,187	72%	1,550	74%	41%
R&D expense	234	8%	212	10%	10%
SG&A expense	1,197	39%	1,330	64%	(10)%
Operating income	756	25%	8	* %	* %
Interest income, net	20	1%	19	1%	5%
Income before income taxes	776	25%	27	1%	* %
Income tax expense	42	1%	—	—%	—%
Net income (loss)	734	24%	27	1%	* %
Non-controlling interest share of net income	(9)	* %	(3)	* %	* %
Net income attributable to Acorn Energy, Inc.	$725	24%	$24	1%	* %

*Result is less than 1% or not meaningful.

Revenue for the nine and three months ended September 30, 2024 and 2023

Revenue increased by $1,648,000, or 28.4%, from $5,809,000 in the nine-month period ended September 30, 2023 to $7,457,000 in the nine-month period ended September 30, 2024. Hardware revenue increased by $1,470,000, or 55.7%, from $2,637,000 in the nine-month period ended September 30, 2023 to $4,107,000 in the nine-month period ended September 30, 2024. During the nine-month period ended September 30, 2024, we recognized $724,000 in hardware revenue pursuant to sales under the Material Contract discussed above under Recent Developments. See the reconciliation of hardware revenue below. Monitoring revenue increased by $178,000, or 5.6%, from $3,172,000 in the nine-month period ended September 30, 2023 to $3,350,000 in the nine-month period ended September 30, 2024. The monitoring revenue under the Material Contract is not permitted to be invoiced until the hardware is installed and the customer has accepted the monitoring services in their spend management software portal; thus, the increase in hardware and monitoring revenue will not align. The increase in monitoring revenue was due to an increase in the number of connections being monitored in the nine-month period ended September 30, 2024 compared to the nine-month-period ended September 30, 2023.

As discussed above, OmniMetrix has two reportable segments, PG and CP. Of the $7,457,000 in revenue recognized in the nine-month period ended September 30, 2024, $6,681,000 was generated by PG activities and $776,000 was generated by CP activities. This represents an increase in revenue from PG activities of $1,687,000, or 33.8%, from $4,994,000 in the nine-month period ended September 30, 2023, and a decrease in revenue from CP activities of $39,000, or 4.8%, from $815,000 in the nine-month period ended September 30, 2023.

The increase in PG revenue was due to the revenue contribution from the Material Contract, an increase in the revenue recognized from TG Pro and TG2 products, and an increase in PG monitoring revenue due to an increase in the number of connections being monitored. The decrease in CP revenue was due to a decrease in installation income as we recognized $38,000 in CP installation income in the nine-month period ended September 30, 2023 which was nonrecurring. Other than this item, the period-over-period CP revenue was flat, with a decrease of $8,000 in monitoring revenue offset by a $7,000 increase in revenue from hardware and other accessories. The new version of the PG and CP hardware was sold in 2024; thus, the revenue was recognized when the units were shipped instead of being deferred and amortized over three years as had been the case prior to the September 1, 2023 product modification.

Revenue increased by $963,000, or 46.1%, from $2,087,000 in the three-month period ended September 30, 2023 to $3,050,000 in the three-month period ended September 30, 2024. Of the $3,050,000 in revenue recognized in the three-month period ended September 30, 2024, $2,826,000 was generated by PG activities and $224,000 was generated by CP activities. In the three-month period ended September 30, 2024, as compared to the three-month period ended September 30, 2023, revenue from PG activities increased $1,028,000, or 57.2%, from $1,798,000, and revenue from CP activities decreased $65,000, or 22.5%, from $289,000.

Hardware revenue during the nine- and three-month periods ended September 30, 2024 and 2023 is further detailed in the table below (in thousands):

	Nine months ended September 30,		Three months ended September 30,
Reconciliation of Hardware Revenue	2024	2023	2024	2023
Amortization of deferred revenue	$1,463	$1,821	$436	$629
Sales of custom designed units and related accessories	—	135	—	43
Hardware sales under the Material Contract	724	—	724	—
Hardware sales (new product versions)	1,573	150	618	150
Other accessories, services, shipping and miscellaneous charges	347	531	134	182
Total hardware revenue	$4,107	$2,637	$1,912	$1,004

Gross profit for the nine- and three-month periods ended September 30, 2024 and 2023

Gross profit for the nine-month period ended September 30, 2024 was $5,443,000, reflecting a gross margin of 73.0%, compared with a gross profit of $4,356,000, reflecting a gross margin of 75.0%, for the nine-month period ended September 30, 2023. The gross margin was lower in the current period due to a greater volume of hardware sales which have a lower gross margin than monitoring.

Gross margin on hardware revenue for the nine-month period ended September 30, 2024 was 55.5% compared to 53.4% for the nine-month period ended September 30, 2023. Gross margin on monitoring revenue for the nine-month period ended September 30, 2024 was 94.5% compared to 93.0.% for the nine-month period ended September 30, 2023.

Gross profit for the three-month period ended September 30, 2024 was $2,187,000, reflecting a gross margin of 71.7%, compared with a gross profit for the three-month period ended September 30, 2023 of $1,550,000, reflecting a gross margin of 74.3%. The gross margin was lower in the current period due to a greater volume of hardware sales which have a lower gross margin than monitoring. Gross margin on hardware revenue for the three-month period ended September 30, 2024 was 58.1% compared to 54.1% for the three-month period ended September 30, 2023 which was due to the change in the product mix positively impacted by the Material Contract. Gross margin on monitoring revenue for the three-month period ended September 30, 2024 was 94.5% compared to 93.0% for the three-month period ended September 30, 2023.

Operating expenses for the nine- and three-month periods ended September 30, 2024 and 2023

R&D expense. During the nine-month periods ended September 30, 2024 and 2023, R&D expense was $698,000 and $614,000, respectively. During the three-month period ended September 30, 2024, OmniMetrix recorded $234,000 of R&D expense as compared to $212,000 in the three-month period ended September 30, 2023. The increase in R&D expense is primarily related to the increased salaries of our engineering staff that were effective October 1, 2023 and the continued investment to redesign and expand our product line to continue to increase our level of innovation ahead of our competitors.

Selling, general and administrative expense. SG&A expense of the consolidated entities in the nine-month period ended September 30, 2024 reflected a decrease of $93,000, or 2.5%, as compared to the nine-month period ended September 30, 2023. OmniMetrix’s SG&A expense decreased $50,000, or 1.7%, from $2,932,000 in the nine-month period ended September 30, 2023 to $2,882,000 in the nine-month period ended September 30, 2024. This decrease was primarily due to a decrease of (i) $35,000 in personnel expenses due to two sales roles that have been unfilled for a portion of 2024 and that we are considering eliminating offset by annual salary increases that were effective October 1, 2023, (ii) $34,000 in sales tax and other business tax related expenses, (iii) $24,000 in depreciation expense, (iv) $29,000 in travel and trade show expenses, and (v) $13,000 in commission expense offset by increases of $82,000 in technology expenses for software and IT professional fees and a net increase in other business expenses of $3,000. Corporate SG&A expense decreased $43,000, or 5.3%, from $814,000 in the nine-month period ended September 30, 2023 to $771,000 in the nine-month period ended September 30, 2024. This decrease was due to a decrease of $102,000 in expenses related to the reverse stock split executed in September 2023 which were not reoccurring in 2024 and net aggregate decreases in other administrative expenses of $13,000 offset by increases of (i) $18,000 in legal fees due to an increase in our monthly retainer effective January 1, 2024, (ii) $18,000 in audit fees due to an increase in engagement fees year over year of 14% and also to the timing of when the services were performed, (iii) $12,000 in tax professional fees primarily due to the preparation of our 2023 tax provision, (iv) $12,000 in stock compensation expense due to options issued at higher exercise prices, and (v) $12,000 in officer fees due to a 3% increase effective January 1, 2024

SG&A expense of the consolidated entities in the three-month period ended September 30, 2024 reflected a decrease of $133,000, or 10.0%, as compared to the three-month period ended September 30, 2023. OmniMetrix’s SG&A expense decreased $30,000, or 3.0%, from $990,000 in the three-month period ended September 30, 2023 to $960,000 in the three-month period ended September 30, 2024. This decrease was primarily due to a decrease of (i) $46,000 in personnel expenses due to two sales roles that were unfilled in the third quarter of 2024 offset by annual salary increases that were effective October 1, 2023, (ii) $18,000 in travel and trade show expenses, (iii) $17,000 in sales tax and other business tax related expenses, and (iv) $12,000 in commission expense offset by an increase of $59,000 in technology expenses for software and IT professional fees and a $4,000 net increase, in the aggregate, across other expense categories. Corporate SG&A expense decreased $103,000, or 30.3%, from $340,000 in the three-month period ended September 30, 2023 to $237,000 in the three-month period ended September 30, 2024. This decrease was due to a decrease of $102,000 in expenses related to the reverse stock split executed in September 2023 which were not reoccurring in 2024 and net aggregate decreases in other administrative expenses of $16,000 offset by increases of $6,000 in legal fees due to an increase in the monthly retainer effective January 1, 2024 and $9,000 in audit fees due to an increase in engagement fees year over year of 14% and also to the timing of when the services were performed.

Net income attributable to Acorn Energy. We recognized net income attributable to Acorn stockholders of $1,061,000 in the nine-month period ended September 30, 2024, compared to net income attributable to Acorn stockholders of $35,000 in the nine-month period ended September 30, 2023. For the three-month period ended September 30, 2024, we recognized net income attributable to Acorn stockholders of $725,000, compared to a net income attributable to Acorn stockholders of $24,000 for the three- month period ended September 30, 2023. Our net income during the nine- and three-month periods ended September 30, 2024 and 2023 is comprised of the components listed in the table below:

	Nine months ended September 30,		Three months ended September 30,
Net Income Attributable to Acorn Energy, Inc. Stockholders	2024	2023	2024	2023
Income before income taxes - OmniMetrix	$1,915	$856	$1,012	$366
Corporate expense, net of interest income	(770)	(814)	(236)	(339)
Income tax expense - states	(67)	—	(42)	—
Non-controlling interest share of net income	(17)	(7)	(9)	(3)
Net income attributable to Acorn Energy, Inc stockholders	$1,061	$35	$725	$24

Liquidity and Capital Resources

At September 30, 2024, we had working capital of $277,000. Our working capital includes $2,153,000 of cash and deferred revenue of $3,572,000. The deferred revenue does not require a significant cash outlay for the revenue to be recognized.

During the nine months ended September 30, 2024, our OmniMetrix subsidiary provided $1,647,000 from operations while our corporate headquarters used $908,000 during the same period.

During the nine months ended September 30, 2024, we invested $48,000 in technology and other capital projects and received proceeds of $13,000 from financing activities related to the exercise of options.

Other Liquidity Matters

Intercompany

OmniMetrix owes Acorn $2,158,000 for amounts loaned, accrued interest and expenses paid by Acorn on OmniMetrix’s behalf as of September 30, 2024 as compared to $2,657,000 as of December 31, 2023. During the nine-month period ended September 30, 2024, the intercompany amount due to Acorn from OmniMetrix decreased by $499,000. This included repayments of $784,000 offset by interest of $96,000, dividends of $57,000 due to Acorn and $132,000 in shared expenses paid by Acorn. These intercompany balances and amounts are eliminated in consolidation.

Liquidity

As of November 5, 2024, we had cash of $2,087,000. We believe that such cash, plus the cash generated from operations, will provide sufficient liquidity to finance the operating activities of Acorn and OmniMetrix at their current level of operations for the twelve months from the issuance of these unaudited condensed consolidated financial statements. We may, at some point, elect to obtain financing to fund additional investments in the business. If we decide to pursue additional financing in the future, it may be in the form of a bank line, a new loan or investment by others, an equity raise by Acorn which could then facilitate a loan by Acorn to OmniMetrix, or any combination thereof. Whether alternative funds, such as third-party loans or investments, will be available at the time and on terms acceptable to Acorn and OmniMetrix cannot be determined at this time.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of September 30, 2024.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Twelve Month Periods Ending September 30, (in thousands)
	Total	2025	2026-2027	2028-2029	2030 and thereafter
Software agreements	$5	$5	$—	$—	$—
Operating leases*	132	132	—	—	—
Contractual services	491	235	256	—	—
Purchase commitments**	757	757	—	—	—
Total contractual cash obligations	$1,385	$1,129	$256	$—	$—

*Reflects the gross amount of the operating lease liabilities. Does not include rent amounts to be received under the sublease and it is gross of the imputed interest of $3,000.

**Reflects open purchase orders for components/parts to be delivered over the next twelve months as sales forecast requires.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, due to the material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2023, our disclosure controls and procedures were not effective as of September 30, 2024.

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

Changes in Internal Control Over Financial Reporting

During the nine-month period ended September 30, 2024, we have implemented the following (i) a process pursuant to which System and Organization Controls (SOC) reports are obtained from third-party vendors on a recurring schedule and such reports are evaluated for any issues, (ii) provisioning/termination controls with signed and authenticated authorizations, and (iii) change controls for development processes that require authorizations, peer review, quality assurance documentation, ticket matching of changes to work authorizations and overall change controls. It is our belief that these added controls and related actions will effectively remediate the existing material weaknesses. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Other than the remediation actions described above, there were no other changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6.	EXHIBITS.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-Q for the quarter ended September 30, 2024, filed on November 7, 2024 , formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

#104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: November 7, 2024

	By:	/s/ TRACY S. CLIFFORD
Tracy S. Clifford
Chief Financial Officer

