Form 10-K
period 2024-12-31
ACORN ENERGY, INC.
filed 2025-03-06
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of the last day of the second fiscal quarter of 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $16.1 million based on the closing sale price on that date as reported on the OTCQB marketplace. As of March 4, 2025, there were 2,491,130  shares of Common Stock, $0.01 par value per share, outstanding.

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

During 2024, each of our PG and CP activities represented a reportable segment.

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

	Year ended December 31, 2024
	OmniMetrix	Acorn	Total
Revenues	$10,986	$—	$10,986
Cost of goods sold (COGS)	2,987	—	2,987
Gross profit	7,999	—	7,999
Gross profit margin	73%		73%
Research and development (R&D) expense	1,012	—	1,012
Selling, general and administrative (SG&A) expense	4,030	1,020	5,050
Operating income (loss)	$2,957	$(1,020)	$1,937

	Year ended December 31, 2023
	OmniMetrix	Acorn	Total
Revenues	$8,059	$—	$8,059
COGS	2,055	—	2,055
Gross profit	6,004	—	6,004
Gross profit margin	74%		74%
R&D expense	875	—	875
SG&A expense	3,998	1,057	5,055
Operating income (loss)	$1,131	$(1,057)	$74

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

Following the emergence of IoT applications whereby companies aggregate multiple sensors and monitors into a simplified dashboard for customers, OmniMetrix believes it plays a key role in this economic ecosystem within the sectors in which it operates. OmniMetrix continues to see a rapidly growing need for backup power infrastructure to secure critical military, government, and private sector assets against emergency events including terrorist attacks, natural disasters, other impacts of climate change, demand response and cybersecurity threats. Residential and industrial standby generators, turbines, compressors, pumps, pumpjacks, light towers and other industrial equipment are part of the critical infrastructure increasingly being monitored in IoT applications. OmniMetrix solutions monitor critical equipment used by cell towers, manufacturing plants, medical facilities, data centers, retail stores, public transportation systems, energy distribution and federal, state and municipal government facilities, in addition to residential back-up generators. Given that OmniMetrix monitors all major brands of critical equipment and continues to invest in research and development in response to customer and potential customer feedback, OmniMetrix is well-positioned to grow its customer base and expand its product offerings in this market.

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

In the CP segment, OmniMetrix offers three primary product lines: the Hero 2 Rectifier Monitor, the Patriot Plus Test Station Monitor, and the RADTM (Remote AC Mitigation Disconnect). All of these products are used to monitor cathodic protection systems, a process which reduces rust and corrosion on pipelines used to transport natural gas. As the name suggests, the Hero 2 Rectifier product monitors and controls the operation of the rectifiers, which are a critical component in the effort to prevent corrosion and are also the most common point of failure in the pipeline system. The Patriot Plus Test Station Monitor is also used to provide data points along the pipeline segment powered by the rectifier including AC current density. Additionally, the industry’s first and patented RAD mounts onto existing Solid-state Decouplers in the field and can remotely disconnect/connect these AC mitigation tools which drastically reduces company expense while increasing employee safety.

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

As OmniMetrix can monitor and control all major brands of standby generators and continues to innovate, it is well-positioned to compete in this market.

In the early stages of OmniMetrix’s PG product and market development, relatively unsophisticated generator controls and early generation cellular and satellite communication processes limited the applications to alarm delivery. Customers were notified that some event had taken place after the fact. There was no diagnostic data opportunity, but service organizations could practice a reactive service approach.

With the advent of second-generation cellular systems and newer, computerized engine controls, OmniMetrix migrated to a design point of collecting large amounts of performance data from remote machinery, which allows service organizations to perform diagnostics on equipment before dispatching service. These enhanced control panels allowed the service organization to put the right person in the right truck with appropriate parts to affect a one-trip or even a zero-trip solution. At this phase, service organizations could be efficient, proactive, and provide a higher level of customer satisfaction. They could also manage more customers by using remote monitoring. Service providers have provided OmniMetrix feedback regarding how customer service teams are able to work “smarter” and more efficiently by going directly to problem sites with the appropriate people, parts and solutions, thus increasing the value of their businesses.

OmniMetrix is now focused on expanding its product offerings while also executing the development and launch of new advanced versions of its existing power generation monitoring products. This includes maturing the high-performance data collection design point into the first provider offering of automated prognostic solutions. For example, as most generator failures are the result of consumables, and as those consumables can be monitored, the consumption trends can be extrapolated into predictions of the most common failure modes.

OmniMetrix’s PG monitors have been installed on commercial, industrial and residential generators from original equipment manufacturers (“OEMs”) such as Caterpillar, Kohler, Generac, Cummins, Briggs & Stratton, MTU Solutions and other generator manufacturers. OmniMetrix provides dual value propositions to the generator dealer service organizations as well as to the machine owner. The dealers benefit from the receipt of performance data and status conditions from the generators they service for their customers, which allows the dealer service organization to be proactive in their delivery of service to their customers, as well as in analyzing the remote machines before dispatching a service truck. Since the majority of service and warranty costs are incurred by the service providers, preemptive analysis of customer site conditions prior to dispatch can significantly reduce their labor cost. From the machine owner’s perspective, the OmniMetrix product provides a powerful tool to be used in their efforts to avoid failures that come from consumables such as batteries and fuel. With proper monitoring, 95% of machine failures can be avoided completely. This migration from failure reporting to failure prevention is fundamentally OmniMetrix’s focus and is the result of a strong data collection and analysis design point. We believe that this transition to prognostics sets OmniMetrix apart from its competitors, many of whom are still in the failure reporting phase of application development. OmniMetrix has also shifted its primary focus to commercial and industrial segments from residential due, in part, to the ability to customize our products to the customers’ specifications. We have also increased our marketing efforts to end users in an effort to increase demand for our services. These efforts have proven to be successful, and OmniMetrix continues to execute that strategy.

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

There are two types of competitors in the PG marketplace:

(1)	Independent monitoring organizations produce monitoring systems, but not the equipment being monitored. Aside from OmniMetrix, such companies include Ayantra, FleetZOOM, Gen-Tracker, and PowerTelematics in the high-performance power generation monitoring segment. Other competitors operate in the reactive “failure notification” mode described in the early stages of the OmniMetrix business model. These competitors position themselves in a lower performance, lower-price quadrant of the market typically due to the lesser amount of data their products can collect from the generator’s control panel compared to OmniMetrix.

(2)	OEMs such as generator manufacturers or generator controls manufacturers that offer customer connectivity to their machinery. They offer a current generation connectivity replacing telephone dial-up modems that had been used in the past. Their offerings are limited to their own brands, so they do not fit into broad customer applications like the OmniMetrix products that service all brands. They are also generally designed for the machine owners’ use, in a reactive application, similar to lower-performance, lower-priced market competitors.

We believe OmniMetrix has a well-established and well-defended position in the high-performance PG monitoring segment, due to its long history and numerous industry partner projects. While the execution of our aggressive sales strategy was interrupted by the impact of COVID-19, the Company subsequently resumed its comprehensive marketing efforts, developing more sophisticated, diagnostic products and custom solutions for commercial and industrial clientele and pursuing the market segment that requires less technology and lower price points (the extremely large and growing residential generator market).

Within the CP marketplace, there are no OEM competitors, but there are several companies that provide monitoring capabilities similar to OmniMetrix such as Mobiltex Solutions, Abriox, Elecsys, and American Innovations. We believe that OmniMetrix systems provide greater functionality than these competitors, though those competitors are much larger and have greater resources, potentially enabling better channel penetration in the future than OmniMetrix has accomplished to date.

Intellectual Property

OmniMetrix has always focused on being the technology leader in its markets, and as a result has created many “industry firsts” and “trade secrets”. Initially, the Company only pursued patents on the most valuable processes and systems and otherwise made public disclosure of many processes to prevent others from making later patent claims on those items. Nonetheless, OmniMetrix has four valid patents issued. OmniMetrix continually evaluates whether and how to best protect its intellectual property, but there can be no assurance that its efforts will be successful in all cases.

Facilities

OmniMetrix’s activities are currently conducted in 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia, under a lease that expires September 30, 2025. On July 6, 2021, the Company entered into an agreement with King Industrial Realty, Inc., to sublease from the Company 1,900 square feet of unused office space. The sublease commenced on October 1, 2021 and also continues through September 30, 2025. We are currently considering new office space while also discussing potential renewal terms with our landlord.

Backlog

As of December 31, 2024, OmniMetrix had a backlog of $4.2 million, primarily comprised of deferred revenue, of which $3.5 million is expected to be recognized as revenue in 2025. This compares to a backlog of $5.6 million at December 31, 2023. Since September 1, 2023, OmniMetrix recognizes revenue, COGS and commissions from the sale of the new version of its hardware products sold when the product is shipped rather than over the estimated time that the unit is in service for the customer which is the reason for the decrease in the backlog. See discussion under Results of Operations under Item 7 below.

R&D Expense, Net

R&D expense recorded for the years ended December 31, 2024 and 2023 for our OmniMetrix subsidiary is as follows (amounts in thousands of U.S. dollars):

	Years ended December 31,
	2024	2023
OmniMetrix	$1,012	$875

Employees

At December 31, 2024, we had a total of 26 employees (all of whom were employed in the United States by OmniMetrix), of whom 25 were full-time and one was part-time. Our CEO, who also serves as acting CEO of OmniMetrix, and our CFO, who also serves as COO of OmniMetrix, are hired as consultants to Acorn. OmniMetrix also has consultants that supplement our employed staff and provide monthly recurring services in engineering and information technology.

Thirteen of OmniMetrix’s 26 employees are engaged in production, engineering and technical support, eight in marketing and sales and five in finance and IT. We consider our relationship with our employees to be positive. We have no collective bargaining agreements with any of our employees.

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

Our success is largely dependent on the skills, experience and efforts of our senior management team, including Jan Loeb, CEO of Acorn and Acting CEO of OmniMetrix, who beneficially owns approximately 21.07% of the Company’s stock, and Tracy Clifford, CFO of Acorn and COO of OmniMetrix. The loss of the services of either of these key managers could materially harm our business, financial condition, future results and cash flow. We do not maintain “key person” life insurance policies on any members of senior management. We may also not be able to locate or employ on acceptable terms qualified replacements for our senior management if their services were no longer available.

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

See “Risks Related to Our Securities” below.

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

Part of our business plan includes the acquisition of new companies either as new platform companies or complimentary companies. Any failure to effectively integrate any future acquisitions into our controls, systems and procedures could materially adversely affect our business, results of operations, financial condition and cash flow.

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

We have reported material weaknesses in internal controls over financial reporting as of December 31, 2024 and we cannot assure you that additional material weaknesses will not be identified in the future or that we can effectively remediate our reported weaknesses. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our consolidated financial statements that could require a restatement of our consolidated financial statements, or our filings may not be timely, and investors may lose confidence in our reported financial information.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some people, by the collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

We rely on a combination of patents, trademarks, copyrights, trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our ability to compete effectively will depend, in part, on our ability to protect our proprietary technology, systems’ designs and manufacturing processes. The ability of others to use our intellectual property could allow them to duplicate the benefits of our products and reduce our competitive advantage. We could incur substantial costs in prosecuting patent and other intellectual property infringement suits and defending the validity of our patents and other intellectual property. While we have attempted to safeguard and maintain our property rights, we do not know whether we have been or will be completely successful in doing so. These actions could place our patents, trademarks and other intellectual property rights at risk and could result in the loss of patent, trademark or other intellectual property rights protection for the products, systems and services on which our business strategy partly depends. Furthermore, it is not practical from a cost/benefit perspective to file for patent or trademark protection in every jurisdiction where we now or in the future may conduct business. In those territories where we do not have the benefit of patent or trademark protections, our competitors may be able to prevent us from selling our products or otherwise limit our ability to advertise under our established product names.

We rely, to a significant degree, on contractual provisions to protect our trade secrets and proprietary knowledge. These trade secrets either cannot be protected by patent protection, or we have determined that seeking a patent is not in our interest. These agreements may be breached, and we may not have adequate remedies for any breach. Our trade secrets may also be known without breach of such agreements or may be independently developed by competitors.

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

Our financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and trade accounts receivable. Our cash was deposited with a U.S. bank and amounted to $2,326,000 at December 31, 2024. We had one customer, the party to the Material Contract, as defined below under Other Matters in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which represented 61% of the accounts receivable at December 31, 2024 of which 53% was collected as of March 4, 2025. Typically, credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising our customer base. However, at December 31, 2024, the balance of accounts receivable under the Material Contract was the majority of the outstanding balance of accounts receivable. Although we do not believe there is a significant risk of non-performance by this customer, any failures or defaults on their part could negatively impact the value of our financial instruments and could have a material adverse effect on our business, operations or financial condition.

We are dependent on information technology and our systems and infrastructure face certain risks, including cybersecurity breaches and data leakage.

We rely extensively on information technology systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used for third-parties or their vendors, to assist in conducting our business. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact our operations. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction or modification of confidential information stored in our, or our third-party providers’ systems, portable media or storage devices. We could also experience a business interruption, theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. We have invested in appropriate industry protections and monitoring practices of our data and IT and have established a Cybersecurity Steering Committee to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. While we have purchased cybersecurity insurance, there are no assurances that the coverage would be adequate in relation to any losses incurred. Moreover, as cyber-attacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as appropriate for our operations. There can be no assurance that our continuing efforts will prevent breakdowns or breaches of our and/or our third-party providers’ databases or systems that could adversely affect our business.

Risks Related to Omnimetrix

An increase in customer terminations would negatively affect our business by reducing OmniMetrix’s revenue or requiring us to spend more money to grow our customer base.

Although our historical renewal rate is greater than 90%, non-renewals or other monitoring service terminations could increase in the future due to customer dissatisfaction with our products and services, increased competition from other providers or alternative technologies.

If we have an increase in our non-renewal rate, we will have to acquire new customers on an ongoing basis just to maintain our existing level of customers and revenues. As a result, marketing expenditures are an ongoing requirement of our business. We incur costs to acquire new customers, and those costs are a factor in determining our net profitability. Therefore, if we are unsuccessful in retaining customers or are required to spend significant amounts to acquire new customers, our revenue could decrease and/or our operating results could be affected.

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

OmniMetrix sells equipment and services which monitor third-party products; thus its revenues are dependent on the continued sales of such third-party products.

OmniMetrix’s end-user customer base is comprised exclusively of parties who have chosen to purchase either generators or construct gas pipelines. OmniMetrix has no ability to control the rate at which new generators or cathodic protection systems are acquired. If purchases of such products decline, the associated need for OmniMetrix’s products and services would be expected to decline as well.

If OmniMetrix is unable to keep pace with changing markets or customer-mandated product and service improvements, OmniMetrix’s results of operations and financial condition may suffer.

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

OmniMetrix provides monitoring services through the use of cellular and satellite technology utilizing the networks of third-party providers. These providers generally do not warrantee their services to either OmniMetrix or the end users, and any dropped transmissions could result in the loss of customer renewals and potential claims against OmniMetrix. There is no assurance that customers will not cancel monitoring services due to network issues.

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

Risks Related to Our Securities

Our stock price is highly volatile, and we do not expect to pay dividends on shares of our common stock for the foreseeable future. Investors may never obtain a return on their investment.

The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. During 2024, our common stock traded at prices as low as $5.76 and as high as $19.35 per share. Fluctuations in our stock price may continue to occur in response to various factors, many of which we cannot control, including:

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

We do not intend to pay dividends to our stockholders in the foreseeable future. We intend to reinvest earnings, if any, in the development and expansion of our business. Accordingly, investors will need to rely on sales of their common stock after price appreciation, which may never occur, in order to realize a return on their investment.

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

As of March 4, 2025, 2,491,130 shares of our common stock were issued and outstanding. As of that date, we had 68,089 options outstanding and exercisable with a weighted average exercise price of $6.80 per share, which if exercised would result in the issuance of additional shares of our common stock. In addition to the options noted above, at March 4, 2025, there were 8,960 options outstanding that have not yet vested and are not yet exercisable.

Substantially all of our currently outstanding shares and shares issuable under our outstanding options are or would be freely tradable.

We may have to offer additional securities for sale in the near future.

As of March 4, 2025, we had consolidated cash of $2,800,000 which we believe is sufficient for at least the next twelve months. Despite this, we may ultimately not have sufficient cash to allow us to execute our plans, and the occurrence of one or more unanticipated events may require us to make significant expenditures. Accordingly, we may need to raise additional amounts to finance our operations. If we were to do so by selling shares of our common stock and/or other securities convertible into shares of our common stock, current investors may incur dilution in the value of their shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Securing our business information, intellectual property, customer and employee data, and technology systems is essential for the continuity of our business, meeting applicable regulatory requirements and maintaining the trust of our stockholders. Cybersecurity is an important and integral part of our enterprise risk management function that identifies, monitors and mitigates business, operational and legal risks.

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

Although we did not experience a material cybersecurity incident during the year ended December 31, 2024, the scope and impact of any future incident cannot be predicted. See “Item 1A. Risk Factors” for more information on our cybersecurity-related risks.

ITEM 2. PROPERTIES

OmniMetrix’s activities are currently conducted in approximately 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia, under a lease that expires on September 30, 2025. We are currently considering new office space while also discussing potential renewal terms with our landlord. The annual total rent payment was $129,000 in 2024 and $128,000 in 2023. For 2025, the annual total rent payment will be $98,000 for the period through September 30, 2025. OmniMetrix is currently utilizing only a portion of these leased facilities. If we renew this lease, we expect to grow into a portion of the currently unused space.

On July 6, 2021, the Company entered into an agreement with King Industrial Realty, Inc. to sublease from the Company 1,900 square feet of the unused office space for a monthly sublease payment of $2,375 plus annual escalators (the average monthly sublease payment in 2024 was $2,465), which includes the base rent plus a pro-rata share of utilities, property taxes and insurance. Fifty percent of any excess rent received above the per square foot amount that the Company pays will be remitted to the Company’s landlord less the allocation of any shared expenses and leasehold improvements specific to the sublease. As of December 31, 2024, after the offset of the investment in leasehold improvements and other expenses related to the sublease, the Company has paid its landlord $16,000 for its share of the sublease profit since the lease commencement. The estimated amount the Company expects to remit to the landlord each year of the sublease subsequent to December 31, 2024 is $7,000 per year. The sublease commenced on October 1, 2021 and will run through September 30, 2025 which is the end of the Company’s lease term with its landlord. Below are the future payments expected under the sublease net of the estimated annual service cost of $2,750 (gross of the estimated amount we expect to remit to our landlord):

Year ended December 31, 2025
2025	$22,000

Total undiscounted cash flows	$22,000

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

Holders

As of March 4, 2025, the last reported sales price of our common stock on the OTCQB marketplace was $16.34, there were 61 record holders of our common stock, and we estimate that there were approximately 2,500 beneficial owners of our common stock.

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

OmniMetrix

Following the emergence of machine-to-machine (“M2M”) and IoT applications whereby companies aggregate multiple sensors and monitors into a simplified dashboard for customers, OmniMetrix believes it plays a key role in this economic ecosystem. In addition, OmniMetrix continues to see a growing need for backup power infrastructure to secure critical military, government, and private sector assets against emergency events including terrorist attacks, natural disasters, and cybersecurity threats. Residential, commercial and industrial standby generators, turbines, compressors, pumps, pumpjacks, light towers and other industrial equipment are part of the critical infrastructure increasingly becoming monitored in IoT applications. OmniMetrix solutions monitor critical equipment used by cell towers, manufacturing plants, medical facilities, data centers, retail stores, public transportation systems, energy distribution and federal, state and municipal government facilities, in addition to residential back-up generators. Given that OmniMetrix monitors all major brands of critical equipment and continues to invest in research and development in response to customer and potential customer feedback, OmniMetrix remains well positioned as a competitive participant in this market to continue to grow its customer base and expand its product offerings.

Other Matters

On June 1, 2024, we entered into a contract (the “Material Contract”) with one of the nation’s largest cell phone providers to provide monitoring hardware and services. Under the contract, OmniMetrix will provide monitoring devices and related remote monitoring and control services for between 5,000 to 10,000 cell tower backup generators in the U.S. The monitoring hardware and monitoring services, which will be deployed over a two-year period. Shipping of hardware commenced in the third quarter of 2024 and installation and monitoring services commenced in the fourth quarter of 2024. We have recognized $1,637,000 in hardware revenue and $24,000 in monitoring revenue from this contract as of year-end 2024. Our current expectation of total revenue over the life of the contract is approximately $5.4 million, which encompasses the revenue from the sales of the hardware and the first year of monitoring. We have not included in this estimate monitoring after the first year.

On January 12, 2024, we entered into a new service contract with our current primary data provider for Internet of Things (IoT) wireless services over a 36-month term with automatic one-year extensions, subject to termination notice. The pricing structure involves account setup, SIM charges, monthly revenue obligations, and various rate plans based on data usage and regions along with other optional services. The monthly revenue obligation was $10,000 for the first 6 months and is $15,000 thereafter. We are also eligible for volume discounts based on total monthly service revenue. Additionally, the agreement includes an IoT Enhanced Support and a Priority Care Services Rate Plan with various support service types and pricing tiers based on the number of devices and terms for SIM migrations, including tiered pricing and conditions for waiver of certain charges during migration. This agreement will allow us to migrate our customers to higher tier data plans for nominal additional cost.

Critical Accounting Estimates

In preparing the financial statements, management is required to make estimates and assumptions that have an impact on the asset, liability, revenue and expense amounts reported. These estimates can also affect our supplemental information disclosures, including information about contingencies, risk and financial condition. We believe, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to U.S. GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. We make routine estimates and judgments in determining net realizable value of accounts receivable, inventories, property and equipment, prepaid expenses, product warranties and other reserves as well as the amortization period for deferred commissions payable. Management believes our most critical accounting estimates and assumptions are in the area of revenue recognition and valuation allowance.

Valuation Allowance

We regularly review our deferred tax assets for recoverability considering historically profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified.

We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. The net carrying amount of the Company’s deferred tax assets is based on the Company’s belief that it is more likely than not that the Company will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. The ultimate realization of the deferred tax assets depends upon our ability to generate sufficient taxable income in the future. In forecasting future taxable income, management uses estimates and makes assumptions regarding significant future events, including the timing and number of new hardware sales contracts and associated monitoring revenue. In evaluating our ability to recover our deferred tax assets, we consider and weigh all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. When the likelihood of the realization of existing deferred tax assets changes, adjustments to the valuation allowance are charged in the period in which the determination is made. If our estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company’s Consolidated Statements of Operations, or conversely to reduce the existing valuation allowance resulting in less income tax expense.

In light of the Company’s generation of three-year cumulative positive income through December 31, 2024, the Company believes that it is more-likely-than-not that a portion of the deferred tax assets will be utilized. Therefore, the Company has released valuation allowance on its deferred tax assets (other than as stated above) in the amount of $4,686,000 for the year ended December 31, 2024. As of December 31, 2024, we believe, based on our projections, that a partial valuation allowance of $11,400,000 is necessary against our deferred tax assets. Uncertainty exists related to the generation of future hardware and monitoring revenue, nonetheless the Company believes sufficient positive evidence exists which supports the partial reversal of the valuation allowance. In recent years, the Company executed new contracts, growing hardware and monitoring revenue which resulted in cumulative pre-tax earnings of $1,476,000 over the prior three years which we believe is significant positive evidence to support the reversal of valuation allowance during 2024. At this time, however, we cannot assure you that we will be successful in doing so. Accordingly, our management will continue to assess the need for this valuation allowance and will make adjustments when appropriate. As of December 31, 2024, the Company has completed a 382 analysis and concluded that none of the unreserved net operating losses were subject to 382 limitations.

The utilization of the Company’s federal and state net operating losses may be subject to a limitation due to the “change in ownership provisions” under Section 382 of the Internal Revenue Code, as well as similar state provisions. Such limitations may result in the expiration of net operating loss (NOL) carryforwards before their utilization. The Company has not completed a study to assess whether an “ownership change” as defined in Section 382 has occurred or whether there have been multiple ownership changes since the Company’s inception. Future changes in the Company’s stock ownership, which may be outside of the Company’s control, may trigger an “ownership change.” In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change.” The Company will complete a full analysis of the tax attribute carryforwards prior to any utilization of tax attributes which may be subject to limitation.

Results of Operations

The selected consolidated statement of operations data for the years ended December 31, 2024 and 2023 and consolidated balance sheet data as of December 31, 2024 and 2023 has been derived from our audited consolidated financial statements included in this Annual Report.

On September 1, 2023, OmniMetrix launched an updated version of its products that includes new functionality in its TrueGuard, AIRGuard, Patriot and Hero products that allows its customers to have options as it relates to obtaining and utilizing the data that is provided by its hardware devices. This new functionality allows for SIM card options, configuration options regarding IP address endpoints and DNS routes, and access to OmniMetrix’s over-the-air data protocol. This product update allows customers to have the option to purchase OmniMetrix’s monitoring service, monitor the products themselves if they have the ability in-house, or choose another monitoring provider if they so desire. OmniMetrix’s prior hardware product version could not function as a distinct product independent from its monitoring services. This new version’s functionality results in OmniMetrix’s hardware and monitoring services being capable of being two distinct products and services. OmniMetrix, therefore, recognizes revenue, COGS and commissions from the sale of the new version of its hardware products when the product is shipped rather than over the estimated time that the unit is in service for the customer. Monitoring revenue continues to be deferred and amortized over the period that the monitoring services are rendered. The remaining balance of deferred revenue from the prior version of these products will continue to be amortized each period until it is fully amortized. Modifications were made to the circuit boards and embedded firmware of hardware enclosures in stock as of August 31, 2023, such that only the new versions of these products were sold subsequent to that date.

This data should be read in conjunction with our consolidated financial statements and related notes included herein.

Selected Consolidated Statement of Operations Data:

	For the Years Ended December 31,
	2024	2023
	(in thousands, except per share data)
Revenue	$10,986	$8,059
COGS	2,987	2,055
Gross profit	7,999	6,004
R&D expense	1,012	875
SG&A expense	5,050	5,055
Operating income	1,937	74
Interest income, net	73	64
Income before income taxes	2,010	138
Current state tax expense	(123)	(9)
Deferred income tax benefit	4,435	—
Net income after income taxes	6,322	129
Non-controlling interest share of income	(28)	(10)
Net income attributable to Acorn Energy, Inc. stockholders	$6,294	$119
Basic and diluted net income per share attributable to Acorn Energy, Inc. stockholders:
Net income per share attributable to Acorn Energy, Inc. stockholders – basic	$2.53	$0.05
Net income per share attributable to Acorn Energy, Inc. stockholders – diluted	$2.51	$0.05
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. stockholders – basic	2,487	2,484
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. stockholders – diluted	2,512	2,503

The following table sets forth certain information with respect to revenues and profits of our reportable business segments for the years ended December 31, 2024 and 2023 (dollars in thousands), including the percentages of revenues attributable to such segments. (See Note 12 to our consolidated financial statements for the definitions of our reporting segments).

	PG	CP	Total
Year ended December 31, 2024:
Revenues from customers	$9,882	$1,104	$10,986
Percentage of total revenues by segment	90%	10%	100%
Segment gross profit	$7,334	$665	$7,999

Year ended December 31, 2023:
Revenues from customers	$7,000	$1,059	$8,059
Percentage of total revenues by segment	87%	13%	100%
Segment gross profit	$5,373	$631	$6,004

2024 Compared to 2023

Revenue. In 2024, OmniMetrix recorded total revenue of $10,986,000, as compared to total revenue of $8,059,000 in 2023, for an increase of $2,927,000 (36%). As previously stated, OmniMetrix has two divisions: PG and CP. The PG segment includes our monitoring device for generators, industrial air compressors and our annunciator products. The CP segment includes our monitoring device for cathodic protection systems on gas pipelines serving the gas utilities market and pipeline operators. In 2024, revenue of $9,882,000 was attributed to the PG segment and revenue of $1,104,000 was attributed to the CP segment, as compared to the 2023 revenue of $7,000,000 that was attributed to the PG segment and $1,059,000 that was attributed to the CP segment. Hardware revenue increased $2,636,000 (69%) from $3,797,000 during the year ended December 31, 2023 to $6,433,000 during the year ended December 31, 2024. The hardware revenue during the years ended December 31, 2024 and 2023 is further detailed in the table below:

Reconciliation of Hardware Revenue	2024	2023
Amortization of deferred revenue	$1,841	$2,381
Sales of custom designed units and related accessories	26	259
Hardware sales under the Material Contract	1,637	—
Hardware sales (new product versions)	2,378	475
Other accessories, services, shipping and miscellaneous charges	551	682
Total hardware revenue	$6,433	$3,797

PG hardware revenue increased $2,585,000 (86%) during the year ended December 31, 2024 to $5,579,000 compared to $2,994,000 during the year ended December 31, 2023. Hardware sales under the Material Contract represented 63% of the 86% increase. We also had an increase in CP hardware revenue of $51,000 (6%) to $854,000 during the year ended December 31, 2024 from $803,000 during the year ended December 31, 2023. The increase in total hardware revenue was due to recognition of sales revenue from the Material Contract as well as increased sales of other PG products, offset by a decrease in service revenue and custom designed units. Monitoring revenue increased $291,000 (7%) from $4,262,000 in the year ended December 31, 2023 to $4,553,000 in the year ended December 31, 2024. The increase in monitoring revenue was due to an increase in the number of connections being monitored and growth in our customer base.

Gross profit. Gross profit was $7,999,000, reflecting a 73% gross margin on revenue, in 2024 compared with a gross profit of $6,004,000, reflecting a 74% gross margin on revenue, in 2023. The gross margin was a percentage point lower in 2024 due to a greater volume of hardware sales which have a lower gross margin than monitoring. Gross margin on hardware revenue for the year ended December 31, 2024 was 57% compared to 54% for the year ended December 31, 2023. Gross margin on monitoring revenue was 94% for the year ended December 31, 2024 compared to 93% for the year ended December 31, 2023.

R&D expense. During 2024, OmniMetrix recorded $1,012,000 of R&D expense as compared to $875,000 in 2023, an increase of $137,000 (16%). The increase in R&D expense in 2024 is related to increases in wages and bonuses paid to our engineering personnel in 2024 and the expenses and materials paid to third-party consultants in the continued development of next-generation PG and CP products and exploration into potential new product lines. We expect a moderate increase in R&D expense for 2025 due to the hiring of another senior level engineer, as well as engineering salary increases granted effective October 1, 2024, and for continued investment in work on certain initiatives to redesign products and expand product lines to increase our level of innovation ahead of our competitors.

SG&A expense. Consolidated SG&A expense was essentially flat from 2023 to 2024, decreasing only $5,000. Corporate overhead decreased by $37,000 (3%), from $1,057,000 in 2023 to $1,020,000 in 2024, primarily due to the non-recurring expenses of $102,000 related to the execution of the reverse stock split in 2023 and a net decrease in other expense categories of $2,000 in the aggregate offset by an increases in (i) legal fees of $24,000, (ii) tax professional fees of $28,000, and (iii) audit fees of $15,000.

OmniMetrix’s SG&A expense increased $32,000 (0.8%), from $3,998,000 in 2023 to $4,030,000 in 2024. This increase was primarily due to increases of $251,000 in commission expenses and $100,000 in IT consulting and staff augmentation fees offset by decreases in (i) personnel expenses of $153,000, which was due to the elimination of the vice president of sales position offset by increases related to staff additions, promotions, bonuses and cost of living wage increases, (ii) $69,000 in travel and trade show expenses, (iii) $46,000 in other consulting and contract labor expenses, (iv) $39,000 in depreciation and amortization primarily related to IT assets and (v) $12,000 in net aggregate decreases in other expense categories. We anticipate that our annual SG&A costs in 2025 will increase by approximately 6% due to increasing wage and benefit expenses as a result of merit increases, promotions and hiring a higher-level skill set in certain roles in 2024.

Interest income, net. Interest income in the year ended December 31, 2024 was $74,000 due to high interest rates on cash balances offset by interest expense of $1,000, compared to interest income in the year ended December 31, 2023 of $67,000 offset by interest expense of $3,000.

Income taxes. For the year ended December 31, 2024, the Company recorded an income tax benefit of $4,435,000, offset by current state income tax expense of $123,000 compared to state income tax expense for the year ended December 31, 2023 of $9,000. The change in the tax expense was primarily due to the partial release of the Company’s valuation allowance in 2024. The recorded income tax benefit contributed $1.78 to our basic earnings per share of $2.53 and $1.77 of our diluted earnings per share of $2.51 at December 31, 2024.

Net income attributable to Acorn Energy. We had net income attributable to Acorn of $6,294,000 in 2024 compared to $119,000 in 2023. Our net income in 2024 is comprised of net income at OmniMetrix of $3,027,000, corporate expense of $1,017,000, current state income tax expense of $123,000, the non-controlling interest share of our net income in OmniMetrix of $28,000 offset by deferred income tax benefit as a result of the release of our valuation allowance of $4,435,000. Our income in 2023 is comprised of net income at OmniMetrix of $1,185,000, corporate expense of $1,056,000, offset by $10,000 representing the non-controlling interest share of our income in OmniMetrix. The positive change in net income was due to the increase in gross profit as a result of the Material Contract while managing SG&A expenses as described above.

Liquidity and Capital Resources

At December 31, 2024, we had working capital of $1,115,000. Our working capital includes $2,326,000 of cash and deferred revenue of $3,521,000. Such deferred revenue does not require a significant cash outlay for the revenue to be recognized. Total deferred revenue decreased by $1,351,000, from $5,584,000 at December 31, 2023 to $4,233,000 at December 31, 2024, as a result of the sales mix of products sold. Based on the current products being sold, the Company expects continued decreases in the deferred revenue balance in the foreseeable future. Net cash increased during the year ended December 31, 2024 by $877,000, of which $905,000 was provided by operating activities, $56,000 was used in investing activities, and $28,000 was provided by financing activities.

During the year ended December 31, 2024, our operating activities provided $905,000 of net cash. Our OmniMetrix subsidiary provided $1,991,000 from its operations while our corporate headquarters used $1,086,000 in its operating activities during the period. OmniMetrix’s inventory balance decreased by $514,000 at December 31, 2024 as compared to December 31, 2023 due to inventory shipped under the Material Contract and selling through safety stock to return to pre-COVID par inventory levels. During the year ended December 31, 2023, our operating activities provided $72,000 of net cash. Our OmniMetrix subsidiary provided $1,147,000 from its operations while our corporate headquarters spent $1,075,000 in its operating activities during the period.

During the year ended December 31, 2024, net cash of $56,000 was used in investing activities, primarily related to the continued investment in our technology infrastructure. During the year ended December 31, 2023, net cash of $78,000 was used in investing activities.

Net cash of $28,000 and $5,000 was provided by financing activities during the years ended December 31, 2024 and 2023, respectively, which represents proceeds from the exercise of stock options and warrants.

Other Liquidity Matters

We had $2,326,000 of cash on December 31, 2024, and $2,800,000 on March 4, 2025. We believe that such cash, plus the cash expected to be generated from operations, will provide sufficient liquidity to finance the corporate activities of Acorn and the operating activities of OmniMetrix at their current level of operations for at least the twelve-month period from the issuance of the audited consolidated financial statements contained in this Annual Report. We may, at some point, elect to obtain a new line of credit or other source of financing to fund additional investments in the business. If we decide to pursue additional financing in the future, it may be in the form of a bank line, a new loan or investment by others, an equity raise by Acorn, which could then facilitate a loan by Acorn to OmniMetrix, or any combination thereof. Whether alternative funds, such as third-party loans or investments, will be available at the time required and on terms acceptable to Acorn and OmniMetrix cannot be determined at this time.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of December 31, 2024.

Cash Payments Due to Contractual Obligations

	Years Ending December 31, (in thousands)
	Total	2025	2026-2027	2028-2029
Software agreements	$20	$20	$—	$—
Operating leases*	99	99	—	—
Contractual services	443	233	210	—
Purchase obligations**	603	603	—	—
Total contractual cash obligations	$1,165	$955	$210	$—

*Reflects the gross amount of the operating lease liabilities. Imputed interest is $1,000 resulting in $98,000 included in current liabilities. Does not include rent amounts to be received under the sublease.

**Reflects open purchase orders for components/parts to be delivered over the next twelve months as sales forecast requires.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Furnished at the end of this report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, due to the material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2024.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based upon the document “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment and those criteria, management concluded that due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2024.

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

The material weaknesses management identified were caused by an insufficient complement of resources at the Company’s OmniMetrix subsidiary and limited IT system capabilities, such that individual control policies and procedures could not be implemented, maintained, or remediated when and where necessary. Management identified the following material weaknesses set forth below in our internal control over financial reporting:

●	The Company had ineffective design and operation of information technology general controls (ITGCs) over logical access, program change management, and vendor management controls.

●	The Company had ineffective design and operation of internal controls over financial reporting related to segregation of duties and journal entries. The weakness related to segregation of duties arises due to insufficient segregation of duties within the Company’s ERP system. Specifically, two individuals currently have access to both the recording and approval of financial transactions, which increases the risk of unauthorized adjustments. The weakness related to journal entries stems from the ERP’s functionality that allows users to modify journal entries after they have been posted. This capability creates a risk of unauthorized changes to financial records.

●	The Company had ineffective design and operation of controls including management review controls, over the Company’s projected financial information within the Company’s deferred tax asset valuation allowance analysis.

A material weakness is defined as a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses identified, and the related risks are not uncommon in a company of our size because of the limitations in the location, size and number of our staff. The material weaknesses identified, however, did not result in any material misstatements of the Company’s consolidated financial statements and disclosures for any interim periods during, or for, the annual period ended December 31, 2024.

Remediation Actions

Management intends to continue to focus on strengthening the Company’s internal controls. Management expects to make progress towards reducing the risk that the material weakness could result in a material misstatement of the Company’s annual or interim consolidated financial statements. As business conditions allow and resources permit, management will continue to systematically build the necessary capabilities and infrastructure to implement corrective actions.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2024, we have implemented the following (i) a process pursuant to which System and Organization Controls (SOC) reports are obtained from third-party vendors on a recurring schedule and such reports are evaluated for any issues, (ii) provisioning/termination controls with signed and authenticated authorizations, and (iii) change controls for development processes that require authorizations, peer review, quality assurance documentation, ticket matching of changes to work authorizations and overall change controls. It is our belief that these added controls and related actions will effectively remediate the existing material weaknesses. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Other than the remediation actions described above, there were no other changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of fiscal year 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is certain information concerning the directors and certain officers of the Company:

Name	Age	Position
Jan H. Loeb	66	Director, President and Chief Executive Officer of Acorn Energy, Inc. and Acting CEO of OmniMetrix
Gary Mohr	66	Director and member of our Audit, Nominating and Compensation Committees
Michael F. Osterer	79	Director and member of our Audit, Nominating and Compensation Committees
Peter Rabover	44	Director
Samuel M. Zentman	79	Director, Chairman of our Audit Committee and member of our Nominating and Compensation Committees
Tracy S. Clifford	56	Chief Financial Officer of Acorn Energy, Inc. and COO of OmniMetrix

Jan H. Loeb has served as our President and CEO since January 28, 2016 and as Acting CEO of OmniMetrix since December 1, 2019. He was appointed to our Board in August 2015 pursuant to the terms of our loan and security agreement with Leap Tide Capital Partners III, LLC (the “Leap Tide Loan Agreement”). He was also appointed to the Board of our then subsidiary DSIT in August 2015 pursuant to the terms of the Leap Tide Loan Agreement and held that position until the sale of our remaining interest in DSIT in February 2018. Mr. Loeb has more than 40 years of money management and investment banking experience. He has been the Managing Member of Leap Tide Capital Management LLC since 2007. From 2005 to 2007, he served as the President of Leap Tide’s predecessor, Leap Tide Capital Management Inc., which was formerly known as AmTrust Capital Management Inc. He served as a Portfolio Manager of Chesapeake Partners from February 2004 to January 2005. From January 2002 to December 2004, he served as Managing Director at Jefferies & Company, Inc. From 1994 to 2001, he served as Managing Director at Dresdner Kleinwort Wasserstein, Inc. (formerly Wasserstein Perella & Co., Inc.). He served as a Lead Director of American Pacific Corporation from July 8, 2013 to February 27, 2014, and also served as its Director from January 1997 to February 27, 2014. He served as an Independent Director of Pernix Therapeutics Holdings Inc. (formerly, Golf Trust of America, Inc.) from 2006 to August 31, 2011. He served as a Director of TAT Technologies, Ltd. from August 2009 to December 21, 2016. He served as a Director of Keweenaw Land Association, Ltd. from December 2016 until May 2019. He has served as President, Executive Chairman and board member of NovelStem International Corp since July 2018, and as a board member of Gyrodyne, LLC since July 2023.

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

Peter Rabover was appointed to the Board in March 2023. Mr. Rabover is currently the chief financial officer for Grodivo, a corporate culture measurement software company. He has been an active buyside investor for over 20 years, and is currently the Managing Director of Artko Capital LP, a partnership focused on microcap investments, which is a role he has held since he founded the partnership in 2015. In such capacity, Mr. Rabover has advised on a wide range of corporate finance activities for dozens of companies. Prior to founding Artko Capital, he worked for Scharf Investments from 2012 to 2014, and Hahn Capital Management from 2005 to 2011 in an analyst capacity. He served in the United States Peace Corps in Kazakhstan from 2003 to 2005 as an Economic Development Volunteer. Mr. Rabover started his career as an auditor for United States Steel Corporation from 2001 to 2003. He holds an undergraduate degree from Duquesne University, a Masters of Business Administration from the University of Virginia’s Darden School of Business and is a CFA Charterholder.

Key Attributes, Experience and Skills. Mr. Rabover has a wide range of corporate finance, audit and capital allocation acumen and experience as well as a unique shareholder perspective gained through a long career of managing outside capital and finding successful investments.

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

Section 16(a) Beneficial Ownership Reporting Compliance; Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. These persons are also required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Further, we have implemented measures to ensure timely filing of Section 16(a) reports by our executive officers and directors. Based solely on our review of such forms or written representations from certain reporting persons, we believe that during 2024 our executive officers and directors complied with the filing requirements of Section 16(a).

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all our directors, officers and employees. This code of ethics is designed to comply with the NASDAQ marketplace rules related to codes of conduct. Our code of ethics may be accessed under “Investor Relations” on our website at www.acornenergy.com. We also intend to satisfy any disclosure requirement under Item 5.05 on Form 8-K regarding an amendment to, or waiver from, a provision of our code of ethics by posting such information on our website, www.acornenergy.com.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by directors, officers and employees, and by the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us. A copy of the policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Executive and Director Compensation

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)		All Other Compensation ($)	Total ($)
Jan H. Loeb	2024	321,360	(3)	—	13,009	(5)	—	334,369
President and CEO of the Company and Acting CEO of OmniMetrix (1)	2023	312,000	(3)	—	9,142	(6)	—	321,142

Tracy S. Clifford	2024	216,300	(4)	—	13,009	(7)	—	229,309
CFO of the Company and COO of OmniMetrix (2)	2023	210,000	(4)	—	18,000	(8)	—	228,000

(1)	Mr. Loeb began serving as President and CEO of the Company on January 28, 2016 and as Acting CEO of OmniMetrix on December 1, 2019.
(2)	Ms. Clifford began serving as CFO of the Company on June 1, 2018 and as COO of OmniMetrix on December 1, 2019.
(3)	Represents the consulting fee paid for the provision of Mr. Loeb’s services to the Company as President and CEO of the Company and Acting CEO of OmniMetrix.
(4)	Represents the consulting fee paid for the provision of Ms. Clifford’s services as CFO of the Company and COO of OmniMetrix.

(5)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 2,200 options granted on January 2, 2024 with an exercise price of $6.09. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 4.0% (ii) an expected term of 4.88 years (iii) an assumed volatility of 194.1% and (iv) no dividends.
(6)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 2,187 options granted on January 1, 2023 with an exercise price of $5.60 (as adjusted in connection with the September 2023 1-for-16 reverse stock split). The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 4.0% (ii) an expected term of 5.19 years (iii) an assumed volatility of 94.3% and (iv) no dividends.
(7)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 2,200 options granted on January 2, 2024 with an exercise price of $6.09. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 4.0% (ii) an expected term of 4.88 years (iii) an assumed volatility of 194.1% and (iv) no dividends.
(8)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 6,250 options granted on June 1, 2023 with an exercise price of $4.96 (as adjusted in connection with the September 2023 1-for-16 reverse stock split). The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 3.9% (ii) an expected term of 3.7 years (iii) an assumed volatility of 93.8% and (iv) no dividends.

Executive Compensation for 2024 and 2023

Jan H. Loeb. On January 2, 2024, the Company entered into a consulting agreement (the “2024 Loeb Consulting Agreement”) extending its arrangements for compensation of Mr. Loeb. Pursuant to the 2024 Loeb Consulting Agreement, Mr. Loeb received cash compensation of $16,780 per month for service as President and CEO of Acorn, and an additional $10,000 per month for serving as Acting CEO of OmniMetrix. Mr. Loeb also received a grant of options on January 2, 2024 to purchase 2,200 shares of the Company’s common stock, which are exercisable at an exercise price equal to the December 29, 2023, closing price of the common stock of $6.09 per share. Twenty-five percent (25%) of the options were vested immediately; the remaining options vested in three equal increments on April 1, 2024, July 1, 2024 and October 1, 2024. The exercise period and other terms are otherwise substantially the same as the terms of the options granted by the Company to its outside directors. The 2024 Consulting Agreement expired on December 31, 2024; the Company and Mr. Loeb have entered into a new consulting agreement for 2025 as described below under Employment Arrangements.

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

Tracy S. Clifford. On January 2, 2024, the Company entered into an Amended and Restated Consulting Agreement with Ms. Clifford (the “2024 Clifford Consulting Agreement”) for the provision of Ms. Clifford’s services as both CFO of Acorn and COO of OmniMetrix. The 2024 Clifford Consulting Agreement amends, restates and replaces in its entirety the 2023 Clifford Consulting Agreement. The 2024 Clifford Consulting Agreement has an effective date of January 1, 2024, had an initial one-year term, and automatically renews for an additional year upon the expiration of each one-year term unless earlier terminated as provided therein. Pursuant to the 2024 Clifford Consulting Agreement, Ms. Clifford receives cash compensation of $18,025 per month. In the event of termination, other than for cause, Ms. Clifford shall be entitled to continuation, for a period of six months following the date of such termination, of the monthly cash compensation in effect at the time of such termination. Pursuant to the terms of the 2024 Clifford Consulting Agreement, Ms. Clifford also received a grant of options on January 2, 2024, to purchase 2,200 shares of the Company’s common stock, which are exercisable at an exercise price equal to the December 29, 2023, closing price of the common stock of $6.09 per share. Twenty-five percent (25%) of the options were vested immediately; the remaining options vested in three equal increments on April 1, 2024, July 1, 2024 and October 1, 2024. On each subsequent anniversary of January 1, 2024, so long as the 2024 Clifford Consulting Agreement has not been terminated, the Company will grant Ms. Clifford 2,200 stock options exercisable at an exercise price equal to the then-current stock price. Twenty-five percent (25%) of the options will be vested immediately as of the date of grant; the remaining options will vest in three equal increments on April 1, July 1 and October 1 during the first nine months following the date of grant. The exercise period and other terms are otherwise substantially the same as the terms of the options granted by the Company to its outside directors. This agreement auto renewed on January 1, 2025.

On June 1, 2023, the Company entered into an Amended and Restated Consulting Agreement with Ms. Clifford (the “2023 Clifford Consulting Agreement”). The 2023 Clifford Consulting Agreement began on June 1, 2023, had a one-year term, and was to automatically renew for an additional year upon the expiration of each one-year term unless earlier terminated as provided therein. Pursuant to the 2023 Clifford Consulting Agreement, Ms. Clifford received cash compensation of $17,500 per month, as well as a grant of options on June 1, 2023, to purchase 6,250 shares of our common stock, which are exercisable at an exercise price per share equal to the May 31, 2023, closing price of the common stock of $4.96 per share (as adjusted in connection with the September 2023 1-for-16 reverse stock split). Twenty-five percent (25%) of the options were vested immediately; the remaining options vested in three equal increments on September 1, 2023, December 1, 2023 and March 1, 2024. On January 2, 2024, the Company entered into a new consulting agreement with Tracy Clifford Consulting, LLC, that amends, restates and replaces in its entirety the 2023 Clifford Consulting Agreement, as described above. From January to May 2023, Ms. Clifford received cash compensation of $17,500 per month pursuant to the terms of the Amended and Restated Consulting Agreement entered into by the Company and Tracy Clifford Consulting, LLC on June 1, 2022.

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

Jan H. Loeb

On January 6, 2025, the Company entered into a new consulting agreement (the “2025 Loeb Consulting Agreement”) extending its arrangements for compensation of Mr. Loeb. Pursuant to the 2025 Loeb Consulting Agreement, Mr. Loeb will receive cash compensation of $16,780 per month for service as President and CEO of Acorn, and an additional $10,000 per month for so long as he serves as Acting CEO of OmniMetrix. Mr. Loeb also received a grant of options on January 6, 2025 to purchase 2,200 shares of the Company’s common stock, which are exercisable at an exercise price equal to the January 3, 2025, closing price of the common stock of $17.50 per share. Twenty-five percent (25%) of the options were vested immediately; the remaining options shall vest in three equal increments on April 1, 2025, July 1, 2025 and October 1, 2025. The exercise period and other terms are otherwise substantially the same as the terms of the options granted by the Company to its outside directors. The 2025 Loeb Consulting Agreement expires on December 31, 2025, unless terminated early as provided therein.

Tracy S. Clifford

On January 1, 2025, the 2024 Clifford Consulting Agreement discussed above for the provision of Ms. Clifford’s services as both CFO of Acorn and COO of OmniMetrix automatically renewed for another one-year term. Pursuant to the 2024 Clifford Consulting Agreement, Ms. Clifford receives cash compensation of $18,025 per month. Ms. Clifford also received a grant of options on January 1, 2025 to purchase 2,200 shares of the Company’s common stock, which are exercisable at an exercise price equal to the December 31, 2024, closing price of the common stock of $17.89 per share. Twenty-five percent (25%) of the options were vested immediately; the remaining options shall vest in three equal increments on April 1, 2025, July 1, 2025 and October 1, 2025. The exercise period and other terms are otherwise substantially the same as the terms of the options granted by the Company to its outside directors.

Outstanding Equity Awards at 2024 Fiscal Year End

The following table sets forth all outstanding equity awards made to each of the Named Executive Officers that were outstanding at December 31, 2024.

OPTIONS TO PURCHASE ACORN ENERGY, INC. STOCK
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Jan H. Loeb	2,187	—	5.92	January 1, 2027
	2,187	—	7.68	January 1, 2028
	2,187	—	10.08	January 1, 2029
	2,187	—	5.60	January 1, 2030
	2,200	—	6.09	January 2, 2031

Tracy S. Clifford	1,875	—	6.56	June 1, 2025
	1,875	—	4.48	June 25, 2026
	3,125	—	3.68	June 8, 2027
	6,250	—	9.92	May 10, 2028
	3,125	—	7.04	June 1, 2029
	6,250		4.96	June 1, 2030
	2,200	—	6.09	January 2, 2031

Option and Warrant Exercises

Options were exercised by Jan Loeb on December 9, 2024, for 2,187 shares at an exercise price of $5.60 per share and on February 21, 2024, for 2,187 shares at an exercise price of $5.76 per share.

Warrants were exercised by Leap Tide Capital Management, LLC (of which Mr. Loeb is the Managing Member), on March 2, 2023, for 2,187 shares at an exercise price of $2.08 per share.

Non-qualified Deferred Compensation

There was no executive non-qualified deferred compensation activity for either of our named executive officers for the year ended December 31, 2024.

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

Compensation of Directors

The Board reviews non-employee director compensation on an annual basis. Our compensation policy for non-employee Directors for 2024 was as follows:

Each non-employee Director (other than the Executive Chairman) receives an annual retainer of $15,000, plus an annual grant on January 1 of an option to purchase 625 shares of Company Common Stock.

Upon a non-employee Director’s first election or appointment to the Board, such newly elected/appointed Director will be granted an option to purchase 1,562 shares of Company Common Stock. Each option granted to a newly elected/appointed Director shall vest for the purchase of one-third of the shares purchasable under such option on each of the three anniversaries following the date of the first election or appointment.

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

The following table sets forth information concerning the compensation earned for service on our Board of Directors during the fiscal year ended December 31, 2024 by each individual who served as a director at any time during the fiscal year (other than Mr. Loeb who was not separately compensated for his Board service).

DIRECTOR COMPENSATION IN 2024

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)		All Other Compensation ($)	Total ($)
Samuel M. Zentman	25,000	(2)	3,695	(1)	—	28,695
Gary Mohr	17,000	(3)	3,695	(1)	—	20,695
Peter Rabover	15,000	(4)	3,695	(1)		18,695
Michael F. Osterer	17,000	(3)	3,695	(1)	—	20,695

(1)	On January 1, 2024, Samuel M. Zentman, Gary Mohr, Peter Rabover, and Michael F. Osterer were each granted 625 options to acquire stock in the Company. The options had an exercise price of $6.09 and were to expire on January 1, 2031. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 3.86% (ii) an expected term of 4.9 years (iii) an assumed volatility of 194.1% and (iv) no dividends.
(2)	Represents the annual retainer of $15,000 as a non-employee director and $10,000 received for services rendered as Chairman of the Audit Committee.
(3)	Represents the annual retainer of $15,000 as a non-employee director plus $2,000 received for services rendered as a member of the Audit Committee.
(4)	Represents the annual retainer of $15,000 as a non-employee director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

OWNERSHIP OF THE COMPANY’S COMMON STOCK

The following table and the notes thereto set forth information, as of March 4, 2025, concerning beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of common stock by (i) each director of the Company, (ii) each executive officer (iii) all executive officers and directors as a group, and (iv) each holder of 5% or more of the Company’s outstanding shares of common stock.

Name and Address of Beneficial Owner (1) (2)	Number of Shares of Common Stock Beneficially Owned (2)		Percentage of Common Stock Outstanding (2)
Jan H. Loeb	527,497	(3)	21.07%
Gary Mohr	73,862	(4)	2.96%
Michael F. Osterer	182,058	(5)	7.29%
Peter Rabover	125,196	(6)	5.02%
Samuel M. Zentman	10,679	(7)	*
Tracy S. Clifford	26,925	(8)	1.07%
All executive officers and directors of the Company as a group (6 people)	894,134	(9)	35.11%
Joel Charles Sklar	162,111	(10)	6.51%

* Less than 1%

(1)	Unless otherwise indicated, the address for each of the beneficial owners listed in the table is in care of the Company, 1000 N West Street, Suite 1200, Wilmington, Delaware 19801.

(2)	Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares, as of a given date which such person has the right to acquire within 60 days after such date. Percentage information is based on the 2,491,130 shares outstanding as of March 4, 2025.

(3)	Consists of 242,198 shares held by Mr. Loeb directly, 273,251 shares held by Leap Tide Capital Acorn LLC, and 12,048 shares underlying currently exercisable options held by Mr. Loeb. Mr. Loeb is the sole manager of Leap Tide Capital Acorn LLC, with sole voting and dispositive power over the securities held by such entity. Mr. Loeb disclaims beneficial ownership of the securities held by Leap Tide Capital Acorn LLC except to the extent of his pecuniary interest therein.

(4)	Consists of 68,238 shares beneficially held by Mr. Mohr (including 52,083 shares held by UE Systems Inc.), and 5,624 shares underlying currently exercisable options.

(5)	Consists of 176,107 shares beneficially held by Mr. Osterer (including 52,083 shares held by UE Systems Inc.), and 5,951 shares underlying currently exercisable options.

(6)	Consists of 123,218 shares held by Artko Capital LP and 1,978 shares underlying currently exercisable options held by Mr. Rabover. Mr. Rabover is Managing Director of Artko Capital LP, with sole voting and dispositive power over the securities held by such entity. Mr. Rabover disclaims beneficial ownership of the securities held by Artko Capital LP except to the extent of his pecuniary interest therein.

(7)	Consists of 6,617 shares and 4,062 shares underlying currently exercisable options.

(8)	Consists of 1,125 shares and 25,800 shares underlying currently exercisable options.

(9)	Consists of 838,671 shares and 55,463 shares underlying currently exercisable options.

(10)	The information is based on a Schedule 13G filed by Mr. Sklar with the SEC on October 18, 2024, reporting beneficial ownership as of that date. Mr. Sklar reported that he has sole voting power and sole dispositive power with respect to all 162,111 shares of Common Stock.

EQUITY COMPENSATION PLAN INFORMATION

The table below provides certain information concerning our equity compensation plans as of December 31, 2024.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	3,451	$5.28	—
Equity Compensation Plans Not Approved by Security Holders	66,698	$6.58	70,806
Total	70,149	$6.52	70,806

The grants made under our equity compensation plans not approved by security holders represent 66,698 options which were granted under our 2006 Stock Incentive Plan following the original expiration of the Plan on February 8, 2017. These grants were made to directors and officers at exercise prices equal to the fair market value on the date of the grant. The options generally vest over a one-year period and expire seven years from the date of the grant. In February 2019, the Company’s Board ratified all option grants made under our 2006 Stock Incentive Plan following the original expiration of the Plan on February 8, 2017 and extended the expiration date of the Amended and Restated 2006 Stock Incentive Plan until December 31, 2024. In March 2025, the Company’s Board ratified all option grants made under our Amended and Restated 2006 Stock Incentive Plan following expiration of the Plan on December 31, 2024 and extended the expiration date of the Amended and Restated 2006 Stock Incentive Plan until December 31, 2034.

Equity awards are granted to our named executive officers pursuant to the terms of their consulting agreements. The 2024 Loeb Consulting Agreement and the 2025 Loeb Consulting Agreement each provided for, on the date the respective agreement was executed, a grant of 2,200 stock options exercisable at an exercise price equal to the then-current stock price. The 2024 Clifford Consulting Agreement calls for, on each anniversary of January 1, 2024, so long as the 2024 Clifford Consulting Agreement has not been terminated, a grant of 2,200 stock options exercisable at an exercise price equal to the then-current stock price. Our director compensation policy currently calls for an annual grant of stock options to our directors on the first day of the applicable fiscal year. In addition, equity awards may be granted at other times during the year to new hires, employees receiving promotions, and in other special circumstances.

We do not grant equity awards in anticipation of the release of material, nonpublic information or time the release of material, nonpublic information based on equity award grant dates, vesting events, or sale events. For all stock option awards, the exercise price is the closing price of our common stock on the OTCQB marketplace on the last trading day preceding the date of grant.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Accounting Fees

Marcum, LLP

The following table summarizes the fees billed to Acorn for professional services rendered by Marcum, LLP for the years ended December 31, 2024 and 2023.

	2024	2023
Audit fees	$144,835	$122,990
Tax fees	23,107	13,511
All other fees	—	—
Total	$168,772	$136,501

Audit Fees were for professional services rendered for the audits of the consolidated financial statements of the Company, assistance with review of documents filed with the SEC, consents, and other assistance required to be performed by our independent accountants.

Tax Fees generally consist of tax compliance and return preparation fees.

Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of the auditor. The Audit Committee pre-approved all audit and non-audit services rendered by our principal accountant in 2024 and 2023.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial Statements of the Registrant

The consolidated financial statements of the Registrant and the reports thereon of the Registrant’s Independent Registered Public Accounting Firms are included in this Annual Report beginning on page F-1.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

(a)(3) List of Exhibits

No.

3.1	Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

3.2	Certificate of Amendment to Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed September 8, 2023).

3.3	By laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S 1 (File No. 33 44027) (the “1992 Registration Statement”)).

3.4	Amendments to the By Laws of the Registrant adopted December 27, 1994 (incorporated herein by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K dated January 10, 1995).

3.5	Amendment to By-laws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed September 8, 2023).

4.1	Specimen certificate for the common stock (incorporated herein by reference to Exhibit 4.2 to the 1992 Registration Statement).

4.2	Form of Representative Warrant (incorporated herein by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed October 15, 2013)

4.3	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed December 20, 2010).

4.4	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.01 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

4.5	Form of Investor Warrant (incorporated herein by reference to Exhibit 4.02 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

4.6	Registration Rights Agreement, dated as of October 31, 2014 (incorporated herein by reference to Exhibit 4.03 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

4.7	Amended and Restated Articles of Incorporation of OMX Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016)

4.8	Form of Warrant, dated as of March 16, 2016, of Acorn Energy, Inc., issued to Leap Tide Capital Management LLC (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

#10.1*	Acorn Energy, Inc. Amended and Restated 2006 Stock Incentive Plan.

10.2*	Forms of Option Award Certificate and Option Award Agreement under the Registrant’s Amended and Restated 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual report on Form 10-K for the year ended December 31, 2018).

10.3*	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual report on Form 10-K for the year ended December 31, 2011).

10.4	Form of Registration Rights Agreement between Acorn Energy, Inc. and the Backstop Purchasers (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1/A filed on June 4, 2019).

10.5*	Consulting Agreement, dated January 6, 2025, by and between the Registrant and Jan H. Loeb (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 8, 2025).

10.6*	Amended and Restated Consulting Agreement, dated January 2, 2024, by and between the Registrant and Tracy Clifford Consulting, LLC (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed January 5, 2024).

#19.1	Acorn Energy, Inc. Insider Trading Policy

#21.1	List of subsidiaries.

#23.1	Consent of Marcum, LLP.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-K for the year ended December 31, 2024, filed on March 6, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

#104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wilmington, State of Delaware, on March 6, 2025.

ACORN ENERGY, INC.

By:	/s/ Jan H. Loeb
Jan H. Loeb
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jan H. Loeb	President, Chief Executive Officer and	March 6, 2025
Jan H. Loeb	Director (Principal Executive Officer)

/s/ Tracy S. Clifford	Chief Financial Officer (Principal Financial	March 6, 2025
Tracy S. Clifford	Officer and Principal Accounting Officer)

/s/ Gary Mohr	Director	March 6, 2025
Gary Mohr

/s/ Michael F. Osterer	Director	March 6, 2025
Michael F. Osterer

/s/ Peter Rabover	Director	March 6, 2025
Peter Rabover

/s/ Samuel M. Zentman	Director	March 6, 2025
Samuel M. Zentman

ACORN ENERGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Acorn Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acorn Energy, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in equity (deficit), and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Realizability of Deferred Tax Assets

Critical Audit Matter Description

As described in Note 10 of the financial statements, at December 31, 2024, the Company had deferred tax assets of $4.4 million (net of a $11.4 million valuation allowance). Deferred tax assets are reduced by a valuation allowance if, based upon the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Auditing the Company’s analysis of the realizability of its deferred tax assets required complex auditor judgment because the amounts are material to the financial statements and the assessment process involves significant judgment related to the projections of future taxable income that may be affected by future market or economic conditions.

How the Critical Audit Matter Was Addressed in the Audit

We obtained an understanding and evaluated the design of controls that address the risks of material misstatement relating to the realizability of deferred tax assets. This included controls over management’s projected financial information that have been identified as a source of future taxable income.

To test the Company’s assessment of the realizability of deferred tax assets and the resulting valuation allowance, our audit procedures included, among others, testing the Company’s calculation of future taxable income from the reversal of existing temporary taxable differences. In addition, we evaluated projected future taxable income exclusive of reversing temporary differences and carryforwards. We involved our tax professionals to assist in evaluating the application of tax law in the Company’s consideration of the sources of future taxable income.

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2010.

Marlton, New Jersey

March 6, 2025

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash	$2,326	$1,449
Accounts receivable, net	1,933	536
Inventory, net	436	962
Other current assets	288	280
State income tax receivable	10	—
Deferred cost of goods sold (COGS)	406	809
Total current assets	5,399	4,036
Property and equipment, net	505	570
Right-of-use assets, net	84	193
Deferred COGS	70	476
Other assets	103	174
Deferred tax assets	4,435	—
Total assets	$10,596	$5,449

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$297	$288
Accrued expenses	290	132
Deferred revenue	3,521	4,034
Current operating lease liabilities	98	123
Other current liabilities	59	30
State income tax payable	19	—
Total current liabilities	4,284	4,607
Long-term liabilities:
Deferred revenue	712	1,550
Noncurrent operating lease liabilities	—	98
Other long-term liabilities	24	20
Total liabilities	5,020	6,275
Commitments and contingencies (Note 8)
Equity (deficit): Acorn Energy, Inc. stockholders
Common stock – $0.01 par value per share; Authorized – 42,000,000 shares; issued – 2,541,308 and 2,534,969 shares at December 31, 2024 and 2023, respectively; outstanding – 2,491,130 and 2,484,791 at December 31, 2024 and 2023, respectively	25	25
Additional paid-in capital	103,405	103,321
Accumulated stockholders’ deficit	(94,854)	(101,148)
Treasury stock, at cost – 50,178 shares at December 31, 2024 and December 31, 2023	(3,036)	(3,036)
Total Acorn Energy, Inc. stockholders’ equity (deficit)	5,540	(838)
Non-controlling interests	36	12
Total equity (deficit)	5,576	(826)
Total liabilities and equity (deficit)	$10,596	$5,449

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year ended December 31,
	2024	2023

Revenue	$10,986	$8,059
COGS	2,987	2,055
Gross profit	7,999	6,004
Operating expenses:
Research and development expense (R&D)	1,012	875
Selling, general and administrative (SG&A) expense	5,050	5,055
Total operating expenses	6,062	5,930
Operating income	1,937	74
Interest income, net	73	64
Income before income taxes	2,010	138
Current state tax expense	(123)	(9)
Deferred income tax benefit	4,435	—
Net income	6,322	129
Non-controlling interest share of income	(28)	(10)
Net income attributable to Acorn Energy, Inc. stockholders.	$6,294	$119

Basic and diluted net income per share attributable to Acorn Energy, Inc. stockholders:
Net income per share attributable to Acorn Energy, Inc. stockholders – basic	$2.53	$0.05
Net income per share attributable to Acorn Energy, Inc. stockholders –diluted	$2.51	$0.05
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. stockholders – basic	2,487	2,484
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. stockholders – diluted	2,512	2,503

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(IN THOUSANDS)

				Acorn Energy, Inc. Stockholders			Total Acorn
	Number of Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Energy, Inc. Stockholders’ Equity (Deficit)	Non- controlling interests	Total Equity (Deficit)
Balances as of December 31, 2022	2,482	$25	$103,261	$(101,267)	50	$(3,036)	$(1,017)	$6	$(1,011)
Net income	—	—	—	119	—	—	119	10	129
Proceeds from stock option exercise	2	*	5	—	—	—	5	—	5
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(4)	(4)
Stock-based compensation	—	—	55	—	—	—	55	—	55
Balances as of December 31, 2023	2,484	25	103,321	(101,148)	50	(3,036)	(838)	12	(826)

Net income	—	—	—	6,294	—	—	6,294	28	6,322

Proceeds from stock option exercises	7	*	28	—	—	—	28	—	28
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(4)	(4)
Stock-based compensation	—	—	56	—	—	—	56	—	56
Balances as of December 31, 2024	2,491	$25	$103,405	$(94,854)	50	$(3,036)	$5,540	$36	$5,576

*	less than $1

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year ended December 31,
	2024	2023
Cash flows provided by operating activities:
Net income	$6,322	$129
Depreciation and amortization	121	161
Decrease in the provision for credit losses	(6)	—
Impairment of inventory	12	8
Non-cash lease expense	129	128
Deferred income tax benefit	(4,435)	—
Stock-based compensation	56	55
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,391)	61
Decrease (increase) in inventory	514	(181)
Decrease in deferred COGS	809	409
Decrease in other current assets and other assets	63	49
Increase in state income tax receivable	(10)	—
Decrease in deferred revenue	(1,351)	(587)
Decrease in operating lease liability	(143)	(138)
Increase in state income tax payable	19	—
Increase (decrease) in accounts payable, accrued expenses, other current liabilities and non-current liabilities	196	(22)
Net cash provided by operating activities	905	72

Cash flows used in investing activities:
Investments in technology	(48)	(76)
Equipment purchases	(8)	(2)
Net cash used in investing activities	(56)	(78)

Cash flows provided by financing activities:
Warrant exercise proceeds	—	5
Stock option exercise proceeds	28	—
Net cash provided by financing activities	28	5

Net increase (decrease) in cash	877	(1)
Cash at the beginning of the year	1,449	1,450
Cash at the end of the year	$2,326	$1,449

Supplemental cash flow information:
Cash paid during the year for:
Interest	$1	$3
Income taxes	$108	$—

Non-cash investing and financing activities:

Accrued preferred dividends to former CEO of OmniMetrix (see Note 3)	$4	$4

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

See Notes 12 and 13 for segment information and major customers.

Acorn’s shares are traded on the OTCQB marketplace under the symbol ACFN.

(b) Liquidity

As of December 31, 2024, the Company had $2,326,000 of consolidated cash.

At December 31, 2024, the Company had working capital of $1,115,000. Its working capital includes $2,326,000 of cash and deferred revenue of $3,521,000. Such deferred revenue does not require a significant cash outlay for the revenue to be recognized. Total deferred revenue decreased by $1,351,000, from $5,584,000 at December 31, 2023 to $4,233,000 at December 31, 2024, as a result of the sales mix of products sold. Based on the current products being sold, the Company expects continued decreases in the deferred revenue balance in the foreseeable future. The balance of deferred hardware revenue at December 31, 2024 will continue to be amortized over the months remaining in the three-year period since the hardware’s original date of shipment. Net cash increased during the year ended December 31, 2024 by $877,000, with $905,000 provided by operating activities, $56,000 used in investing activities, and $28,000 provided by financing activities.

As of March 4, 2025, the Company had cash of $2,800,000. The Company believes that such cash, plus the cash expected to be generated from operations, will provide sufficient liquidity to finance the corporate activities of Acorn and operating activities of OmniMetrix at their current level of operations for at least the twelve-month period from the issuance of these audited consolidated financial statements. The Company may, at some point, elect to obtain a new line of credit or other source of financing to fund additional investments in the business. If the Company decides to pursue additional financing in the future, it may be in the form of a bank line, a new loan or investment by others, an equity raise by Acorn which could then facilitate a loan by Acorn to OmniMetrix, or any combination thereof. Whether alternative funds, such as third-party loans or investments, will be available at the time and on terms acceptable to Acorn and OmniMetrix cannot be determined at this time.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All dollar amounts are rounded to the nearest thousand and, thus, are approximate.

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Acorn Energy, Inc. (“Acorn”) and its subsidiaries, OmniMetrix, LLC (“OmniMetrix”) and OMX Holdings, Inc. (collectively, with Acorn and OmniMetrix, “the Company”). Intercompany transactions and balances are eliminated in consolidation; profits from intercompany sales are also eliminated; and non-controlling interests are included in equity.

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

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to uncertainties with respect to valuation allowance.

Accounts Receivable and Credit Losses

Accounts receivable consists of trade receivables. Trade receivables are recorded at the invoiced amount, net of any allowance for credit losses.

The Company’s trade receivables primarily arise from the sale of our products to a national telecommunications company, independent residential dealers, industrial distributors and dealers, national and regional retailers, equipment distributors, and certain end users with payment terms generally ranging from 30 to 60 days. Certain very large commercial customers have 90 day terms. The Company evaluates the credit risk of a customer when extending credit based on a combination of various financial and qualitative factors that may affect the customer’s ability to pay. These factors include the customer’s financial condition and past payment experience.

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

For the Company, the contract assets of accounts receivable, deferred COGS and deferred sales commissions are subject to review under ASC 326 however, no credit losses on contract assets were incurred.

Inventory

Inventories are comprised of components (raw materials) and finished goods, which are measured at the lower cost or net realizable value.

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

All inventories are periodically reviewed to identify slow-moving and obsolete inventory. Management conducted an assessment and wrote-off inventory valued at $12,000 and $8,000 for the years ended December 31, 2024 and 2023, respectively.

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

Capitalization of Software

The Company capitalizes certain implementation costs incurred in a hosting arrangement that is a service contract to develop or obtain internal-use software. During the years ended December 31, 2024 and 2023, the Company capitalized internal-use software costs totaling $17,000 and $29,000, respectively.

Deferred Sales Commissions

The Company pays its employees sales commissions for sales of hardware and for first sales of monitoring services (not for renewals). In accordance with Topic 606, Revenue from Contracts with Customers, of the FASB Accounting Standards Codification (ASC 606”), the Company capitalizes as a contract asset the sales commissions on these sales. Commissions earned from the sales of the new hardware products will be recognized when the product is shipped. Commissions earned from the sales of monitoring services continue to be deferred and amortized over the period of service. Contract assets associated with monitoring services are amortized over the expected monitoring life, including renewals.

The contract assets of accounts receivable, deferred COGS and deferred sales commissions are subject to review under ASC 326 however, no credit losses on contract assets were incurred.

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

The lease obligation liability was $98,000 and $221,000 as of December 31, 2024 and December 31, 2023, respectively, which includes the office space lease and, in 2023, an office equipment lease entered into in April 2019.

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

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and that is evaluated on a regular basis by the chief operating decision-maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s operations are organized into two reportable segments: PG and CP. See Note 1, Nature of Operations, for the description of each of these segments. The Company’s organizational structure is based on factors that the CODM uses to evaluate, view and run the business operations, which include, but are not limited to, the customer base, market share, competitive landscape and technology. The CODM uses several metrics to evaluate the performance of the overall business, including number of connections, revenue and profit margin and uses these results to allocate resources to each of the segments.

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

Revenue from sales of the hardware products that are distinct products are recorded when shipped (with the exception of the hardware products under a material contract with one customer for which revenue is recognized when the unit is accepted) while the revenue from sales of the hardware products (product versions sold prior to September 1, 2023) that were not separable from the Company’s monitoring services was deferred and amortized over the estimated unit life. Product revenues are recognized at the point in time when control of the product is transferred to the customer, which typically occurs upon shipment or delivery to the one customer under a material contract. To determine when control has transferred, the Company considers if there is a present right to payment and if legal title, physical possession, and the significant risks and rewards of ownership of the asset has transferred to the customer. Revenue from the prepayment of monitoring fees (generally paid twelve months in advance) are recorded as deferred revenue upon receipt of payment from the customer and then amortized to revenue over the monitoring service period. This method provides a faithful depiction of the transfer of services as it aligns the recognition of revenue with the period in which the monitoring services are provided. By deferring the revenue and recognizing it over the service period, the financial statements accurately reflect the company’s performance and obligations to its customers. See Notes 12 and 13 for the disaggregation of the Company’s revenue for the periods presented.

Any sales tax, value added tax, and other tax the Company collects concurrent with revenue producing activities are excluded from revenue.

Warranty Provision

OmniMetrix generally grants their customers a one-year warranty on their products; however, large volume contracts may receive a longer-term warranty. Estimated warranty obligations are provided for as a cost of sales in the period in which the related revenues are recognized, based on management’s estimate of future potential warranty obligations and historical experience. Adjustments are made to accruals as warranty claim data and historical experience warrant. The Company’s warranty obligations may be materially affected by product or service failure rates and other costs incurred in correcting a product or service failure. Should actual product or service failure rates or other related costs differ from the Company’s estimates, revisions to the accrued warranty liability would be required.

Concentration of Credit Risk

The Company’s financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company’s cash was deposited with a U.S. bank and amounted to $2,326,000 at December 31, 2024. The Company does not believe there is a significant risk of non-performance by these counterparties. See Note 12(d) with respect to revenue from significant customers and concentrations of trade accounts receivables.

Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values, due to the short maturity of such instruments.

Research and Development Expenses

Research and development expenses consist primarily of labor and related expenses and are charged to operations as incurred.

Advertising Expenses

Advertising expenses are charged to operations as incurred. Advertising expense was $18,000 and $24,000 for each of the years ended December 31, 2024 and 2023, respectively, and are included in selling, general and administrative expenses on the consolidated statements of operations.

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

Sales Taxes

The Company accrues sales taxes based on determination of which of its products/services are subject to sales tax, and in which states and jurisdictions the tax applies. Further, the Company must determine which of its customers are exempt from the Company charging sales tax because the customer is a reseller or self-assesses and direct pays to states and other jurisdictions on purchases the customer makes from the Company. These determinations contain estimates and are subject to judgment and interpretation by taxing authorities in various states and other jurisdictions, which could result in recognizing materially different amounts in future periods. At December 31, 2024 and December 31, 2023, the amount of such accrual was $36,000 and $13,000, respectively.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are classified as non-current. Valuation allowances are established against deferred tax assets if it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in operations in the period that includes the date of the enactment. See Note 10(d) for the impact of the Tax Cuts and Jobs Act of 2017.

As of December 31, 2023, the Company had a full valuation allowance of $16,086,000. During the year ended December 31, 2024, the Company recorded a reduction in the valuation allowance of $4,686,000 that was previously recorded against our deferred tax assets. The Company considered all the positive and negative evidence related to the likelihood of realization of the deferred tax assets and determined, based on the weight of available evidence, it is more likely than not that some of the deferred tax assets will be realized. Therefore, the Company has released valuation allowance on its deferred tax assets (other than as stated above) in the amount of $4,435,000 for the year ended December 31, 2024. As of December 31, 2024, we believe, based on our projections, that a partial valuation allowance of $11,400,000 is necessary against our deferred tax assets. Management will continue to assess the need for the valuation allowance and will make adjustments when appropriate. Management’s projections and beliefs are based upon a variety of estimates and numerous assumptions made by our management with respect to, among other things, interest rates, forecasted revenue of the hardware sales and monitoring revenue or revenue streams that could generate sufficient income so that the Company can utilize our net operating loss (NOL) carryforwards and other matters, many of which are difficult to predict, are subject to significant uncertainties and are beyond our control. As a result, there is inherently uncertainty that the estimates and assumptions upon which these projections and beliefs are based will prove to be accurate, that the anticipated results will be realized or that the actual results will not be substantially higher or lower than the Company projected.

Income Tax Uncertainties

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed by applicable accounting principles. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more likely than not being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires the Company to determine the probability of various possible outcomes. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. The Company recognizes interest and penalties as incurred in interest income, net in the consolidated statements of operations.

As of December 31, 2024 and 2023, no interest or penalties were accrued on the consolidated balance sheets related to uncertain tax positions.

During the years ending December 31, 2024 and 2023, the Company had no changes in unrecognized tax benefits or associated interest and penalties as a result of tax positions made during the current or prior periods with respect to its continuing operations.

The Company is subject to U.S. Federal and state income tax. As of January 1, 2024, the Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2021, or for years before 2020 for state income taxes.

Basic and Diluted Net Income Per Share

Basic net income per share is computed by dividing the net loss attributable to Acorn Energy, Inc. by the weighted average number of shares outstanding during the year, excluding treasury stock. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding plus the dilutive potential of common shares which would result from the exercise of stock options and warrants. The dilutive effects of stock options and warrants are excluded from the computation of diluted net loss per share if doing so would be antidilutive.

The combined weighted average number of options and warrants that were excluded from the computation of diluted net loss per share, as they had an antidilutive effect, was 3,000 (which have a weighted average exercise price of $11.25) and 17,000 (which had a weighted average exercise price of $9.42) for the years ending December 31, 2024 and 2023, respectively.

The following data represents the amounts used in computing earnings per share and the effect on net loss and the weighted average number of shares of dilutive potential common stock (in thousands):

	Year ended December 31,
	2024	2023
Net income attributable to common stockholders	$6,294	$119

Weighted average shares outstanding:
Basic	2,487	2,484
Add: Stock options	25	19
Diluted	2,512	2,503

Basic net income per share	$2.53	$0.05
Diluted net income per share	$2.51	$0.05

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

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued Accounting Standards Update No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for us for our annual reporting for fiscal 2027 and for interim period reporting beginning in fiscal 2028 on a prospective basis. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact that the adoption of these standards will have on its consolidated financial statements and disclosures.

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

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective and was adopted for this annual reporting period, fiscal year-ended December 31, 2024.

NOTE 3—INVESTMENT IN OMNIMETRIX

The Company owns 99% of the Company’s OMX Holdings, Inc. subsidiary (“Holdings”) and the former CEO of OmniMetrix, LLC owns the remaining 1%.

NOTE 4—ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The Company has historically experienced immaterial write-offs given the nature of the customers that receive credit. As of December 31, 2024, the Company had gross receivables of $1,937,000 and an allowance for credit losses of $4,000.

	As of December 31,
	2024	2023
	(in thousands)
Accounts Receivable, net, beginning of period	$536	$597
Accounts Receivable, net, end of period	$1,933	$536

The following is a tabular reconciliation of the Company’s allowance for credit losses:

	As of December 31,
	2024	2023
	(in thousands)
Balance at beginning of period	$10	$10
(Decrease) increase in provision for credit losses	(6)	2
Net credits (charge-offs)	—	(2)
Balance at end of period	$4	$10

NOTE 5—INVENTORY

	As of December 31,
	2024	2023
	(in thousands)
Raw materials	$405	$904
Finished goods	31	58
	$436	$962

At December 31, 2024 and 2023, the Company’s inventory reserve for obsolescence was $6,000 and $8,000, respectively.

NOTE 6—PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	Estimated Useful Life (in years)	As of December 31,
		2024	2023
		(in thousands)
Cost:
Computer hardware and software	3 - 5	$724	$938
Equipment	7	133	157
Leasehold improvements	Term of lease	356	356
Intangible asset	Patent term	21	21
		1,234	1,472
Accumulated depreciation and amortization
Computer hardware and software		257	403
Equipment		122	153
Leasehold improvements		350	346
Intangible asset		*	*
		729	902
Property and equipment, net		$505	$570

*	less than $1,000

During the year ended December 31, 2024, the Company wrote off fully depreciated equipment and software with an original cost of $294,000. These assets were no longer in use and had no remaining economic value. The write-off had no impact on the Company’s financial position or results of operations, as the assets were fully depreciated.

Depreciation and amortization in respect of property and equipment amounted to $121,000 and $161,000 for 2024 and 2023, respectively.

NOTE 7—LEASES

OmniMetrix leases office space and office equipment under operating lease agreements. The office lease has an expiration date of September 30, 2025. The office equipment lease was entered into in April 2019 and had a sixty-month term. This lease is currently month-to-month until the Company negotiates a new term. Operating lease payments for 2024 and 2023 were $129,000 and $128,000, respectively. The future minimum lease payments on non-cancelable operating leases as of December 31, 2024 using a discount rate of 4.5% are 98,000. The 4.5% used is the incremental borrowing rate (established at the commencement of the lease) which, as defined in ASC 842, is the rate of interest that a lessee would have to pay to borrow, on a collateralized basis, over a similar term and in a similar economic environment, an amount equal to the lease payments. Supplemental cash flow information related to leases consisted of the following (in thousands):

	For the year ended December 31,
	2024	2023
Cash paid for operating lease liabilities	129	128

Supplemental balance sheet information related to leases consisted of the following:

As of December 31, 2024
Weighted average remaining lease terms for operating leases	0.75

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms of more than one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of December 31, 2024 (in thousands):

Year Ended December 31, 2024
2025	$99
Less: Imputed interest	(1)
Present value of operating lease liabilities (a)	$98

(a)	One hundred percent of this amount represents the current portion for operating leases.

On July 6, 2021, the Company entered into an agreement with King Industrial Realty, Inc., to sublease from the Company 1,900 square feet of office space of the Company’s 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia, for a monthly sublease payment of $2,375 (plus an annual escalator each year of 3%) which includes the base rent plus a pro-rata share of utilities, property taxes and insurance. Fifty percent of any excess rent received above the per square foot amount that the Company pays will be remitted to the Company’s landlord less the allocation of any shared expenses and leasehold improvements specific to the sublease. As of December 31, 2024, after the offset of the investment in leasehold improvements and other expenses related to the sublease, the Company paid its landlord $7,000, respectively. The Company has paid a total of $16,000 for its share of the sublease profit since the lease commencement. The sublease commenced on October 1, 2021 and will run through September 30, 2025 which is the end of the Company’s lease term with its landlord. Below are the future payments expected under the sublease net of the estimated annual service cost of $3,000 (gross of the estimated amount expected to be remitted to our landlord):

Total undiscounted cash flows	Year ended December 31, 2024
2025	$22

NOTE 8—COMMITMENTS AND CONTINGENCIES

The Company has $98,000 in operating lease obligations payable through 2025 and $496,000 in other contractual obligations. The contractual services include $233,000 payable through December 31, 2025, $195,000 payable through December 31, 2026, and $15,000 payable through December 31, 2027. The Company also has $603,000 in open purchase order commitments payable through December 31, 2025 of which $377,000 (63%) is to one electronics vendor.

NOTE 9— STOCKHOLDERS’ EQUITY (DEFICIT)

(a) Summary Employee Option Information

The Company’s stock option plans provide for the grant to officers, directors and employees of options to purchase shares of common stock. The purchase price may be paid in cash or, if the option is “in-the-money” at the end of the option term, it is automatically exercised “net.” In a net exercise of an option, the Company does not require a payment of the exercise price of the option from the option holder but reduces the number of shares of common stock issued upon the exercise of the option by the smallest number of whole shares that has an aggregate fair market value equal to or in excess of the aggregate exercise price for the option shares covered by the option exercised. Each option is exercisable for one share of the Company’s common stock. Most options expire within five to ten years from the date of the grant and generally vest over a three-year period from the date of the grant.

At December 31, 2024, 70,806 options were available for grant under the Amended and Restated 2006 Stock Incentive Plan and no options were available for grant under the 2006 Stock Option Plan for Non-Employee Directors. In 2024 and 2023, 8,350 (6,900 to directors and executive officers and 1,450 to other employees) and 14,936 (11,874 to directors and executive officers and 3,062 to other employees) options, respectively, were granted. In 2024 and 2023, there were no grants to non-employees (other than the non-employee directors and executive officers). The fair value of the options issued was $53,000 and $47,000 in 2024 and 2023, respectively.

7,708 options were exercised in the year ended December 31, 2024. 2,187 warrants and no options were exercised in the year ended December 31, 2023. The intrinsic value of options outstanding and of options exercisable at December 31, 2024 was $806,000 and $758,000, respectively. The intrinsic value of options outstanding and of options exercisable at December 31, 2023 was $40,000 and $35,000, respectively.

The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	2024	2023
Risk-free interest rate	3.9%	4.0%
Expected term of options, in years	4.88	4.01
Expected annual volatility	195.5%	85.0%
Expected dividend yield	—%	—%
Determined weighted average grant date fair value per option	$6.29	$3.16

The expected term of the options is the length of time until the expected date of exercising the options. The Company estimated volatility by considering historical stock volatility over the expected term of the option. The risk-free interest rates are based on the U.S. Treasury yields for a period consistent with the expected term. The Company expects no dividends to be paid. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in determining the estimated fair value of the Company’s stock options granted in the years ended December 31, 2024 and 2023. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

(b) Summary Option Information

A summary of the Company’s option plans as of December 31, 2024 and 2023, as well as changes during each of the years then ended, is presented below:

	2024		2023
	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	71,893	$6.41	58,966	$6.72
Granted at market price	8,350	$6.48	14,936	$5.33
Exercised	7,708	$5.28	—	$—
Forfeited or expired	2,386	$7.23	2,009	$7.15
Outstanding at end of year	70,149	$6.52	71,893	$6.41
Exercisable at end of year	66,032	$6.52	64,366	$6.44

Summary information regarding the options outstanding and exercisable at December 31, 2024 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in shares)	(in years)		(in shares)
$2.88 – $6.08	34,817	3.33	$5.16	32,150	$5.14
$6.10 – $10.08	35,332	3.48	$7.86	33,882	$7.83
	70,149			66,032

Stock-based compensation expense included in selling, general and administrative expense in the Company’s consolidated statements of operations was $56,000 and $55,000 for the years ending December 31, 2024 and 2023, respectively.

The total compensation cost related to non-vested awards not yet recognized was $19,000 and $18,000 as of December 31, 2024 and 2023, respectively.

(c) Warrants

The Company has issued warrants at exercise prices equal to or greater than the market value of the Company’s common stock at the date of issuance. A summary of warrant activity follows:

	2024		2023
	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Number of Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	—	$—	2,187	$2.08
Granted	—	$—	—	$—
Exercised	—	$—	(2,187)	$(2.08)
Forfeited or expired	—	$—	—	$—
Outstanding and exercisable at end of year	—	$—	—	$—

NOTE 10—INCOME TAXES

Prior to 2024, based on negative evidence (primarily a cumulative history of operating losses), the Company had a full valuation allowance against its net deferred tax assets. As of December 31, 2024, the Company considered all the positive and negative evidence related to the likelihood of realization of the deferred tax assets and determined, based on the weight of available evidence, it is more likely than not that some of the deferred tax assets will be realized. As of December 31, 2024 and 2023 the Company had recorded $15,933,000 and $16,215,000 of deferred tax assets before valuation allowance, respectively, which was offset by $11,400,000 and $16,086,000 of valuation allowance, respectively. The Company has recorded deferred tax liabilities of $98,000 and $129,000 as of December 31, 2024 and 2023, respectively, which have all been determined to be sources of future taxable income. The reduction of $4,686,000 of the valuation allowance is based on cumulative positive operating results over the prior three-year period and expectations about generating U.S. taxable income in the future. The remaining valuation allowance relates primarily to anticipated expirations of U.S. net operating losses prior to utilization based on our forecasts of future taxable income.

(a) Composition of income (loss) before income taxes is as follows (in thousands):

	Year ended December 31,
	2024	2023
Domestic	$2,010	$138

Income tax (benefit) expense consists of the following (in thousands):

	Year ended December 31,
	2024	2023
Current:
Federal	$—	$—
State and local	123	9
Current income tax (benefit) expense	123	9
Deferred:
Federal	(4,209)	—
State and local	(226)	—
Deferred income tax benefit	(4,435)	—
Total income tax (benefit) expense	$(4,311)	$9

(b) Effective Income Tax Rates

Set forth below is a reconciliation between the federal tax rate and the Company’s effective income tax rates with respect to continuing operations:

	Year ended December 31,
	2024	2023
Statutory Federal rates	21%	21%
Increase (decrease) in income tax rate resulting from:
Nondeductible/nontaxable items	0%	2%
State taxes	3%	4%
Rate change	(3)%	69%
Prior year rate change adjustment	—%	173%
Deferred true ups	(2)%	147%
Valuation allowance	(233)%	(409)%
Effective income tax rates	(214)%	7%

(c) Analysis of Deferred Tax Assets and (Liabilities) (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets (liabilities) consist of the following:
Employee benefits and deferred compensation	$72	$61
Deferred revenue	215	202
Lease liability	22	47
Intangible assets	218	311
Other temporary differences	113	46
Section 174 expenditures	440	290
NOL and capital loss carryforwards	14,853	15,258
Total deferred tax assets	15,933	16,215
Valuation allowance	(11,400)	(16,086)
Net deferred tax asset	4,533	129
Right-of-use asset	(19)	(41)
Fixed assets	(79)	(88)
Total deferred tax liabilities	(98)	(129)
Net deferred tax assets	$4,435	$—

Valuation allowances relate primarily to NOL carryforwards related to the Company’s consolidated tax losses as well as state tax losses related to the Company’s OmniMetrix subsidiary and book-tax differences related to asset impairments and stock compensation expense of the Company. During the year ended December 31, 2024 and 2023, the valuation allowance decreased by $4,686,000 and $567,000, respectively.

(d) Summary of Tax Loss Carryforwards

As of December 31, 2024, the Company had various NOL carryforwards expiring as follows (in thousands):

Expiration	Federal	State
2025 – 2031*	2,579	—
2032 – 2037*	59,389	14,967
Unlimited	4,958	1,877
Total	$66,926	$16,844

*	The utilization of a portion of these NOL carryforwards is limited due to limits on utilizing NOL carryforwards under Internal Revenue Service regulations following a change of control.

Under Section 382 of the Internal Revenue Code, the yearly utilization of a corporation’s NOL carryforwards may be limited following a change in ownership of greater than 50% (by value) over a three-year period. The yearly limitation is based on the value of the corporation immediately before the ownership change multiplied by the federal long-term tax-exempt rate. We are currently subject to the annual limitation under Sections 382 and 383 of the Internal Revenue Code for NOLs generated prior to 2014. As of December 31, 2024, the Company has not completed a recent 382 study and the remaining NOL carryforwards may be limited in the amount. The Company has maintained a full valuation allowance against the deferred tax assets for all NOLs which may be subject to the annual limitations under Section 382. The Company has determined that no limitation on the unreserved NOL carryforwards exists. The Company will complete a full analysis of the tax attribute carryforwards prior to any utilization of NOLs which are currently reserved.

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation (R&E) activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the December 2017 Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the US must be amortized over a 5-year period if incurred. R&E activities are broader in scope than qualified research activities considered under IRC Section 41 (relating to the research tax credit). For the year ended December 31, 2024, the Company performed an analysis based on available guidance and capitalized the required R&E costs. The Company will continue to monitor this issue for future developments.

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

NOTE 11—RELATED PARTY BALANCES AND TRANSACTIONS

The Company recorded fees to officers of $538,000 and $522,000 for the years ended December 31, 2024 and 2023, respectively, which is included in selling, general and administrative expenses.

The Company recorded fees to directors of $74,000 and $71,000 for the years ended December 31, 2024 and 2023, which is included in selling, general and administrative expenses.

The Company issued 8,350 (6,900 to directors and executive officers and 1,450 to other employees) and 14,936 (11,874 to directors and executive officers and 3,062 to other employees) options, in 2024 and 2023, respectively. 7,708 options were exercised in the year ended December 31, 2024. 2,187 warrants and no options were exercised in the year ended December 31, 2023. See Note 9 for further discussion.

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

NOTE 12—SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

(a) General Information

As of December 31, 2024, the Company continues to operate in two reportable operating segments, PG and CP, both of which are performed through the Company’s OmniMetrix subsidiary. See Note 1, Nature of Operations, for a description of these segments.

The Company’s reportable segments are strategic business units, offering different products and services and are managed separately by the CODM as each business requires different technology and marketing strategies.

The CODM is the Company’s Chief Executive Officer (CEO).

(b) Information about profit or loss and assets

The accounting policies of all the segments are those described in the summary of significant accounting policies. The Company evaluates performance by segment based on revenue (driven by the number of connections), gross profit and net income or loss before taxes.

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

Segment expense that is routinely provided to the CODM is COGS and R&D expense. R&D expense is allocated to each segment based on estimated time on projects within the segment. SG&A expense and interest income is allocated to each segment based on the percentage of segment revenue to total revenue instead of being specifically identified to each segment since the Company’s resources have a high level of shared utilization between the segments. Further, the CODM does not review the assets by segment.

The following tables represent segmented data for the years ended December 31, 2024 and 2023 (in thousands).

	PG	CP	Total
Year ended December 31, 2024:
Revenues from external customers	$9,882	$1,104	$10,986
COGS	2,548	439	2,987
Segment gross profit	7,334	665	7,999
R&D expense	851	161	1,012
SG&A expense	3,609	421	4,030
Segment operating income	2,874	83	2,957
Interest income, net	64	6	70
Segment income before income taxes	$2,938	$89	$3,027

Year ended December 31, 2023:
Revenues from external customers	$7,000	$1,059	$8,059
COGS	1,627	428	2,055
Segment gross profit	5,373	631	6,004
R&D expense	737	138	875
SG&A expense	3,471	527	3,998
Segment operating income (loss)	1,165	(34)	1,131
Interest income, net	55	8	63
Segment income (loss) before income taxes	$1,220	$(26)	$1,194

(c) The following tables represent a reconciliation of the segment data to the consolidated statement of operations and balance sheet data for the years ended and as of December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Total net income before income taxes for reportable segments	$3,027	$1,194
Unallocated cost of corporate headquarters	(1,017)	(1,056)
Consolidated net income before income taxes	$2,010	$138

	As of December 31,
	2024	2023
Assets:
Total assets for OmniMetrix subsidiary	$5,901	$5,163
Assets of corporate headquarters	260	286
Deferred tax assets	4,435	—
Total consolidated assets	$10,596	$5,449

	Year ended December 31,
	2024	2023
Revenues based on location of customer:
United States	$10,955	$7,992
Other	31	67
	$10,986	$8,059

All of the Company’s long-lived assets are located in the United States.

(d) Revenues and Accounts Receivable Balances from Major Customers (in thousands):

	Invoiced Sales								Accounts Receivable
	2024				2023				2024				2023
Customer	Total		%		Total		%		Balance		%		Balance		%
A		$1,843	19%		$	*	*	%		$1,188	61%		$	*	*	%
B	$	*	*	%	$	*	*	%	$	*	*	%		$134	25%

*	Balance is not significant.

The revenue and accounts receivable of both customer A and B are within the PG segment.

NOTE 13—REVENUE

OmniMetrix sells monitoring equipment (“HW”) and monitoring services (“Monitoring”). Prior to September 1, 2023, sales of OmniMetrix equipment typically did not qualify as a separate unit of accounting. As a result, revenue (and related costs) associated with sale of equipment was recorded to deferred revenue (and deferred cost of goods sold) upon shipment of PG and CP monitoring units. Revenue and related costs with respect to the sale of equipment were recognized over the estimated life of the units which was estimated to be three years. On September 1, 2023, OmniMetrix launched an updated version of its products that includes new functionality in its TrueGuard, AIRGuard, Patriot and Hero products that allows its customers to have options as it relates to obtaining and utilizing the data that is provided by its hardware devices. This new functionality allows for SIM card options, configuration options regarding IP address endpoints and DNS routes, and access to OmniMetrix’s over-the-air data protocol. This product update allows customers to have the option to purchase OmniMetrix’s monitoring service, monitor the products themselves if they have the ability in-house, or choose another monitoring provider if they so desire. OmniMetrix’s prior hardware product version could not function as a distinct product independent from its monitoring services. This new version’s functionality results in OmniMetrix’s hardware and monitoring services being capable of being two distinct products and services. OmniMetrix recognizes revenue, COGS and commissions from the sale of the new version of its hardware products when the product is shipped rather than over the estimated time that the unit is in service for the customer. The remaining balance of deferred hardware revenue from the prior version of these products will continue to be amortized each period until it is fully amortized. The modifications to the circuit boards and embedded firmware of hardware enclosures in inventory as of August 31, 2023 were made such that only the new version of these products was sold subsequent to this date.

The following table disaggregates the Company’s revenue for the years ended December 31, 2024 and 2023 (in thousands):

	HW	Monitoring	Total
Year ended December 31, 2024:
PG Segment	$5,579	$4,303	$9,882
CP Segment	854	250	1,104
Total Revenue	$6,433	$4,553	$10,986

	HW	Monitoring	Total
Year ended December 31, 2023:
PG Segment	$2,994	$4,006	$7,000
CP Segment	803	256	1,059
Total Revenue	$3,797	$4,262	$8,059

Deferred revenue activity for the year ended December 31, 2024 can be seen in the table below (in thousands):

	HW	Monitoring	Total
Balance at December 31, 2023	$2,965	$2,619	$5,584
Additions during the period	—	5,043	5,044
Recognized as revenue	(1,841)	(4,553)	(6,395)
Balance at December 31, 2024	$1,124	$3,109	$4,233

Amounts to be recognized as revenue in the year ending:
December 31, 2025	$956	$2,565	$3,521
December 31, 2026	168	541	709
December 31, 2027 and thereafter	—	3	3
	$1,124	$3,109	$4,233

The amount of hardware revenue recognized during the year ended December 31, 2024 that was included in deferred revenue at the beginning of the fiscal year was $1,841,000. The amount of monitoring revenue during the year ended December 31, 2024 that was included in deferred revenue at the beginning of the fiscal year was $2,268,000.

Deferred revenue activity for the year ended December 31, 2023 can be seen in the table below (in thousands):

	HW	Monitoring	Total
Balance at December 31, 2022	$3,751	$2,420	$6,171
Additions during the period	1,595	4,461	6,056
Recognized as revenue	(2,381)	(4,262)	(6,643)
Balance at December 31, 2023	$2,965	$2,619	$5,584

Reconciliation of Hardware Revenue	2024	2023
Amortization of deferred revenue	$1,841	$2,381
Sales of custom designed units and related accessories	26	259
Hardware sales (new product versions)	4,015	475
Other accessories, services, shipping and miscellaneous charges	551	682
Total hardware revenue	$6,433	$3,797

Deferred charges relate only to the sale of HW. Deferred charges activity for the year ended December 31, 2024 can be seen in the table below (in thousands):

Balance at December 31, 2023	$1,285
Additions during the period	—
Recognized as cost of sales	(809)
Balance at December 31, 2024	$476

Amounts to be recognized as cost of sales in the year ending:
December 31, 2025	$406
December 31, 2026 and thereafter	70
$476

Deferred charges relate only to the sale of HW. Deferred charges activity for the year ended December 31, 2023 can be seen in the table below (in thousands):

Balance at December 31, 2022	$1,694
Additions during the period	655
Recognized as cost of sales	(1,064)
Balance at December 31, 2023	$1,285

The following table provides a reconciliation of the Company’s sales commissions contract assets for the year ended December 31, 2024 (in thousands):

	HW	Monitoring	Total
Balance at December 31, 2023	$268	$96	$364
Additions during the period	—	73	73
Amortization of sales commissions	(164)	(45)	(209)
Balance at December 31, 2024	$104	$124	$228

The capitalized sales commissions are included in other current assets ($137,000) and other assets ($91,000) in the Company’s Consolidated Balance Sheets at December 31, 2024.

Amounts to be recognized as sales commissions expense in the year ending:
December 31, 2025	$137
December 31, 2026	55
December 31, 2027 and thereafter	36
$228

The following table provides a reconciliation of the Company’s sales commissions contract assets for the year ended December 31, 2023 (in thousands):

	HW	Monitoring	Total
Balance at December 31, 2022	$319	$80	$399
Additions during the period	148	53	201
Amortization of sales commissions	(199)	(37)	(236)
Balance at December 31, 2023	$268	$96	$364

The capitalized sales commissions are included in other current assets ($202,000) and other assets ($162,000) in the Company’s Consolidated Balance Sheets at December 31, 2023.

NOTE 14—SUBSEQUENT EVENTS

On January 1, 2025, 2,200 options were issued to the CFO with an exercise price of $17.89 and that vest in equal increments on January 1, 2025, April 1, 2025, July 1, 2025 and October 1, 2025 with a fair value of $38,000. On January 1, 2025, 2,500 options in the aggregate were issued to directors with an exercise price of $17.89 and that vest in equal increments on January 1, 2025, April 1, 2025, July 1, 2025 and October 1, 2025 with a fair value of $43,000 in the aggregate. On January 6, 2025, 2,200 options were issued to the CEO with an exercise price of $17.50 and that vest in equal increments on January 6, 2025, April 1, 2025, July 1, 2025 and October 1, 2025 with a fair value of $37,000.

In March 2025, the Company’s Board ratified all option grants made under its Amended and Restated 2006 Stock Incentive Plan following expiration of the Plan on December 31, 2024 and extended the expiration date of the Amended and Restated 2006 Stock Incentive Plan until December 31, 2034.

