Form 10-Q
period 2025-03-31
ACORN ENERGY, INC.
filed 2025-05-08
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2025
Common Stock, $0.01 par value per share	2,491,130

ACORN ENERGY, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended March 31, 2025

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

PART I

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of March 31, 2025	As of December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$2,591	$2,326
Accounts receivable, net	2,060	1,933
Inventory	920	436
Other current assets	282	288
State income tax receivable	—	10
Deferred cost of goods sold (COGS)	316	406
Total current assets	6,169	5,399
Property and equipment, net	481	505
Right-of-use assets, net	57	84
Deferred COGS	25	70
Other assets	92	103
Deferred tax assets	4,310	4,435
Total assets	$11,134	$10,596
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$684	$297
Accrued expenses	198	290
Deferred revenue	3,394	3,521
Current operating lease liabilities	66	98
Other current liabilities	62	59
State income tax payable	34	19
Total current liabilities	4,438	4,284
Long-term liabilities:
Deferred revenue	561	712
Other long-term liabilities	25	24
Total liabilities	5,024	5,020
Commitments and contingencies (Note 7)
Deficit:
Acorn Energy, Inc. stockholders
Common stock - $0.01 par value per share: Authorized - 42,000,000 shares; issued - 2,541,308 at March 31, 2025 and December 31, 2024; outstanding - 2,491,130 at March 31, 2025 and December 31, 2024	25	25
Additional paid-in capital	103,466	103,405
Accumulated stockholders’ deficit	(94,390)	(94,854)
Treasury stock, at cost – 50,178 shares at March 31, 2025 and December 31, 2024	(3,036)	(3,036)
Total Acorn Energy, Inc. stockholders’ equity	6,065	5,540
Non-controlling interests	45	36
Total equity	6,110	5,576
Total liabilities and equity	$11,134	$10,596

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended March 31,
	2025	2024

Revenue	$3,098	$2,132
COGS	772	541
Gross profit	2,326	1,591
Operating expenses:
Research and development (R&D) expenses	291	238
Selling, general and administrative (SG&A) expenses	1,431	1,275
Total operating expenses	1,722	1,513
Operating income	604	78
Interest income, net	24	15
Income before income taxes	628	93
Income tax expense	154	25
Net income	474	68
Non-controlling interest share of income	(10)	(3)
Net income attributable to Acorn Energy, Inc. stockholders	$464	$65

Basic and diluted net income per share attributable to Acorn Energy, Inc. stockholders:
Net income per share attributable to Acorn Energy, Inc. stockholders – basic and diluted	$0.19	$0.03
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. stockholders – basic and diluted:
Basic	2,491	2,486
Diluted	2,498	2,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(UNAUDITED) (IN THOUSANDS)

	Three Months Ended March 31, 2025
	Number of Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Stockholders’ Equity	Non- controlling interests	Total Equity
Balances as of December 31, 2024	2,491	$25	$103,405	$(94,854)	50	$(3,036)	$5,540	$36	$5,576
Net income	—	—	—	464	—	—	464	10	474
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	61	—	—	—	61	—	61
Balances as of March 31, 2025	2,491	$25	$103,466	$(94,390)	50	$(3,036)	$6,065	$45	$6,110

	Three Months Ended March 31, 2024
	Number of Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Stockholders’ Deficit	Non- controlling interests	Total Deficit
Balances as of December 31, 2023	2,484	$25	$103,321	$(101,148)	50	$(3,036)	$(838)	$12	$(826)
Net income	—	—	—	65	—	—	65	3	68
Proceeds from warrant exercise	3	*	13	—	—	—	13	—	13
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	27	—	—	—	27	—	27
Balances as of March 31, 2024	2,487	$25	$103,361	$(101,083)	50	$(3,036)	$(733)	$14	$(719)

*	less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (IN THOUSANDS)

	Three months ended March 31,
	2025	2024
Cash flows provided by operating activities:
Net income	$474	$68
Depreciation and amortization	30	28
Deferred tax expense	125	—
Decrease in the provision for credit loss	(1)	(7)
Impairment of inventory	—	9
Non-cash lease expense	32	32
Stock-based compensation	61	27
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(126)	56
(Increase) decrease in inventory	(484)	165
Decrease in deferred COGS	135	235
Decrease in other current assets and other assets	17	27
Decrease in state income tax receivable	10	—
Decrease in deferred revenue	(278)	(556)
Decrease in operating lease liability	(37)	(36)
Increase in state income tax payable	15	—
Increase (decrease) in accounts payable, accrued expenses, other current liabilities and non-current liabilities	298	(91)
Net cash provided by (used in) operating activities	271	(43)

Cash flows used in investing activities:
Purchases of furniture and equipment	(6)	—
Investments in technology	—	(2)
Net cash used in investing activities	(6)	(2)

Cash flows provided by financing activities:
Stock option exercise proceeds	—	13
Net cash provided by financing activities	—	13

Net increase (decrease) in cash	265	(32)
Cash at the beginning of the period	2,326	1,449
Cash at the end of the period	$2,591	$1,417

Supplemental cash flow information:
Cash paid during the year for:
Interest	$—	$1
Income taxes	$4	$2
Non-cash investing and financing activities:
Accrued preferred dividends to former CEO of OmniMetrix	$1	$1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

NOTE 1— BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. (“Acorn”) and its subsidiaries, OmniMetrix, LLC (“OmniMetrix”) and OMX Holdings, Inc. (collectively, with Acorn and OmniMetrix, “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The December 31, 2024 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 2025 and 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

All dollar amounts, except per share data, are rounded to the nearest thousand; thus, they are approximate.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 6, 2025.

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

As applicable to these unaudited consolidated financial statements, the most significant estimates and assumptions relate to uncertainties with respect to valuation allowance.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company’s cash was deposited with a U.S. bank and amounted to $2,591,000 at March 31, 2025. The Company does not believe there is a significant risk of non-performance by its counterparties. For the three-month period ended March 31, 2025, there was one customer that represented 36% of the company’s total invoiced revenue. At March 31, 2025, the Company had one customer that represented 70% of our total accounts receivable due by June 30, 2025 based on the customer’s payment terms. The customer with this concentration of both invoiced revenue and accounts receivable is the customer under a material contract that was executed in June 2024. Approximately 61% of the accounts receivable at December 31, 2024 was due from this customer which was subsequently collected in full. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base. Although we do not believe there is significant risk of non-performance by these counterparties, any failures or defaults on their part could negatively impact the value of our financial instruments and could have a material adverse effect on our business, operations or financial condition.

Inventory

Inventories are comprised of components (raw materials) and finished goods, which are measured at the lower of cost or net realizable value.

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

Management conducted an assessment and determined there was no inventory write-off necessary for the three months ended March 31, 2025. Management wrote off inventory valued at $9,000 for the three months ended March 31, 2024.

Revenue Recognition

The Company’s revenue recognition policy is consistent with applicable revenue recognition guidance and interpretations. The core principle of ASC 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASC 606 defines a five-step process to achieve this core principle, which includes: (1) identifying contracts with customers, (2) identifying performance obligations within those contracts, (3) determining the transaction price, (4) allocating the transaction price to the performance obligation in the contract, which may include an estimate of variable consideration, and (5) recognizing revenue when or as each performance obligation is satisfied. The Company assesses whether payment terms are customary or extended in accordance with normal practice relative to the market in which the sale is occurring. The Company’s sales arrangements generally include standard payment terms. These terms effectively relate to all customers, products, and arrangements regardless of customer type, product mix or arrangement size. See Note 11, Revenue, for further discussion.

Revenue from sales of the hardware products that are distinct products are recorded when shipped (with the exception of the hardware products under a material contract with one customer for which revenue is recognized when the unit is accepted) while the revenue from sales of the hardware products (product versions sold prior to September 1, 2023) that were not separable from the Company’s monitoring services was deferred and amortized over the estimated unit life. Product revenues are recognized at the point in time when control of the product is transferred to the customer, which typically occurs upon shipment or delivery to the one customer under a material contract. To determine when control has transferred, the Company considers if there is a present right to payment and if legal title, physical possession, and the significant risks and rewards of ownership of the asset has transferred to the customer. Revenue from the prepayment of monitoring fees (generally paid twelve months in advance) are recorded as deferred revenue upon receipt of payment from the customer and then amortized to revenue over the monitoring service period. This method provides a faithful depiction of the transfer of services as it aligns the recognition of revenue with the period in which the monitoring services are provided. By deferring the revenue and recognizing it over the service period, the financial statements accurately reflect the company’s performance and obligations to its customers. See Notes 10 and 11 for the disaggregation of the Company’s revenue for the periods presented.

Any sales tax, value added tax, and other tax the Company collects concurrent with revenue producing activities are excluded from revenue.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, the company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and the tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, include future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for incomes taxes. During the year ended December 31, 2024, the Company recorded a reduction in the valuation allowance of $4,686,000 that was previously recorded against our deferred tax assets. During the three months ended March 31, 2025, there was no change in the valuation allowance. As of December 31, 2024 and March 31, 2025, we believe, based on our projections, that a partial valuation allowance of $11,400,000 is necessary against our deferred tax assets. Management will continue to assess the need for the valuation allowance and will make adjustments when appropriate. Management’s projections and beliefs are based upon a variety of estimates and numerous assumptions made by our management with respect to, among other things, interest rates, forecasted revenue of the hardware sales and monitoring revenue or revenue streams that could generate sufficient income so that the Company can utilize our net operating loss (NOL) carryforwards and other matters, many of which are difficult to predict, are subject to significant uncertainties and are beyond our control. As a result, there is inherently uncertainty that the estimates and assumptions upon which these projections and beliefs are based will prove to be accurate, that the anticipated results will be realized or that the actual results will not be substantially higher or lower than the Company projected.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the company recognizes the largest amount of tax benefit that more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited condensed consolidated statements of operations. No accrued interest or penalties were required to be included in the related tax liability line in the unaudited condensed consolidated balance sheet as of March 31, 2025 and in the consolidated balance sheet as of December 31, 2024.

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

The combined weighted average number of options that were excluded from the computation of diluted income per share, as they had an antidilutive effect, was 7,000 (which have a weighted average exercise price of $17.51) and 34,000 (which had a weighted average exercise price of $7.77) for the three-month periods ended March 31, 2025 and 2024, respectively.

The following data represents the amounts used in computing earnings per share and the effect on net income and the weighted average number of shares of dilutive potential common stock (in thousands, except per share data):

	Three months ended March 31,
	2025	2024
Net income attributable to common stockholders	$464	$65

Weighted average shares outstanding:
-Basic	2,491	2,486
Add: Stock options	7	8
-Diluted	2,498	2,494

Basic and diluted net income per share	$0.19	$0.03

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

NOTE 3—LIQUIDITY

As of March 31, 2025, the Company had $2,591,000 of consolidated cash.

At March 31, 2025, the Company had working capital of $1,731,000. Its working capital includes $2,591,000 of cash and deferred revenue of $3,394,000. Such deferred revenue does not require a significant cash outlay for the revenue to be recognized. Total deferred revenue decreased by $278,000, from $4,233,000 at December 31, 2024 to $3,955,000 at March 31, 2025, as a result of the sales mix of products sold. Based on the current products being sold, the Company expects continued decreases in the deferred revenue balance in the foreseeable future (see Note 11, Revenue). The balance of deferred hardware revenue at March 31, 2025 will continue to be amortized over the months remaining in the three-year period since the hardware’s original date of shipment. Net cash increased during the three-month period ended March 31, 2025 by $265,000, with $271,000 provided by operating activities, $6,000 used in investing activities, and no cash provided by financing activities.

As of May 6, 2025, the Company had cash of $2,724,000. The Company believes that such cash, plus the cash expected to be generated from operations, will provide sufficient liquidity to finance the corporate activities of Acorn and operating activities of OmniMetrix at their current level of operations for at least the twelve-month period from the issuance of these unaudited condensed consolidated financial statements. The Company may, at some point, elect to obtain a new line of credit or other source of financing to fund additional investments in the business. If the Company decides to pursue additional financing in the future, it may be in the form of a bank line, a new loan or investment by others, an equity raise by Acorn which could then facilitate a loan by Acorn to OmniMetrix, or any combination thereof. Whether alternative funds, such as third-party loans or investments, will be available at the time and on terms acceptable to Acorn and OmniMetrix cannot be determined at this time.

NOTE 4—ALLOWANCE FOR CREDIT LOSSES

For the Company, ASC 326, “Financial Instruments – Credit Losses (Topic 326)” applies to its contract assets (deferred COGS and deferred sales commissions), lease receivables (sublease, see Note 6) and trade receivables. There are no expected or estimated credit losses on the Company’s contract assets or its lease receivable based on the Company’s analysis of ASC 326.

The Company’s trade receivables primarily arise from the sale of our products to independent residential dealers, industrial distributors and dealers, national and regional retailers, equipment distributors, and certain end users with payment terms generally ranging from 30 to 90 days. The Company evaluates the credit risk of a customer when extending credit based on a combination of various financial and qualitative factors that may affect the customer’s ability to pay. These factors include the customer’s financial condition and past payment experience.

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

The Company has historically experienced immaterial write-offs given the nature of the customers that receive credit. As of March 31, 2025, the Company had gross receivables of $2,064,000 and an allowance for credit losses of $3,000.

	As of
	March 31, 2025	December 31, 2024
	(in thousands)
Accounts Receivable, net, beginning of period	$1,933	$536
Accounts Receivable, net, end of period	$2,060	$1,933

The following is a tabular reconciliation of the Company’s allowance for credit losses:

	As of
	March 31, 2025	December 31, 2024
	(in thousands)
Balance at beginning of period	$4	$10
Decrease in provision for credit losses	—	(6)
Net charge-offs	(1)	—
Balance at end of period	$3	$4

NOTE 5—INVENTORY

	As of
	March 31, 2025	December 31, 2024
	(in thousands)
Raw materials	$802	$405
Finished goods	118	31
	$920	$436

At March 31, 2025 and December 31, 2024, the Company’s inventory reserve for obsolescence was $6,000.

NOTE 6—LEASES

OmniMetrix leases office space and office equipment under operating lease agreements. The office lease has an expiration date of September 30, 2025. The office equipment lease was entered into in April 2019 and had a sixty-month term. This lease is currently month-to-month until the Company negotiates a new term. Operating lease payments for the three-month periods ended March 31, 2025 and 2024 was $32,000. The present value of future minimum lease payments on non-cancelable operating leases as of March 31, 2025 using a discount rate of 4.5% is $66,000. The 4.5% discount rate used is the incremental borrowing rate (established at the commencement of the lease), which, as defined in ASC 842: Leases, is the rate of interest that a lessee would have to pay to borrow, on a collateralized basis, over a similar term and in a similar economic environment, an amount equal to the lease payments.

Supplemental cash flow information related to leases consisted of the following (in thousands):

	For the three months ending March 31,
	2025	2024
Cash paid for operating lease liabilities	$32	$32

Supplemental balance sheet information related to leases consisted of the following:

As of March 31, 2025
Weighted average remaining lease terms for operating leases	.50

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms of more than one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of March 31, 2025 (in thousands):

Year ended March 31,
2026	$67
Less: Imputed interest	(1)
Present value of operating lease liabilities (a)	$66

(a)	One hundred percent of this amount represents the current portion for operating leases.

On July 6, 2021, the Company entered into an agreement with King Industrial Realty, Inc., to sublease from the Company 1,900 square feet of office space of the Company’s 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia, for a monthly sublease payment of $2,375 (plus an annual escalator each year of 3%) which includes the base rent plus a pro-rata share of utilities, property taxes and insurance. Fifty percent of any excess rent received above the per square foot amount that the Company pays is remitted to the Company’s landlord less the allocation of any shared expenses and leasehold improvements specific to the sublease. As of March 31, 2025, after the offset of the investment in leasehold improvements and other expenses related to the sublease, the landlord’s allocation of Company’s sublease receipts is $21,000 since the inception of the lease. The Company has paid a total of $16,000 for its share of the sublease profit since the lease commencement. The sublease commenced on October 1, 2021 and will run through September 30, 2025 which is the end of the Company’s lease term with its landlord. Below are the future payments expected under the sublease, net of the estimated service cost of $2,000 through September 30, 2025, which is the end of the current term of the sublease (gross of the estimated amount expected to be remitted to our landlord):

Year ended March 31,
2026	$14

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company has $66,000 in operating lease obligations payable through 2025 and $406,000 in other contractual obligations, which includes contractual services and software license agreements. The contractual services include $234,000 payable through March 31, 2026 and $157,000 payable through March 31, 2027. The software license agreements of $15,000 are all payable through March 31, 2026. The Company also has $1,457,000 in open purchase order commitments payable through March 31, 2026 of which $885,000 (61%) is to one electronics vendor.

NOTE 8—STOCKHOLDERS’ EQUITY

(a) General

At March 31, 2025, Acorn had 2,541,308 shares issued and 2,491,130 shares outstanding of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company.

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

At March 31, 2025, 63,906 options were available for grant under the Amended and Restated 2006 Stock Incentive Plan (the “Plan”) and no options were available for grant under the 2006 Stock Option Plan for Non-Employee Directors. The Plan was amended effective January 1, 2025 to extend the duration of the Plan until December 31, 2034 unless sooner terminated. During the three-month period ended March 31, 2025, 6,900 options were issued. The options were issued as follows: an aggregate of 2,500 to directors (excluding the CEO), 2,200 to the CEO and 2,200 to the CFO. In the three-month period ended March 31, 2025, there were no grants to non-employees (other than the directors, CEO and CFO).

During the three-month period ended March 31, 2025, no options were exercised. The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2024	70,149	$6.52	3.3 years	$806,000
Granted	6,900	17.77
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2025	77,049	$7.52	3.4 years	$631,000
Exercisable at March 31, 2025	68,714	$6.78	3.0 years	$604,000

The fair value of the options granted during the three-month period ended March 31, 2025 was estimated to be $119,000 on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	4.41%
Expected term of options	5.6 years
Expected annual volatility	181.8%
Expected dividend yield	—%

(c) Stock Option Compensation Expense

Stock option compensation expense included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations was $61,000 and $27,000 for the three-month periods ended March 31, 2025 and 2024, respectively.

The total compensation cost related to non-vested awards not yet recognized was $76,000 as of March 31, 2025 which will be recognized over the next seven months.

NOTE 9— INCOME TAXES

The Company’s quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the period presented. To determine the annual effective tax rate, the Company estimates both the total income (loss) before income taxes for the full year and the jurisdictions in which that income (loss) is subject to tax. The actual effective tax rate for the full year may differ from these estimates if income (loss) before income taxes is greater than or less than what was estimated or if the allocation of income (loss) to jurisdictions in which it is taxed is different from the estimated allocations.

For the three months ended March 31, 2025 and March 31, 2024 the Company recognized income tax expense of $154,000 and $25,000, respectively. The effective tax rate for the three months ended March 31, 2025 and March 31, 2024 was 24.6% and 26.7%, respectively.

The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% for the three months ended March 31, 2025 was primarily due to state income taxes where the Company operates. The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% for the three months ended March 31, 2024 was primarily due to the Company’s valuation allowance against its deferred tax assets. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. The Company evaluates its tax positions and recognizes tax benefits that, more-likely-than-not, will be sustained upon examination based on the technical merits of the position. The Company did not have any unrecognized tax benefits as of March 31, 2025 or December 31, 2024.

The Company files a consolidated U.S. income tax return and tax returns in certain state and local jurisdictions. As of March 31, 2025, the Company is no longer subject to federal examination for years before 2021, or for years before 2020 for state income taxes. However, our tax attribute carryforwards from closed tax years may be subject to examination to the extent utilized in an open tax year. The Company does not expect that our unrecognized tax benefits will change within the next twelve months due to statute of limitation lapses.

NOTE 10— SEGMENT REPORTING

(a) General Information

As of March 31, 2025, the Company operates in two reportable operating segments, both of which are performed through the Company’s OmniMetrix subsidiary:

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

Segment expenses that are routinely provided to the CODM are COGS and R&D expense. R&D expense may be allocated to each segment based on the percentage of segment revenue to total revenue or based on estimated time on dedicated projects within the segment. SG&A expense and interest income is allocated to each segment based on the percentage of segment revenue to total revenue instead of being specifically identified to each segment since the Company’s resources have a high level of shared utilization between the segments. Further, the CODM does not review the assets by segment.

The following tables represent segmented data for the three-month periods ended March 31, 2025 and 2024 (in thousands):

	PG	CP	Total
Three months ended March 31, 2025:
Revenues from external customers	$2,887	$211	$3,098
COGS	697	75	772
Segment gross profit	2,190	136	2,326
R&D expense	271	20	291
SG&A expense	954	70	1,024
Segment operating income	965	46	1,011
Interest income, net	22	1	23
Segment income before income taxes	$987	$47	$1,034

Three months ended March 31, 2024:
Revenues from external customers	$1,794	$338	$2,132
COGS	396	145	541
Segment gross profit	1,398	193	1,591
R&D expense	179	59	238
SG&A expense	816	154	970
Segment operating income (loss)	403	(20)	383
Interest income, net	13	2	15
Segment income (loss) before income taxes	$416	$(18)	$398

Reconciliation of Segment Net Income to Consolidated Net Income Before Income Taxes

	Three months ended March 31,
	2025	2024
	(in thousands)
Total net income before income taxes for reportable segments	$1,034	$398
Unallocated cost of corporate headquarters	(406)	(305)
Consolidated net income before income taxes	$628	$93

NOTE 11—REVENUE

Prior to September 1, 2023, sales of OmniMetrix equipment typically did not qualify as a separate unit of accounting. As a result, revenue (and related costs) associated with sale of equipment was recorded to deferred revenue (and deferred cost of goods sold) upon shipment of PG and CP monitoring units. Revenue and related costs with respect to the sale of equipment were recognized over the estimated life of the units which was estimated to be three years. On September 1, 2023, OmniMetrix launched an updated version of its products that includes new functionality in its TrueGuard, AIRGuard, Patriot and Hero products that allows its customers to have options as it relates to obtaining and utilizing the data that is provided by its hardware devices. This new functionality allows for SIM card options, configuration options regarding IP address endpoints and DNS routes, and access to OmniMetrix’s over-the-air data protocol. This product update allows customers to have the option to purchase OmniMetrix’s monitoring service, monitor the products themselves if they have the ability in-house, or choose another monitoring provider if they so desire. OmniMetrix’s prior hardware product version could not function as a distinct product independent from its monitoring services. This new version’s functionality results in OmniMetrix’s hardware and monitoring services being capable of being two distinct products and services. OmniMetrix recognizes revenue, COGS and commissions from the sale of the new version of its hardware products when the product is shipped rather than over the estimated time that the unit is in service for the customer. The remaining balance of deferred hardware revenue from the prior version of these products will continue to be amortized each period until it is fully amortized. The modifications to the circuit boards and embedded firmware of hardware enclosures in inventory as of August 31, 2023 were made such that only the new version of these products was sold subsequent to that date.

The following table disaggregates the Company’s revenue for the three-month periods ended March 31, 2025 and 2024 (in thousands):

	Hardware	Monitoring	Total
Three months ended March 31, 2025:
PG Segment	$1,681	$1,206	$2,887
CP Segment	148	63	211
Total Revenue	$1,829	$1,269	$3,098

	Hardware	Monitoring	Total
Three months ended March 31, 2024:
PG Segment	$753	$1,041	$1,794
CP Segment	277	61	338
Total Revenue	$1,030	$1,102	$2,132

Deferred revenue activity for the three-month period ended March 31, 2025 can be seen in the table below (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2024	$1,124	$3,109	$4,233
Additions during the period	—	1,306	1,306
Recognized as revenue	(315)	(1,269)	(1,584)
Balance at March 31, 2025	$809	$3,146	$3,955

Amounts to be recognized as revenue in the twelve-month-period ending:
March 31, 2026	$751	$2,643	$3,394
March 31, 2027	58	500	558
March 31, 2028 and thereafter	—	3	3
	$809	$3,146	$3,955

The amount of hardware revenue recognized during the three-month period ended March 31, 2025 that was included in deferred revenue at the beginning of the fiscal year was $315,000. The amount of monitoring revenue during the three-month period ended March 31, 2025 that was included in deferred revenue at the beginning of the fiscal year was $1,100,000.

The following table provides a reconciliation of the Company’s hardware revenue for the three-month periods ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
Reconciliation of Hardware Revenue	2025	2024
Amortization of deferred revenue	$315	$535
Sales of custom designed units and related accessories	58	—
Hardware sales (new product versions)	1,352	376
Other accessories, services, shipping and miscellaneous charges	104	119
Total hardware revenue	$1,829	$1,030

Deferred COGS relate only to the sale of equipment. Deferred COGS activity for the three-month period ended March 31, 2025 can be seen in the table below (in thousands):

Balance at December 31, 2024	$476
Additions, net of adjustments, during the period	—
Recognized as COGS	(135)
Balance at March 31, 2025	$341

Amounts to be recognized as COGS in the twelve-month-period ending:
March 31, 2026	$316
March 31, 2027	25
$341

The following table provides a reconciliation of the Company’s COGS expense for the three-month periods ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
Reconciliation of COGS Expense	2025	2024
Amortization of deferred COGS	$135	$235
COGS of custom designed equipment sold with no monitoring	16	—
COGS of hardware sales (new product versions)	469	163
Data costs for monitoring	74	62
Other COGS of accessories, services, shipping and miscellaneous charges	78	81
Total COGS expense	$772	$541

The following table provides a reconciliation of the Company’s sales commissions contract assets for the three-month period ended March 31, 2025 (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2024	$104	$124	$228
Additions during the period	—	14	14
Amortization of sales commissions	(29)	(13)	(42)
Balance at March 31, 2025	$75	$125	$200

The capitalized sales commissions are included in other current assets ($120,000) and other assets ($80,000) in the Company’s unaudited condensed consolidated balance sheet at March 31, 2025. The capitalized sales commissions are included in other current assets ($137,000) and other assets ($91,000) in the Company’s condensed consolidated balance sheet at December 31, 2024.

Amounts to be recognized as sales commission expense in the twelve-month-period ending (in thousands):

March 31, 2026	$120
March 31, 2027	45
March 31, 2028 and thereafter	35
$200

NOTE 12—RELATED PARTY BALANCES AND TRANSACTIONS

Officer and Director Fees

The Company recorded consulting service fees to officers of $134,000 and $134,000 for the three-month periods ended March 31, 2025 and 2024, respectively, which is included in selling, general and administrative expenses.

The Company recorded fees to directors of $18,500 and $18,000 for the three-month periods ended March 31, 2025 and 2024, respectively, which is included in selling, general and administrative expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains “forward-looking statements” relating to the Company which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipate”, “intend”, “could”, “estimate” or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and the Company’s competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, or any of the other risks set out under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 occur, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

All dollar amounts in the tables and discussion below are rounded to the nearest thousand, except per share data; thus, they are approximate.

FINANCIAL RESULTS BY COMPANY

The following tables show, for the periods indicated, the financial results (dollar amounts in thousands) attributable to each of our consolidated companies.

	Three months ended March 31, 2025
	OmniMetrix	Acorn	Total
Revenue	$3,098	$—	$3,098
Cost of sales	772	—	772
Gross profit	2,326	—	2,326
Gross profit margin	75%		75%
R&D expense	291	—	291
SG&A expense	1,024	407	1,431
Operating income (loss)	$1,011	$(407)	$604

	Three months ended March 31, 2024
	OmniMetrix	Acorn	Total
Revenue	$2,132	$—	$2,132
Cost of sales	541	—	541
Gross profit	1,591	—	1,591
Gross profit margin	75%		75%
R&D expense	238	—	238
SG&A expense	970	305	1,275
Operating income (loss)	$383	$(305)	$78

BACKLOG

As of March 31, 2025, OmniMetrix had a backlog of $3,955,000, comprised of deferred revenue, of which $3,394,000 is expected to be recognized as revenue in the next twelve months. This compares to a backlog of $5,028,000 at March 31, 2024. Now that we are selling hardware units that are capable of being distinct, the hardware backlog will no longer continue to grow and will be fully amortized by August 31, 2026, while the monitoring backlog will continue to be deferred and amortized over the period of service.

RECENT DEVELOPMENTS

On June 1, 2024, we entered into a contract (the “Material Contract”) with one of the nation’s largest cell phone providers to provide monitoring hardware and services. Under the contract, OmniMetrix will provide monitoring devices and related remote monitoring and control services for between 5,000 to 10,000 cell tower backup generators in the U.S. The monitoring hardware and monitoring services, which are being deployed over a one-to-two-year period. Shipping of hardware commenced in the third quarter of 2024 and installation and monitoring services commenced in the fourth quarter of 2024. We recognized $876,000 in hardware revenue and $69,000 in monitoring revenue from this contract in the three months ended March 31, 2025.

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

Each of our PG and CP activities represents a reportable segment. The following analysis should be read together with the segment and revenue information provided in Notes 10 and 11 to the unaudited condensed consolidated financial statements included in this quarterly report.

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

OmniMetrix sells monitoring hardware devices and data monitoring services. On September 1, 2023, we launched an updated version of our products that includes new functionality in our TrueGuard, AIRGuard, Patriot and Hero products that allows our customers to have options as it relates to obtaining and utilizing the data that is provided by our hardware devices. This new functionality allows for SIM card options, configuration options regarding IP address endpoints and DNS routes, and access to our over-the-air data protocol. This product update allows customers to have the option to purchase our monitoring service, monitor the products themselves if they have the ability in-house, or choose another monitoring provider if they so desire, whereas, historically, our standard products only functioned with our monitoring services. The modification to the circuit boards and embedded firmware of hardware enclosures in stock as of August 31, 2023 were made such that only the new version of these products was sold subsequent to that date. Prior to such product modification, revenue (and related costs) associated with sale of equipment was recorded to deferred revenue (and deferred charges) upon shipment for PG and CP monitoring units. This deferred revenue and the deferred cost of the hardware with respect to the sale of new equipment was recognized over the life of the units, which was estimated to be three years. Revenue from hardware sales subsequent to August 31, 2023 is recognized upon shipment or upon acceptance (specific to the material contract), instead of being deferred. Revenues from the prepayment of monitoring fees (generally paid in advance) are initially recorded as deferred revenue upon receipt of payment from the customer and then amortized to revenue over the monitoring service period (typically twelve-month, renewable periods).

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

The Company generated a three-year cumulative positive income through December 31, 2024. Based on its earnings, the Company released a portion of its valuation allowance on its deferred tax assets (other than as stated above) during the year ended December 31, 2024. As of March 31, 2025, we believe, based on our projections, that a partial valuation allowance of $11,400,000 continues to be necessary against our deferred tax assets. Uncertainty exists related to the generation of future hardware and monitoring revenue, nonetheless the Company believes sufficient positive evidence exists which supports the partial reversal of the valuation allowance. In recent years, the Company executed new contracts, growing hardware and monitoring revenue which resulted in cumulative pre-tax earnings over the prior three years which we believe is significant positive evidence to support the reversal of valuation allowance during 2024. At this time, however, we cannot assure you that we will be successful in doing so. Accordingly, our management will continue to assess the need for this valuation allowance and will make adjustments when appropriate.

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

Results of Operations

The following table sets forth certain information with respect to the unaudited condensed consolidated results of operations of the Company for the three-month periods ended March 31, 2025 and March 31, 2024, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. For segment data, see Notes 10 and 11 to the unaudited condensed consolidated financial statements included in this quarterly report.

	Three months ended March 31,
	2025		2024		Change from 2024
	($000)	% of revenues	($000)	% of revenues	to 2025
Revenue	$3,098	100%	$2,132	100%	45%
Cost of sales	772	25%	541	25%	43%
Gross profit	2,326	75%	1,591	75%	46%
R&D expenses	291	9%	238	11%	22%
SG&A expenses	1,431	46%	1,275	60%	12%
Operating income	604	19%	78	4%	674%
Interest income, net	24	1%	15	1%	60%
Income before income taxes	628	20%	93	4%	575%
Income tax expense	154	5%	25	1%	516%
Net income	474	15%	68	3%	597%
Non-controlling interests share of net income	(10)	(*)%	(3)	(*)%	233%
Net income attributable to Acorn Energy, Inc.	$464	15%	$65	3%	614%

*result is less than 1%

Revenue. Revenue in the first quarter of 2025 was $3,098,000 compared to $2,132,000 in the first quarter of 2024, which is an increase of $966,000, or 45.3%. As discussed above, OmniMetrix has two reportable segments, PG and CP. The PG segment includes our monitoring devices for generators, industrial air compressors and our annunciator products. The CP segment includes our monitoring devices for cathodic protection systems on gas pipelines serving the gas utilities market and pipeline operators. Of the $3,098,000 in revenue recognized in the three-month period ended March 31, 2025, $2,887,000 was attributed to PG activities and $211,000 was attributed to CP activities. As compared to the three-month period ended March 31, 2024, revenue from PG activities increased $1,093,000, or 60.9%, and revenue from CP activities decreased $127,000, or 37.6%. As compared to the three-month period ended March 31, 2024, hardware revenue increased $799,000, or 78%, while monitoring revenue increased $167,000, or 15%.

Hardware revenue during the three-month periods ended March 31, 2025 and 2024 is further detailed in the table below (in thousands):

	Three months ended March 31,
Reconciliation of Hardware Revenue	2025	2024
Amortization of deferred revenue	$315	$535
Sales of custom designed units and related accessories	58	—
Hardware sales (new product versions)	1,352	376
Other accessories, services, shipping and miscellaneous charges	104	119
Total hardware revenue	$1,829	$1,030

PG hardware revenue increased $928,000, or 123.2%, during the first three-month period ended March 31, 2025 to $1,681,000, as compared to $753,000 during the first three-month period ended March 31, 2024. The increase in PG revenue was due to sales under our material contract described above under “Recent Developments,” and sales of custom-designed units. PG monitoring revenue in the first quarter of 2025 increased $165,000, or 15.9%, compared to the first quarter of 2024 due to an increase in the number of connections being monitored and growth in our customer base.

Gross Profit. Gross profit during the three-month period ended March 31, 2025 was $2,326,000, reflecting a gross margin of 75.1% on revenue, compared with a gross profit during the three-month period ended March 31, 2024 of $1,591,000, also reflecting a gross margin of 74.6%.

R&D expense. During the three-month periods ended March 31, 2025 and 2024, R&D expense was $291,000 and $238,000, respectively. The increase in R&D expense in the three-month period ended March 31, 2025 of approximately $53,000 is related to salary increases granted to our engineering personnel effective October 1, 2024, the hiring of another senior level engineer in November 2024 and the expenses and materials paid to third-party consultants in the continued development of next-generation PG and CP products and exploration into potential new product lines. We expect a moderate increase in R&D expense throughout 2025 for continued investment in work on certain initiatives to launch the next generation of our products and expand product lines to increase our level of innovation ahead of our competitors.

Selling, general and administrative expense. SG&A expense of the consolidated entities in the first three months of 2025 reflected an increase of $156,000, or 12.2%, as compared to the first three months of 2024. OmniMetrix’s SG&A expense increased $54,000, or 5.6%, from $970,000 in the first three months of 2024 to $1,024,000 in the first three months of 2025. This increase was primarily due to an increase of (i) $41,000 in personnel expenses due to compensation increases and staff additions, (ii) $18,000 in technology expenses, primarily consulting fees, (iii) $28,000 in sales commissions, offset by decreases of (iv) $23,000 in travel and trade show expenses and (v) a net decrease of $10,000 in other expenses in the aggregate. Corporate SG&A expense increased $102,000, or 33.4%, from $305,000 in the first three months of 2024 to $407,000 in the first three months of 2025. This increase was due to an increase of (i) $22,000 in audit fees incurred in the first quarter of 2025 primarily related to the audit work on the release of the income tax valuation allowance at December 31, 2024, (ii) $46,000 in tax professional fees from the preparation of the 2024 income tax provision and the calculations related to the release of the income tax valuation allowance and (iii) $36,000 in stock compensation expense due to the increase in the Company’s stock price, offset by a net decrease of $2,000 in other public company expenses.

Net income attributable to Acorn Energy. We recognized net income attributable to Acorn stockholders of $464,000 in the first three months of 2025 compared to net income attributable to Acorn stockholders of $65,000 in the first three months of 2024. Our net income during the three-month period ended March 31, 2025 is comprised of pre-tax net income at OmniMetrix of $1,034,000 less federal taxes of $131,000 and state taxes of $23,000 on OmniMetrix income, corporate expenses, net of interest income, of $406,000, and $10,000 representing the non-controlling interest share of our income from OmniMetrix. Our net income during the three-month period ended March 31, 2024 is comprised of pre-tax net income at OmniMetrix of $364,000 less state taxes of $25,000 on OmniMetrix income, corporate expenses of $271,000, and $3,000 representing the non-controlling interest share of our income from OmniMetrix.

Liquidity and Capital Resources

At March 31, 2025, we had working capital of $1,731,000. Our working capital includes $2,591,000 of cash and deferred revenue of $3,394,000. Such deferred revenue does not require a significant cash outlay for the revenue to be recognized.

During the three-month period ended March 31, 2025, our OmniMetrix subsidiary provided cash flow from operations of $646,000, while our corporate headquarters used $375,000 for operations during the same period.

During the three-month period ended March 31, 2025, we invested $6,000 in technology. We did not have any cash flow from financing activities.

Liquidity

As of May 6, 2025, we had cash of $2,724,000. We believe that such cash, plus the cash expected to be generated from operations, will provide sufficient liquidity to finance the corporate activities of Acorn and the operating activities of OmniMetrix at their current level of operations for at least the twelve-month period from the issuance of the unaudited condensed consolidated financial statements contained in this Quarterly Report. We may, at some point, elect to obtain a new line of credit or other source of financing to fund additional investments in the business. If we decide to pursue additional financing in the future, it may be in the form of a bank line, a new loan or investment by others, an equity raise by Acorn, which could then facilitate a loan by Acorn to OmniMetrix, or any combination thereof. Whether alternative funds, such as third-party loans or investments, will be available at the time required and on terms acceptable to Acorn and OmniMetrix cannot be determined at this time.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of March 31, 2025.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Total	2026	2027-2028
Software agreements	$15	$15	$—
Operating leases*	66	66
Contractual services	391	234	157
Purchase commitments**	1,457	1,457	—
Total contractual cash obligations	$1,929	$1,772	$157

*Reflects the gross amount of the operating lease liabilities. Does not include rent amounts to be received under the sublease.

**Reflects open purchase orders for components/parts to be delivered over the next twelve months as sales forecast requires.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, due to the material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2024, our disclosure controls and procedures were not effective as of March 31, 2025.

As noted in our Annual Report on Form 10-K for the year ended December 31, 2024, we employ a decentralized internal control methodology, coupled with management’s oversight, whereby its subsidiary is responsible for mitigating its risks to financial reporting by implementing and maintaining effective control policies and procedures and subsequently translating that respective risk mitigation up and through to the parent level and to the Company’s external consolidated financial statements. Also, as the Company’s subsidiary is not large enough to effectively mitigate certain risks by segregating incompatible duties, management must employ compensating mechanisms throughout the Company in a manner that is feasible within the constraints it operates.

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

Changes in Internal Control Over Financial Reporting

During the latter six months of 2024, we implemented the following (i) provisioning/termination controls with signed and authenticated authorizations, (ii) change controls for development processes that require authorizations, peer review, quality assurance documentation, ticket matching of changes to work authorizations and overall change controls, and (iii) a more detailed review process of our valuation allowance analysis. It is our belief that these added controls and related actions will effectively remediate the existing material weaknesses detailed in bullets one and three above. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Other than the remediation actions described above, there were no other changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 5.	OTHER INFORMATION

During the first quarter of fiscal year 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6.	EXHIBITS

10.1*	Consulting Agreement, dated January 6, 2025, by and between the Registrant and Jan H. Loeb (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 8, 2025).

10.2*	Change In Control Bonus Agreement, dated as of March 25, 2025, by and between the Registrant and Tracy Clifford (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 27, 2025).

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-Q for the quarter ended March 31, 2025, filed on May 8, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

#104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: May 8, 2025

	By:	/s/ TRACY S. CLIFFORD
Tracy S. Clifford
Chief Financial Officer

