Form 10-Q
period 2025-06-30
ACORN ENERGY, INC.
filed 2025-08-07
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number: 001-33886

ACORN ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2786081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 N West Street, Suite 1200, Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)

770-209-0012

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ACFN	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2025
Common Stock, $0.01 par value per share	2,501,440

ACORN ENERGY, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended June 30, 2025

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

PART I

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of June 30, 2025	As of December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$3,253	$2,326
Accounts receivable, net	2,140	1,933
Inventory	953	436
Other current assets	262	288
State income tax receivable	—	10
Deferred cost of goods sold (COGS)	223	406
Total current assets	6,831	5,399
Property and equipment, net	447	505
Right-of-use assets	1,048	84
Deferred COGS	2	70
Other assets	94	103
Deferred tax assets	4,115	4,435
Total assets	$12,537	$10,596
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$424	$297
Accrued expenses	303	290
Deferred revenue	3,155	3,521
Current operating lease liabilities	90	98
Other current liabilities	84	59
State income tax payable	46	19
Total current liabilities	4,102	4,284
Long-term liabilities:
Deferred revenue	514	712
Noncurrent operating lease liabilities	973	—
Other long-term liabilities	27	24
Total liabilities	5,616	5,020
Commitments and contingencies (Note 7)
Equity:
Acorn Energy, Inc. stockholders
Common stock - $0.01 par value per share: Authorized - 42,000,000 shares; issued - 2,549,337 at June 30, 2025 and 2,541,308 at December 31, 2024; outstanding - 2,499,159 at June 30, 2025 and 2,491,130 at December 31, 2024	25	25
Additional paid-in capital	103,546	103,405
Accumulated stockholders’ deficit	(93,670)	(94,854)
Treasury stock, at cost – 50,178 shares at June 30, 2025 and December 31, 2024	(3,036)	(3,036)
Total Acorn Energy, Inc. stockholders’ equity	6,865	5,540
Non-controlling interests	56	36
Total equity	6,921	5,576
Total liabilities and equity	$12,537	$10,596

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

	Six months ended June 30,		Three months ended June 30,
	2025	2024	2025	2024

Revenue	$6,623	$4,407	$3,525	$2,275
COGS	1,658	1,151	886	610
Gross profit	4,965	3,256	2,639	1,665
Operating expenses:
Research and development (R&D) expenses	556	464	265	226
Selling, general and administrative (SG&A) expenses	2,858	2,456	1,427	1,181
Total operating expenses	3,414	2,920	1,692	1,407
Operating income	1,551	336	947	258
Interest income, net	51	33	27	18
Income before income taxes	1,602	369	974	276
Provision for income taxes	396	25	242	—
Net income	1,206	344	732	276
Non-controlling interest share of income	(22)	(8)	(12)	(5)
Net income attributable to Acorn Energy, Inc. stockholders	$1,184	$336	$720	$271

Net income per share attributable to Acorn Energy, Inc stockholders – basic and diluted
Basic	$0.48	$0.14	$0.29	$0.11
Diluted	$0.47	$0.13	$0.28	$0.11
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. stockholders – basic and diluted
Basic	2,492	2,487	2,493	2,487
Diluted	2,534	2,501	2,534	2,507

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(UNAUDITED) (IN THOUSANDS)

	Three and Six Months Ended June 30, 2025
	Number of Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Stockholders’ Equity	Non- controlling interests	Total Equity
Balances as of December 31, 2024	2,491	$25	$103,405	$(94,854)	50	$(3,036)	$5,540	$36	$5,576
Net income	—	—	—	464	—	—	464	10	474
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	61	—	—	—	61	—	61
Balances as of March 31, 2025	2,491	$25	$103,466	$(94,390)	50	$(3,036)	$6,065	$45	$6,110
Net income	—	—	—	720	—	—	720	12	732
Proceeds from stock option exercises	8	*	48	—	—	—	48	—	48
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	32	—	—	—	32	—	32
Balances as of June 30, 2025	2,499	$25	$103,546	$(93,670)	50	$(3,036)	$6,865	$56	$6,921

	Three and Six Months Ended June 30, 2024
	Number of Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Stockholders’ Deficit	Non- controlling interests	Total Deficit
Balances as of December 31, 2023	2,484	$25	$103,321	$(101,148)	50	$(3,036)	$(838)	$12	$(826)
Net income	—	—	—	65	—	—	65	3	68
Proceeds from stock option exercise	3	*	13	—	—	—	13	—	13
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	27	—	—	—	27	—	27
Balances as of March 31, 2024	2,487	$25	$103,361	$(101,083)	50	$(3,036)	$(733)	$14	$(719)
Net income	—	—	—	271	—	—	271	5	276
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	11	—	—	—	11	—	11
Balances as of June 30, 2024	2,487	$25	$103,372	$(100,812)	50	$(3,036)	$(451)	$18	$(433)

*	less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (IN THOUSANDS)

	Six months ended June 30,
	2025	2024
Cash flows provided by operating activities:
Net income	$1,206	$344
Depreciation and amortization	56	58
Deferred tax expense	320	—
Decrease in the provision for credit loss	—	(7)
Impairment of inventory	4	19
Non-cash lease expense	66	64
Stock-based compensation	93	38
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(207)	3
(Increase) decrease in inventory	(521)	212
Decrease in deferred COGS	251	451
Decrease (increase) in other current assets and other assets	35	(56)
Decrease in state income tax receivable	10	—
Decrease in deferred revenue	(564)	(1,004)
Decrease in operating lease liability	(65)	(71)
Increase in state income tax payable	27	—
Increase (decrease) in accounts payable, accrued expenses, other current liabilities and non-current liabilities	189	(10)
Net cash provided by operating activities	900	41

Cash flows used in investing activities:
Investments in technology	(9)	(36)
Leasehold improvements	(4)	—
Patents	(1)	—
Purchases of furniture and equipment	(7)	(4)
Net cash used in investing activities	(21)	(40)

Cash flows provided by financing activities:
Stock option exercise proceeds	48	13
Net cash provided by financing activities	48	13

Net increase in cash	927	14
Cash at the beginning of the period	2,326	1,449
Cash at the end of the period	$3,253	$1,463

Supplemental cash flow information:
Cash paid during the year for:
Interest	$—	$1
Income Taxes	$34	$2
Non-cash investing and financing activities:
Right-of-use assets	$1,025	—
Operating lease liability	1,025	—
Accrued preferred dividends to former CEO of OmniMetrix	$2	$2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

NOTE 1— BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. (“Acorn”) and its subsidiaries, OmniMetrix, LLC (“OmniMetrix”) and OMX Holdings, Inc. (collectively, with Acorn and OmniMetrix, “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The December 31, 2024 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six- and three-month periods ended June 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company’s cash was deposited with a U.S. bank and amounted to $3,253,000 at June 30, 2025. The Company does not believe there is a significant risk of non-performance by its counterparties. For the six- and three-month periods ended June 30, 2025, there was one customer that represented 42% and 47%, respectively, of the Company’s total invoiced revenue. At June 30, 2025, the Company had one customer that represented 76% of our total accounts receivable due at various dates but all no later than September 25, 2025 based on the customer’s payment terms. The customer with this concentration of both invoiced revenue and accounts receivable is the customer under a material contract that was executed in June 2024. Approximately 61% of the accounts receivable at December 31, 2024 was due from this customer which was subsequently collected in full. Credit risk with respect to the balance of trade receivables is typically diversified due to the number of entities comprising the Company’s customer base. Although we do not believe there is significant risk of non-performance by this counterparty, any failures or defaults on their part could negatively impact the value of our financial instruments and could have a material adverse effect on our business, operations or financial condition.

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

Management conducted an assessment and wrote off inventory deemed obsolete valued at $4,000 in the six- and three-month periods ended June 30, 2025. Management wrote off inventory valued at $19,000 and $10,000, respectively, during the six- and three-month periods ended June 30, 2024.

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

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, include future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for incomes taxes. During the year ended December 31, 2024, the Company recorded a reduction in the valuation allowance of $4,686,000 that was previously recorded against our deferred tax assets. During the six and three months ended June 30, 2025, there was no change in the valuation allowance. As of December 31, 2024 and June 30, 2025, we believe, based on our projections, that a partial valuation allowance of $11,400,000 is necessary against our deferred tax assets. Management will continue to assess the need for the valuation allowance and will make adjustments when appropriate. Management’s projections and beliefs are based upon a variety of estimates and numerous assumptions made by our management with respect to, among other things, interest rates, forecasted revenue of the hardware sales and monitoring revenue or revenue streams that could generate sufficient income so that the Company can utilize our net operating loss (NOL) carryforwards and other matters, many of which are difficult to predict, are subject to significant uncertainties and are beyond our control. As a result, there is inherently uncertainty that the estimates and assumptions upon which these projections and beliefs are based will prove to be accurate, that the anticipated results will be realized or that the actual results will not be substantially higher or lower than the Company projected.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited condensed consolidated statements of operations. No accrued interest or penalties were required to be included in the related tax liability line in the unaudited condensed consolidated balance sheet as of June 30, 2025 and in the consolidated balance sheet as of December 31, 2024.

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

The combined weighted average number of options that were excluded from the computation of diluted income per share, as they had an antidilutive effect, was 7,000 (which have a weighted average exercise price of $17.51) for both the six- and three-month periods ended June 30, 2025. The combined weighted average number of options that were excluded from the computation of diluted net income per share, as they had an antidilutive effect, was 26,000 (with a weighted average exercise price of $8.13) and 15,000 (with a weighted average exercise price of $9.17) for the six- and three-month periods ended June 30, 2024, respectively.

The following data represents the amounts used in computing earnings per share and the effect on net income and the weighted average number of shares of dilutive potential common stock (in thousands, except per share data):

	Six months ended June 30,		Three months ended June 30,
	2025	2024	2025	2024
Net income attributable to common stockholders	$1,184	$336	$720	$271

Weighted average share outstanding:
-Basic	2,492	2,487	2,493	2,487
Add: Stock options	42	14	41	20
-Diluted	2,534	2,501	2,534	2,507

Basic net income per share	$0.48	$0.14	$0.29	$0.11
Diluted net income per share	$0.47	$0.13	$0.28	$0.11

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

NOTE 3—LIQUIDITY

As of June 30, 2025, the Company had $3,253,000 of consolidated cash.

At June 30, 2025, the Company had working capital of $2,709,000. Its working capital includes $3,253,000 of cash and deferred revenue of $3,155,000. Such deferred revenue does not require a significant cash outlay for the revenue to be recognized. Total deferred revenue decreased by $564,000, from $4,233,000 at December 31, 2024 to $3,669,000 at June 30, 2025, as a result of the sales mix of products sold. Based on the current products being sold, the Company expects continued decreases in the deferred revenue balance in the foreseeable future (see Note 11, Revenue). The balance of deferred hardware revenue at June 30, 2025 will continue to be amortized over the months remaining in the three-year period since the hardware’s original date of shipment. Net cash increased during the six-month period ended June 30, 2025 by $927,000, with $900,000 provided by operating activities, $21,000 used in investing activities, and $48,000 cash provided by financing activities.

As of August 5, 2025, the Company had cash of $3,428,000. The Company believes that such cash, plus the cash expected to be generated from operations, will provide sufficient liquidity to finance the corporate activities of Acorn and operating activities of OmniMetrix at their current level of operations for at least the twelve-month period from the issuance of these unaudited condensed consolidated financial statements. The Company may, at some point, elect to obtain a new line of credit or other source of financing to fund additional investments in the business. If the Company decides to pursue additional financing in the future, it may be in the form of a bank line, a new loan or investment by others, an equity raise by Acorn which could then facilitate a loan by Acorn to OmniMetrix, or any combination thereof. Whether alternative funds, such as third-party loans or investments, will be available at the time and on terms acceptable to Acorn and OmniMetrix cannot be determined at this time.

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

The Company has historically experienced immaterial write-offs given the nature of the customers that receive credit. As of June 30, 2025, the Company had gross receivables of $2,144,000 and an allowance for credit losses of $4,000.

	As of
	June 30, 2025	December 31, 2024
	(in thousands)
Accounts Receivable, net, beginning of period	$1,933	$536
Accounts Receivable, net, end of period	$2,140	$1,933

The following is a tabular reconciliation of the Company’s allowance for credit losses:

	As of
	June 30, 2025	December 31, 2024
	(in thousands)
Balance at beginning of period	$4	$10
Decrease in provision for credit losses	—	(6)
Net charge-offs	—	—
Balance at end of period	$4	$4

NOTE 5—INVENTORY

	As of
	June 30, 2025	December 31, 2024
	(in thousands)
Raw materials	$916	$405
Finished goods	37	31
	$953	$436

At both June 30, 2025 and December 31, 2024, the Company’s inventory reserve for obsolescence was $6,000.

NOTE 6—LEASES

OmniMetrix leases office space and office equipment under operating lease agreements. The office lease, originally set to expire on September 30, 2025, was amended on June 20, 2025, to extend the lease term through November 30, 2030. The amendment also includes scheduled increases in monthly base rent and provides for conditional rent abatement for October and November 2025, as well as a tenant improvement allowance of up to $14,000 for qualifying alterations completed by September 30, 2026. The Company concluded the amendment constitutes a modification event under ASC 842 and the Company reassessed and remeasured the lease. The Company remeasured the lease payments based on the updated lease term, incremental borrowing rate and adjusted the right of use asset and lease liability accordingly. The lease was determined to still represent an operating lease. The present value of future minimum lease payments on non-cancelable operating leases as of June 30, 2025 using a discount rate of 6.0% is $1,063,000. The 6.0% discount rate used is the estimated incremental borrowing rate when the lease was entered into, which, as defined in ASC 842: Leases, is the rate of interest that a lessee would have had to pay to borrow, on a collateralized basis, over a similar term and in a similar economic environment, an amount equal to the lease payments. Operating lease cost for the six-month periods ended June 30, 2025 and 2024 were $68,000 and $64,000, respectively. Operating lease cost for the three-month periods ended June 30, 2025 and 2024 were $36,000 and $32,000, respectively.

Supplemental cash flow information related to leases consisted of the following (in thousands):

	For the Six Months Ending June 30,
	2025	2024
Cash paid for operating lease liabilities	$66	$64

Supplemental balance sheet information related to leases consisted of the following:

As of June 30, 2025
Weighted average remaining lease terms for operating leases	5.42

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms of more than one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of June 30, 2025 (in thousands):

Year ended June 30,
2026	$152
2027	234
2028	244
2029	254
2030	264
Thereafter	113
Total undiscounted cash flows	1,261
Less: Imputed interest	(198)
Present value of operating lease liabilities (a)	$1,063

(a)	Includes current portion of $90,000 for operating leases.

On July 6, 2021, the Company entered into an agreement with King Industrial Realty, Inc., to sublease from the Company 1,900 square feet of office space of the Company’s 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia, for a monthly sublease payment of $2,375 (plus an annual escalator each year of 3%) which includes the base rent plus a pro-rata share of utilities, property taxes and insurance. Fifty percent of any excess rent received above the per square foot amount that the Company pays is remitted to the Company’s landlord less the allocation of any shared expenses and leasehold improvements specific to the sublease. As of June 30, 2025, after the offset of the investment in leasehold improvements and other expenses related to the sublease, the landlord’s allocation of Company’s sublease receipts is $22,000 since the inception of the lease. The Company has paid a total of $16,000 for its share of the sublease profit since the lease commencement. The sublease commenced on October 1, 2021 and will run through September 30, 2025 which is the end of the Company’s original lease term with its landlord. The Company is currently negotiating the extension of the sublease with the tenant. Below are the future payments expected under the sublease, net of the estimated service cost of $2,000 through September 30, 2025, which is the end of the current term of the sublease (gross of the estimated amount expected to be remitted to our landlord) (in thousands):

Year ended June 30,
2026	$7

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company has $1,063,000 in operating lease obligations payable through 2030 and $342,000 in other contractual obligations, which includes contractual services and software license agreements. The contractual services include $223,000 payable through June 30, 2026 and $109,000 payable through June 30, 2027. The software license agreements of $10,000 are all payable through June 30, 2026. The Company also has $994,000 in open purchase order commitments payable through June 30, 2026 of which $804,000 (81%) is to one electronics vendor.

NOTE 8— STOCKHOLDERS’ EQUITY

(a) General

At June 30, 2025, Acorn had 2,549,337 shares issued and 2,499,159 shares outstanding of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when and if declared by the Board and to share rateably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company.

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

At June 30, 2025, 63,177 options were available for grant under the Amended and Restated 2006 Stock Incentive Plan (the “Plan”) and no options were available for grant under the 2006 Stock Option Plan for Non-Employee Directors. The Plan was amended effective January 1, 2025 to extend the duration of the Plan until December 31, 2034 unless sooner terminated. During the six-month period ended June 30, 2025, 6,900 options were issued. The options were issued as follows: an aggregate of 2,500 to directors (excluding the CEO), 2,200 to the CEO and 2,200 to the CFO. In the six- and three-month periods ended June 30, 2025, there were no grants to non-employees (other than the directors, CEO and CFO). There were no options issued in the three-month period ended June 30 2025.

During the six- and three-month periods ended June 30, 2025, 8,436 options were exercised of which all were exercised in the three-month period ended June 30, 2025. The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2024	70,149	$6.52	3.3 years	$806,000
Granted	6,900	17.77
Exercised	(7,707)	7.02
Outstanding at June 30, 2025	69,342	$7.64	3.5 years	$654,000
Exercisable at June 30, 2025	62,939	$7.12	3.2 years	$624,000

The fair value of the options granted of $119,000 during the six-month period ended June 30, 2025 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	4.41%
Expected term of options	5.6 years
Expected annual volatility	181.8%
Expected dividend yield	—%

(c) Stock Option Compensation Expense

Stock option compensation expense included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations was $93,000 and $38,000 for the six-month periods ended June 30, 2025 and 2024, respectively, and $32,000 and $11,000 for the three-month periods ended June 30, 2025 and 2024, respectively.

The total compensation cost related to non-vested awards not yet recognized was $44,000 as of June 30, 2025 which will be recognized over the next twenty-eight months.

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

For the six months ended June 30, 2025 and June 30, 2024 the Company recognized income tax expense of $396,000 and $25,000, respectively. The effective tax rate for the six months ended June 30, 2025 and June 30, 2024 was 24.7% and 6.8%, respectively.

For the three months ended June 30, 2025 and June 30, 2024 the Company recognized income tax expense of $242,000 and $0, respectively. The effective tax rate for the three months ended June 30, 2025 and June 30, 2024 was 24.8% and 0%, respectively.

The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% for the six months and three months ended June 30, 2025 was primarily due to state income taxes where the Company operates. The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% for the six months and three months ended June 30, 2024 was primarily due to the Company’s valuation allowance against its deferred tax assets. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. The Company evaluates its tax positions and recognizes tax benefits that, more-likely-than-not, will be sustained upon examination based on the technical merits of the position. The Company did not have any unrecognized tax benefits as of June 30, 2025 or December 31, 2024.

The Company files a consolidated U.S. income tax return and tax returns in certain state and local jurisdictions. As of June 30, 2025, the Company is no longer subject to federal examination for years before 2021, or for years before 2020 for state income taxes. However, our tax attribute carryforwards from closed tax years may be subject to examination to the extent utilized in an open tax year. The Company does not expect that our unrecognized tax benefits will change within the next twelve months due to statute of limitation lapses.

NOTE 10— SEGMENT REPORTING

As of June 30, 2025, the Company operates in two reportable operating segments, both of which are performed through the Company’s OmniMetrix subsidiary:

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

The Company does not systematically allocate assets to the divisions of the subsidiaries constituting its consolidated group, unless the division constitutes a significant operation. Further, the CODM does not review the assets by segment.

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

The following tables represent segmented data for the six- and three-month periods ended June 30, 2025 and 2024 (in thousands):

	PG	CP	Total
Six months ended June 30, 2025:
Revenues from external customers	$6,247	$376	$6,623
COGS	1,525	133	1,658
Segment gross profit	4,722	243	4,965
R&D expense	524	32	556
SG&A expense	2,025	148	2,173
Segment operating income	2,173	63	2,236
Interest income, net	46	3	49
Segment income before income taxes	$2,219	$66	$2,285

Six months ended June 30, 2024:
Revenues from external customers	$3,855	$552	$4,407
COGS	921	230	1,151
Segment gross profit	2,934	322	3,256
R&D expense	348	116	464
SG&A expense	1,679	243	1,922
Segment operating income (loss)	907	(37)	870
Interest income, net	29	4	33
Segment income (loss) before income taxes	$936	$(33)	$903

	PG	CP	Total
Three months ended June 30, 2025:
Revenues from external customers	$3,360	$165	$3,525
COGS	828	58	886
Segment gross profit	2,532	107	2,639
R&D expense	253	12	265
SG&A expense	1,071	78	1,149
Segment operating income	1,208	17	1,225
Interest income, net	24	2	26
Segment income before income taxes	$1,232	$19	$1,251

Three months ended June 30, 2024:
Revenues from external customers	$2,061	$214	$2,275
COGS	525	85	610
Segment gross profit	1,536	129	1,665
R&D expense	169	57	226
SG&A expense	863	89	952
Segment operating income (loss)	504	(17)	487
Interest income, net	16	2	18
Segment income (loss) before income taxes	$520	$(15)	$505

Reconciliation of Segment Income to Consolidated Net Income Before Income Taxes

	Six months ended June 30,		Three months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Total net income before income taxes for reportable segments	$2,285	$903	$1,251	$505
Unallocated cost of corporate headquarters	(683)	(534)	(277)	(229)
Consolidated net income before income taxes	$1,602	$369	$974	$276

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

The following table disaggregates the Company’s revenue for the six- and three-month periods ended June 30, 2025 and 2024 (in thousands):

	Hardware	Monitoring	Total
Six months ended June 30, 2025:
PG Segment	$3,781	$2,466	$6,247
CP Segment	253	123	376
Total Revenue	$4,034	$2,589	$6,623

	Hardware	Monitoring	Total
Six months ended June 30, 2024:
PG Segment	$1,767	$2,088	$3,855
CP Segment	428	124	552
Total Revenue	$2,195	$2,212	$4,407

	Hardware	Monitoring	Total
Three months ended June 30, 2025:
PG Segment	$2,100	$1,260	$3,360
CP Segment	105	60	165
Total Revenue	$2,205	$1,320	$3,525

	Hardware	Monitoring	Total
Three months ended June 30, 2024:
PG Segment	$1,014	$1,047	$2,061
CP Segment	151	63	214
Total Revenue	$1,165	$1,110	$2,275

Deferred revenue activity for the six months ended June 30, 2025 can be seen in the table below (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2024	$1,124	$3,109	$4,233
Additions during the period	—	2,610	2,610
Recognized as revenue	(585)	(2,589)	(3,174)
Balance at June 30, 2025	$539	$3,130	$3,669

Amounts to be recognized as revenue in the twelve-month-period ending:
June 30, 2026	$534	2,621	3,155
June 30, 2027	5	507	512
June 30, 2028 and thereafter		2	2
	$539	3,130	3,669

The amount of hardware revenue recognized during the six months ended June 30, 2025 that was included in deferred revenue at the beginning of the fiscal year was $585,000. The amount of monitoring revenue during the six months ended June 30, 2025 that was included in deferred revenue at the beginning of the fiscal year was $1,916,000.

The following table provides a reconciliation of the Company’s hardware revenue for the six- and three-month periods ended June 30, 2025 and 2024 (in thousands):

	Six months ended June 30,		Three months ended June 30,
Reconciliation of Hardware Revenue	2025	2024	2025	2024
Amortization of deferred revenue	$585	$1,027	$270	$492
Sales of custom designed units and related accessories	58	—	—	—
Hardware sales (new product versions)	3,160	955	1,808	579
Other accessories, services, shipping and miscellaneous charges	231	213	127	94
Total hardware revenue	$4,034	$2,195	$2,205	$1,165

Deferred COGS relate only to the sale of equipment. Deferred COGS activity for the six-month period ended June 30, 2025 can be seen in the table below (in thousands):

Balance at December 31, 2024	$476
Additions, net of adjustments, during the period	—
Recognized as COGS	(251)
Balance at June 30, 2025	$225

Amounts to be recognized as COGS in the twelve-month-period ending:
June 30, 2026	$223
June 30, 2027	2
$225

The following table provides a reconciliation of the Company’s COGS expense for the six- and three-month periods ended June 30, 2025 and 2024 (in thousands):

	Six months ended June 30,		Three months ended June 30,
Reconciliation of COGS Expense	2025	2024	2025	2024
Amortization of deferred COGS	$251	$451	$115	$216
COGS of custom designed units and related accessories	16	—	—	—
COGS of hardware sales (new product versions)	1,089	430	620	267
Data costs for monitoring	145	123	72	61
Other COGS of accessories, services, shipping and miscellaneous charges	157	147	79	66
Total COGS expense	$1,658	$1,151	$886	$610

The following table provides a reconciliation of the Company’s sales commissions contract assets for the six-month period ended June 30, 2025 (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2024	$104	$124	$228
Additions during the period	—	39	39
Amortization of sales commissions	(54)	(28)	(82)
Balance at June 30, 2025	$50	135	185

The capitalized sales commissions are included in other current assets ($104,000) and other assets ($81,000) in the Company’s unaudited condensed consolidated balance sheet at June 30, 2025. The capitalized sales commissions are included in other current assets ($137,000) and other assets ($91,000) in the Company’s condensed consolidated balance sheet at December 31, 2024.

Amounts to be recognized as sales commission expense in the twelve-month-period ending (in thousands):

June 30, 2026	$104
June 30, 2027	42
June 30, 2028 and thereafter	39
$185

NOTE 12—RELATED PARTY BALANCES AND TRANSACTIONS

Officer and Director Fees

The Company recorded consulting service fees to officers of $269,000 for both of the six-month periods ended June 30, 2025 and 2024, respectively, and $135,000 for both of the three-month periods ended June 30, 2025 and 2024, respectively, which are included in selling, general and administrative expenses.

The Company recorded fees to directors of $37,000 for both of the six-month periods ended June 30, 2025 and 2024 and $19,000 for both the three-month periods ended June 30, 2025 and 2024, which are included in selling, general and administrative expenses.

NOTE 13—SUBSEQUENT EVENTS

On June 19, 2025, 1,250 stock options originally granted to a now-deceased employee under the Company’s equity incentive plan were automatically deemed exercised and settled on their expiration date via net exercise, according to their terms. The options consisted of 625 shares at an exercise price of $5.12 and 625 shares at an exercise price of $6.40. As a result of the transaction, 843 net shares were issued to the former employee’s transfer-on-death beneficiary. Subsequent to the quarter ended June 30, 2025, on July 8, 2025, the Company repurchased the 843 net shares at the July 7, 2025 closing market price of $17.75 per share. The repurchased shares were added to the Company’s treasury stock. This transaction has not been reflected in the Company’s Unaudited Condensed Consolidated Financial Statements as of June 30, 2025. However, the Company has evaluated the transaction and determined that disclosure is appropriate. The transaction did not have a material impact on the Company’s financial position or results of operations.

On July 24, 2025, the Company’s common stock began trading on the Nasdaq Capital Market. In connection with the Nasdaq listing application process, the Company paid to Nasdaq an aggregate application/entry fee of $50,000, $5,000 of which was paid in April 2025, and $45,000 of which was paid in July 2025.

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

	Six months ended June 30, 2025
	OmniMetrix	Acorn	Total
Revenue	$6,623	$—	$6,623
COGS	1,658	—	1,658
Gross profit	4,965	—	4,965
Gross profit margin	75%		75%
R&D expenses	556	—	556
SG&A expenses	2,173	685	2,858
Operating income (loss)	$2,236	$(685)	$1,551

	Six months ended June 30, 2024
	OmniMetrix	Acorn	Total
Revenue	$4,407	$—	$4,407
COGS	1,151	—	1,151
Gross profit	3,256	—	3,256
Gross profit margin	74%		74%
R&D expenses	464	—	464
SG&A expenses	1,922	534	2,456
Operating income (loss)	$870	$(534)	$336

	Three months ended June 30, 2025
	OmniMetrix	Acorn	Total
Revenue	$3,525	$—	$3,525
COGS	886	—	886
Gross profit	2,639	—	2,639
Gross profit margin	75%		75%
R&D expenses	265	—	265
SG&A expenses	1,149	278	1,427
Operating income (loss)	$1,225	$(278)	$947

	Three months ended June 30, 2024
	OmniMetrix	Acorn	Total
Revenue	$2,275	$—	$2,275
COGS	610	—	610
Gross profit	1,665	—	1,665
Gross profit margin	73%		73%
R&D expenses	226	—	226
SG&A expenses	952	229	1,181
Operating income (loss)	$487	$(229)	$258

BACKLOG

As of June 30, 2025, OmniMetrix had a backlog of $3,669,000, primarily comprised of deferred revenue, of which $3,155,000 is expected to be recognized as revenue in the next twelve months. This compares to a backlog of $4,580,000 at June 30, 2024. Now that we are selling hardware units that are capable of operating distinctly from our monitoring and control software, the hardware backlog will no longer continue to grow and will be fully amortized by August 31, 2026, while the monitoring backlog will continue to be deferred and amortized over the period of service.

RECENT DEVELOPMENTS

On July 23, 2025, we announced that we had received formal approval from The Nasdaq Stock Market LLC to uplist our common stock from the OTCQB to the Nasdaq Capital Market. Our common stock commenced trading on the Nasdaq Capital Market under the ticker symbol “ACFN” on July 24, 2025. The uplisting reflects our ongoing efforts to enhance shareholder value, improve liquidity, and increase visibility within the investment community.

On June 19, 2025, 1,250 stock options originally granted to a now-deceased employee under our equity incentive plan were automatically deemed exercised and settled on their expiration date via net exercise, according to their terms. The options consisted of 625 shares at an exercise price of $5.12 and 625 shares at an exercise price of $6.40. As a result of the transaction, 843 net shares were issued to the former employee’s transfer-on-death beneficiary. Subsequent to the quarter ended June 30, 2025, on July 8, 2025, we repurchased the 843 net shares at the July 7, 2025 closing market price of $17.75 per share. The repurchased shares were added to our treasury stock. This transaction has not been reflected in our Unaudited Condensed Consolidated Financial Statements as of June 30, 2025. However, we have evaluated the transaction and determined that disclosure is appropriate. The transaction did not have a material impact on our financial position or results of operations.

On June 1, 2024, we entered into a contract (the “Material Contract”) with one of the nation’s largest cell phone providers to provide monitoring hardware and services. Under the contract, OmniMetrix will provide monitoring devices and related remote monitoring and control services for between 5,000 to 10,000 cell tower backup generators in the U.S. The monitoring hardware and monitoring services, which are being deployed over a one-to-two-year period. Shipping of hardware commenced in the third quarter of 2024 and installation and monitoring services commenced in the fourth quarter of 2024. During the six- and three-month periods ended June 30, 2025, we recognized $2,214,000 and $1,338,000 in hardware revenue, respectively, and $171,000 and $102,000 in monitoring revenue, respectively, from this contract.

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

The Company generated a three-year cumulative positive income through December 31, 2024. Based on its earnings, the Company released a portion of its valuation allowance on its deferred tax assets (other than as stated above) during the year ended December 31, 2024. As of June 30, 2025, we believe, based on our projections, that a partial valuation allowance of $11,400,000 continues to be necessary against our deferred tax assets. Uncertainty exists related to the generation of future hardware and monitoring revenue, nonetheless the Company believes sufficient positive evidence exists which supports the partial reversal of the valuation allowance. In recent years, the Company executed new contracts, growing hardware and monitoring revenue which resulted in cumulative pre-tax earnings over the prior three years which we believe is significant positive evidence to support the reversal of valuation allowance during 2024. At this time, however, we cannot assure you that we will be successful in doing so. Accordingly, our management will continue to assess the need for this valuation allowance and will make adjustments when appropriate.

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

Results of Operations

The following table sets forth certain information with respect to the unaudited condensed consolidated results of operations of the Company for the six-month periods ended June 30, 2025 and 2024, including the percentage of total revenues during each period attributable to selected components of the operations statements data and for the period-to-period percentage changes in such components. For segment data, see Notes 10 and 11 to the unaudited condensed consolidated financial statements included in this quarterly report.

	Six months ended June 30,
	2025		2024		Change
	($,000)	% of revenues	($,000)	% of revenues	From 2024 to 2025
Revenue	$6,623	100%	$4,407	100%	50%
COGS	1,658	25%	1,151	26%	44%
Gross profit	4,965	75%	3,256	74%	53%
R&D expenses	556	8%	464	11%	20%
SG&A expenses	2,858	43%	2,456	56%	16%
Operating income	1,551	23%	336	8%	362%
Interest income, net	51	1%	33	1%	55%
Income before income taxes	1,602	24%	369	8%	334%
Income tax expense	396	6%	25	1%	1,484%
Net income	1,206	18%	344	8%	251%
Non-controlling interest share of net income	(22)	* %	(8)	* %	175%
Net income attributable to Acorn Energy, Inc.	$1,184	18%	$336	8%	252%

*Result is less than 1% or not meaningful.

The following table sets forth certain information with respect to the unaudited condensed consolidated results of operations of the Company for the three-month periods ended June 30, 2025 and 2024, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. For segment data, see Notes 10 and 11 to the unaudited condensed consolidated financial statements included in this quarterly report.

	Three months ended June 30,
	2025		2024		Change
	($,000)	% of revenues	($,000)	% of revenues	from 2024 to 2025
Revenue	$3,525	100%	$2,275	100%	55%
COGS	886	25%	610	27%	45%
Gross profit	2,639	75%	1,665	73%	59%
R&D expenses	265	8%	226	10%	17%
SG&A expense	1,427	40%	1,181	52%	21%
Operating income	947	27%	258	11%	267%
Interest income, net	27	1%	18	1%	50%
Income before income taxes	974	28%	276	12%	253%
Income tax expense	242	7%	—	—%	—%
Net income	732	21%	276	12%	165%
Non-controlling interest share of net income	(12)	* %	(5)	* %	140%
Net income attributable to Acorn Energy, Inc.	$720	20%	$271	12%	166%

*Result is less than 1%.

Revenue for the six and three months ended June 30, 2025 and 2024

Revenue increased by $2,216,000, or 50.3%, from $4,407,000 in the six-month period ended June 30, 2024 to $6,623,000 in the six-month period ended June 30, 2025. Hardware revenue increased by $1,839,000, or 83.8%, from $2,195,000 in the six-month period ended June 30, 2024 to $4,034,000 in the six-month period ended June 30, 2025. See the reconciliation of hardware revenue below. Monitoring revenue increased by $377,000, or 17.0%, from $2,212,000 in the six-month period ended June 30, 2024 to $2,589,000 in the six-month period ended June 30, 2025. The increase in monitoring revenue was due to an increase in the number of connections being monitored.

As discussed above, OmniMetrix has two reportable segments, PG and CP. Of the $6,623,000 in revenue recognized in the six-month period ended June 30, 2025, $6,247,000 was generated by PG activities and $376,000 was generated by CP activities. This represents an increase in revenue from PG activities of $2,392,000, or 62.0%, from $3,855,000 in the six-month period ended June 30, 2024, and a decrease in revenue from CP activities of $176,000, or 31.9%, from $552,000 in the six-month period ended June 30, 2024. The increase in PG revenue was due to sales under our Material Contract described above under “Recent Developments.” The decrease in CP revenue was due to fewer Hero2 units being sold in the current-year period

Revenue increased by $1,250,000, or 54.9%, from $2,275,000 in the three-month period ended June 30, 2024 to $3,525,000 in the three-month period ended June 30, 2025. Of the $3,525,000 in revenue recognized in the three-month period ended June 30, 2025, $3,360,000 was generated by PG activities and $165,000 was generated by CP activities. In the three-month period ended June 30, 2025, as compared to the three-month period ended June 30, 2024, revenue from PG activities increased $1,299,000, or 63.0%, from $2,061,000, and revenue from CP activities decreased $49,000, or 22.9%, from $214,000.

Hardware revenue during the six- and three-month periods ended June 30, 2025 and 2024 is further detailed in the table below (in thousands):

	Six months ended June 30,		Three months ended June 30,
Reconciliation of Hardware Revenue	2025	2024	2025	2024
Amortization of deferred revenue	$585	$1,027	$270	$492
Sales of custom designed units and related accessories	58	—	—	—
Hardware sales (new product versions)	3,160	955	1,808	579
Other accessories, services, shipping and miscellaneous charges	231	213	127	94
Total hardware revenue	$4,034	$2,195	$2,205	$1,165

Gross profit for the six- and three-month periods ended June 30, 2025 and 2024

Gross profit for the six-month period ended June 30, 2025 was $4,965,000, reflecting a gross margin of 75.0%, compared with a gross profit of $3,256,000, reflecting a gross margin of 73.9%, for the six-month period ended June 30, 2024.

Gross margin on hardware revenue for the six-month period ended June 30, 2025 was 62.5% compared to 53.2% for the six-month period ended June 30, 2024. The increase in gross margin on hardware was a result of the product and customer mix of sales during the period. Gross margin on monitoring revenue for the six-month periods ended June 30, 2025 and 2024 was 94.4%.

Gross profit for the three-month period ended June 30, 2025 was $2,639,000, reflecting a gross margin of 74.9%, compared with a gross profit for the three-month period ended June 30, 2024 of $1,665,000, reflecting a gross margin of 73.2%. Gross margin on hardware revenue for the three-month period ended June 30, 2025 was 63.1% compared to 52.9% for the three-month period ended June 30, 2024. The increase in gross margin on hardware during the three-month period was a result of same drivers as described above for the six-month period. Gross margin on monitoring revenue for the three-month period ended June 30, 2025 was 94.6% compared to 94.5% for the three-month period ended June 30, 2024.

Operating expenses for the six- and three-month periods ended June 30, 2025 and 2024

R&D expense. During the six-month periods ended June 30, 2025 and 2024, R&D expense was $556,000 and $464,000, respectively. During the three-month period ended June 30, 2025, OmniMetrix recorded $265,000 of R&D expense as compared to $226,000 in the three-month period ended June 30, 2024. The increase in R&D expense is related to salary increases granted to our engineering personnel effective October 1, 2024, the hiring of another senior level engineer in November 2024 and the expenses and materials paid to third-party consultants in the continued development of next-generation PG and CP products and exploration into potential new product lines. We expect a moderate increase in R&D expense throughout 2025 for continued investment in work on certain initiatives to launch the next generation of our products and expand product lines to increase our level of innovation ahead of our competitors.

Selling, general and administrative expense. SG&A expense of the consolidated entities in the six-month period ended June 30, 2025 reflected an increase of $402,000, or 16.4%, as compared to the six-month period ended June 30, 2024. OmniMetrix’s SG&A expense increased $251,000, or 13.1%, from $1,922,000 in the six-month period ended June 30, 2024 to $2,173,000 in the six-month period ended June 30, 2025. This increase was primarily due to an increase of (i) $90,000 in personnel expenses due to staff additions and increases in compensation to our team, (ii) $128,000 in commission expense primarily driven by sales under the Material Contract, (iii) $18,000 in technology fees and expenses, (iv) $12,000 in insurance expenses, (v) a net increase of $29,000 in other operating expenses in the aggregate, offset by a decrease of (vi) $26,000 in travel and trade show expenses. Corporate SG&A expense increased $151,000, or 28.3%, from $534,000 in the six-month period ended June 30, 2024 to $685,000 in the six-month period ended June 30, 2025. This increase was due to an increase of (i) $64,000 in tax professional fees from the preparation of the 2024 income tax provision and the calculations related to the release of the income tax valuation allowance, (ii) $23,000 in audit fees primarily related to the work on the release of the income tax valuation allowance at December 31, 2024, (iii) $59,000 in stock compensation expense and (vi) a net increase of $5,000, in the aggregate, of other public company expenses.

SG&A expense of the consolidated entities in the three-month period ended June 30, 2025 reflected an increase of $246,000, or 20.8%, as compared to the three-month period ended June 30, 2024. OmniMetrix’s SG&A expense increased $197,000, or 20.7%, from $952,000 in the three-month period ended June 30, 2024 to $1,149,000 in the three-month period ended June 30, 2025. This increase was primarily due to an increase of (i) $48,000 in personnel expenses due to staff additions and increases in compensation to our team, (ii) $100,000 in commission expense primarily driven by sales under the Material Contract, (iii) $39,000 in technology fees and expenses, and (iv) a net increase of $10,000 in other operating expenses in the aggregate. Corporate SG&A expense increased $49,000, or 21.4%, from $229,000 in the three-month period ended June 30, 2024 to $278,000 in the three-month period ended June 30, 2025. This increase was due to an increase of (i) $17,000 in tax professional fees related to the preparation of our 2024 tax return and our 2025 tax provision, (ii) $23,000 in audit fees primarily related to additional procedures on our tax provision, and (iii) a net increase of $9,000, in the aggregate, of other public company expenses.

Net income attributable to Acorn Energy. We recognized net income attributable to Acorn stockholders of $1,184,000 in the six-month period ended June 30, 2025, compared to net income attributable to Acorn stockholders of $336,000 in the six-month period ended June 30, 2024. Our net income during the six-month period ended June 30, 2025 is comprised of pre-tax net income at OmniMetrix of $2,285,000 less federal taxes of $337,000 and state taxes of $59,000 offset by corporate expenses of $683,000, net of $2,000 in interest income, and the non-controlling interest share of our income from OmniMetrix of $22,000. Our net income during the six-month period ended June 30, 2024 is comprised of net income at OmniMetrix of $878,000 offset by corporate expenses of $534,000 and the non-controlling interest share of our income from OmniMetrix of $8,000.

For the three-month period ended June 30, 2025, we recognized net income attributable to Acorn stockholders of $720,000, compared to a net income attributable to Acorn stockholders of $271,000 for the three- month period ended June 30, 2024. Our net income during the three-month period ended June 30, 2025 is comprised of pre-tax net income at OmniMetrix of $1,251,000 less federal taxes of $206,000 and state taxes of $36,000 offset by corporate expenses of $277,000, net of $1,000 in interest income, and the non-controlling interest share of our income from OmniMetrix of $12,000. Our net income during the three-month period ended June 30, 2024 is comprised of net income at OmniMetrix of $539,000 offset by corporate expenses of $263,000 and the non-controlling interest share of income from OmniMetrix of $5,000.

Liquidity and Capital Resources

At June 30, 2025, we had working capital of $2,709,000. Our working capital includes $3,253,000 of cash and deferred revenue of $3,155,000. Such deferred revenue does not require a significant cash outlay for the revenue to be recognized.

During the six-month period ended June 30, 2025, our OmniMetrix subsidiary provided cash flow from operations of $1,607,000, while our corporate headquarters used $707,000 for operations during the same period.

During the six-month period ended June 30, 2025, we invested (i) $9,000 in technology, (ii) $7,000 in equipment, (iii) $4,000 in leasehold improvements and (iv) $1,000 in patent acquisition.

During the six-month period ended June 30, 2025, we recognized $48,000 from financing activities in proceeds from the exercise of stock options.

Liquidity

As of August 5, we had cash of $3,428,000. We believe that such cash, plus the cash expected to be generated from operations, will provide sufficient liquidity to finance the corporate activities of Acorn and the operating activities of OmniMetrix at their current level of operations for at least the twelve-month period from the issuance of the unaudited condensed consolidated financial statements contained in this Quarterly Report. We may, at some point, elect to obtain a new line of credit or other source of financing to fund additional investments in the business. If we decide to pursue additional financing in the future, it may be in the form of a bank line, a new loan or investment by others, an equity raise by Acorn, which could then facilitate a loan by Acorn to OmniMetrix, or any combination thereof. Whether alternative funds, such as third-party loans or investments, will be available at the time required and on terms acceptable to Acorn and OmniMetrix cannot be determined at this time.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of June 30, 2025.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Twelve Month Periods Ending June 30, (in thousands)
	Total	2026	2027-2028	2029-2030	2031 and thereafter
Software agreements	$10	$10	$—	$—	$—
Operating leases*	1,275	166	478	518	113
Contractual services	332	223	109	—	—
Purchase commitments**	994	994	—	—	—
Total contractual cash obligations	$2,611	$1,393	$587	$518	$113

*Reflects the gross amount of the payments to be made under the operating lease liabilities. Does not include rent amounts to be received under the sublease.

**Reflects open purchase orders for components/parts to be delivered over the next twelve months as sales forecast requires.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, due to the material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2024, our disclosure controls and procedures were not effective as of June 30, 2025.

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

Changes in Internal Control Over Financial Reporting

During the latter six months of 2024, we implemented the following (i) provisioning/termination controls with signed and authenticated authorizations, (ii) change controls for development processes that require authorizations, peer review, quality assurance documentation, ticket matching of changes to work authorizations and overall change controls, and (iii) a more detailed review process of our valuation allowance analysis. It is our belief that these added controls, and related actions will effectively remediate the existing material weaknesses detailed in the first and third bullets above. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Other than the remediation actions described above, there were no other changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5.	OTHER INFORMATION

During the second quarter of fiscal year 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

PART II

ITEM 6.	EXHIBITS

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-Q for the quarter ended June 30, 2025, filed on August 7, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

#104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: August 7, 2025

	By:	/s/ TRACY S. CLIFFORD
Tracy S. Clifford
Chief Financial Officer

