Form 10-Q
period 2025-09-30
ACORN ENERGY, INC.
filed 2025-11-06
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2025
Common Stock, $0.01 par value per share	2,504,626

ACORN ENERGY, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended September 30, 2025

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

PART I

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of September 30, 2025	As of December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$4,167	$2,326
Accounts receivable, net	1,005	1,933
Inventory	1,170	436
Other current assets	238	288
State income tax receivable	—	10
Deferred cost of goods sold (COGS)	134	406
Total current assets	6,714	5,399
Property and equipment, net	422	505
Right-of-use assets	1,005	84
Deferred COGS	—	70
Other assets	113	103
Deferred tax assets	4,180	4,435
Total assets	$12,434	$10,596
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$348	$297
Accrued expenses	229	290
Deferred revenue	3,158	3,521
Current operating lease liabilities	116	98
Other current liabilities	28	59
State income tax payable	46	19
Total current liabilities	3,925	4,284
Long-term liabilities:
Deferred revenue	319	712
Noncurrent operating lease liabilities	930	—
Other long-term liabilities	26	24
Total liabilities	5,200	5,020
Commitments and contingencies (Note 7)
Equity:
Acorn Energy, Inc. stockholders
Common stock - $0.01 par value per share: Authorized - 42,000,000 shares; issued - 2,555,717 at September 30, 2025 and 2,541,308 at December 31, 2024; outstanding - 2,504,626 at September 30, 2025 and 2,491,130 at December 31, 2024	25	25
Additional paid-in capital	103,618	103,405
Accumulated stockholders’ deficit	(93,418)	(94,854)
Treasury stock, at cost – 51,091 shares at September 30, 2025 and 50,178 at December 31, 2024	(3,052)	(3,036)
Total Acorn Energy, Inc. stockholders’ equity	7,173	5,540
Non-controlling interests	61	36
Total equity	7,234	5,576
Total liabilities and equity	$12,434	$10,596

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

	Nine months ended September 30,		Three months ended September 30,
	2025	2024	2025	2024

Revenue	$9,101	$7,457	$2,478	$3,050
COGS	2,191	2,014	533	863
Gross profit	6,910	5,443	1,945	2,187
Operating expenses:
Research and development (R&D) expenses	823	698	267	234
Selling, general and administrative (SG&A) expenses	4,377	3,653	1,519	1,197
Total operating expenses	5,200	4,351	1,786	1,431
Operating income	1,710	1,092	159	756
Interest income, net	85	53	34	20
Income before income taxes	1,795	1,145	193	776
Provision for (benefit from) income taxes	331	67	(65)	42
Net income	1,464	1,078	258	734
Non-controlling interest share of income	(28)	(17)	(6)	(9)
Net income attributable to Acorn Energy, Inc. stockholders	$1,436	$1,061	$252	$725

Net income per share attributable to Acorn Energy, Inc stockholders – basic and diluted
Basic	$0.58	$0.43	$0.10	$0.29
Diluted	$0.57	$0.42	$0.10	$0.29
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. stockholders – basic and diluted
Basic	2,494	2,487	2,509	2,487
Diluted	2,538	2,504	2,554	2,511

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(UNAUDITED) (IN THOUSANDS)

	Three and Nine Months Ended September 30, 2025
	Number of Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Stockholders’ Equity	Non- controlling interests	Total Equity
Balances as of December 31, 2024	2,491	$25	$103,405	$(94,854)	50	$(3,036)	$5,540	$36	$5,576
Net Income	—	—	—	464	—	—	464	10	474
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	61	—	—	—	61	—	61
Balances as of March 31, 2025	2,491	$25	$103,466	$(94,390)	50	$(3,036)	$6,065	$45	$6,110
Net income	—	—	—	720	—	—	720	12	732
Proceeds from stock options	8	*	48	—	—	—	48	—	48
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	32	—	—	—	32	—	32
Balances as of June 30, 2025	2,499	$25	$103,546	$(93,670)	50	$(3,036)	$6,865	$56	$6,921
Net income	—	—	—	252	—	—	252	6	258
Proceeds from stock option exercise	6	—	39	—	—	—	39	—	39
Shares repurchased and held in Treasury	—	—	—	—	1	(16)	(16)	—	(16)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	33	—	—	—	33	—	33
Balances as of September 30, 2025	2,505	$25	$103,618	$(93,418)	51	$(3,052)	$7,173	$61	$7,234

	Three and Nine Months Ended September 30, 2024
	Number of Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Stockholders’ Equity (Deficit)	Non- controlling interests	Total Equity (Deficit)
Balances as of December 31, 2023	2,484	$25	$103,321	$(101,148)	50	$(3,036)	$(838)	$12	$(826)
Net income	—	—	—	65	—	—	65	3	68
Proceeds from warrant exercise	3	*	13	—	—	—	13	—	13
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	27	—	—	—	27	—	27
Balances as of March 31, 2024	2,487	$25	$103,361	$(101,083)	50	$(3,036)	$(733)	$14	$(719)
Net income	—	—	—	271	—	—	271	5	276
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	11	—	—	—	11	—	11
Balances as of June 30, 2024	2,487	$25	$103,372	$(100,812)	50	$(3,036)	$(451)	$18	$(433)
Net income	—	—	—	725	—	—	725	9	734
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	14	—	—	—	14	—	14
Balances as of September 30, 2024	2,487	$25	$103,386	$(100,087)	50	$(3,036)	$288	$26	$314

*	Less than $1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (IN THOUSANDS)

	Nine months ended September 30,
	2025	2024
Cash flows provided by operating activities:
Net income	$1,464	$1,078
Depreciation and amortization	85	91
Deferred tax expense	255	—
Decrease in the provision for credit loss	—	(7)
Impairment of inventory	15	21
Non-cash lease expense	99	97
Stock-based compensation	126	52
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	928	(351)
(Increase) decrease in inventory	(749)	282
Decrease in deferred COGS	341	644
Decrease in other current assets and other assets	40	37
Decrease in state income tax receivable	10	—
Decrease in deferred revenue	(756)	(1,200)
Decrease in operating lease liability	(72)	(108)
Increase in state income tax payable	27	—
(Decrease) increase in accounts payable, accrued expenses, other current liabilities and non-current liabilities	(18)	103
Net cash provided by operating activities	1,795	739

Cash flows used in investing activities:
Investments in technology	(13)	(44)
Leasehold improvements	(4)	—
Patents	(1)	—
Purchases of furniture and equipment	(7)	(4)
Net cash used in investing activities	(25)	(48)

Cash flows provided by financing activities:
Stock repurchases held in Treasury	(16)	—
Stock option exercise proceeds	87	13
Net cash provided by financing activities	71	13

Net increase in cash	1,841	704
Cash at the beginning of the period	2,326	1,449
Cash at the end of the period	$4,167	$2,153

Supplemental cash flow information:
Cash paid during the year for:
Interest	$—	$1
Income Taxes	$39	$2
Non-cash investing and financing activities:
Right-of-use assets	$1,025	—
Operating lease liability	1,025	—
Accrued preferred dividends to former CEO of OmniMetrix	$3	$3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

NOTE 1— BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. (“Acorn”) and its subsidiaries, OmniMetrix, LLC (“OmniMetrix”) and OMX Holdings, Inc. (collectively, with Acorn and OmniMetrix, “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The December 31, 2024 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine- and three-month periods ended September 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company’s cash was deposited with a U.S. bank and amounted to $4,167,000 at September 30, 2025. The Company does not believe there is a significant risk of non-performance by its counterparties. For the nine- and three-month periods ended September 30, 2025, there was one customer that represented 32% and 7%, respectively, of the Company’s total invoiced revenue. At September 30, 2025, the Company had one customer that represented 34% of our total accounts receivable due at various dates but all no later than December 31, 2025 based on the customer’s payment terms. The customer with this concentration of both invoiced revenue and accounts receivable is the customer under a material contract that was executed in June 2024. Approximately 61% of the accounts receivable at December 31, 2024 was due from this customer which was subsequently collected in full. Credit risk with respect to the balance of trade receivables is typically diversified due to the number of entities comprising the Company’s customer base. Although we do not believe there is significant risk of non-performance by this counterparty, any failures or defaults on their part could negatively impact the value of our financial instruments and could have a material adverse effect on our business, operations or financial condition.

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

Management conducted an assessment and wrote off inventory deemed obsolete valued at $15,000 and $11,000 in the nine- and three-month periods ended September 30, 2025, respectively. Management wrote off inventory valued at $21,000 and $3,000, respectively, during the nine- and three-month periods ended September 30, 2024.

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

Revenue from sales of the hardware products that are distinct products are recorded when shipped (with the exception of the hardware products under a material contract with one customer for which revenue is recognized when the unit is accepted) while the revenue from sales of the hardware products (product versions sold prior to September 1, 2023) that were not separable from the Company’s monitoring services was deferred and amortized over the estimated unit life. Product revenues are recognized at the point in time when control of the product is transferred to the customer, which typically occurs upon shipment or delivery except to the one customer under a material contract for which this occurs upon acceptance. To determine when control has transferred, the Company considers if there is a present right to payment and if legal title, physical possession, and the significant risks and rewards of ownership of the asset has transferred to the customer. Revenue from the prepayment of monitoring fees (generally paid twelve months in advance) are recorded as deferred revenue upon receipt of payment from the customer and then amortized to revenue over the monitoring service period. This method provides a faithful depiction of the transfer of services as it aligns the recognition of revenue with the period in which the monitoring services are provided. By deferring the revenue and recognizing it over the service period, the financial statements accurately reflect the Company’s performance and obligations to its customers. See Notes 10 and 11 for the disaggregation of the Company’s revenue for the periods presented.

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

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for incomes taxes. During the year ended December 31, 2024, the Company recorded a reduction in the valuation allowance of $4,686,000 that was previously recorded against our deferred tax assets. During the nine and three months ended September 30, 2025, the Company recorded a reduction in the valuation allowance of $111,000 that was previously recorded against our deferred tax assets. As of December 31, 2024, and September 30, 2025, based on our projections, we believe that a partial valuation allowance of $11,400,000 and $10,963,000, respectively, is necessary against our deferred tax assets. Management will continue to assess the need for the valuation allowance and will make adjustments when appropriate. Management’s projections and beliefs are based upon a variety of estimates and numerous assumptions made by our management with respect to, among other things, interest rates, forecasted revenue of the hardware sales and monitoring revenue or revenue streams that could generate sufficient income so that the Company can utilize our net operating loss (NOL) carryforwards and other matters, many of which are difficult to predict, are subject to significant uncertainties and are beyond our control. As a result, there is inherently uncertainty that the estimates and assumptions upon which these projections and beliefs are based will prove to be accurate, that the anticipated results will be realized or that the actual results will not be substantially higher or lower than the Company projected. On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have assessed its impact on our financial statements and do not expect the provisions to have a material impact on our financial statements.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited condensed consolidated statements of operations. No accrued interest or penalties were required to be included in the related tax liability line in the unaudited condensed consolidated balance sheet as of September 30, 2025 and in the consolidated balance sheet as of December 31, 2024.

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

The combined weighted average number of options that were excluded from the computation of diluted net income per share, as they had an antidilutive effect, was 7,000 (which have a weighted average exercise price of $17.51) for the nine-month period ended September 30, 2025. There were no antidilutive options excluded from the computation of diluted net income per share in the three-month period ended September 30, 2025. For the nine-month period ending September 30, 2024, the weighted average number of options that were excluded from the computation of diluted net income, as they had an antidilutive effect, was 17,000 (which had a weighted average exercise price of $9.09). For the three-month period ending September 30, 2024, the weighted average number of options that were excluded from the computation of diluted net income, as they had an antidilutive effect, was 15,000 (which had a weighted average exercise price of $9.17).

The following data represents the amounts used in computing earnings per share and the effect on net income and the weighted average number of shares of dilutive potential common stock (in thousands, except per share data):

	Nine months ended September 30,		Three months ended September 30,
	2025	2024	2025	2024
Net income attributable to common stockholders	$1,436	$1,061	$252	$725

Weighted average share outstanding:
-Basic	2,494	2,487	2,509	2,487
Add: Stock options	44	17	45	24
-Diluted	2,538	2,504	2,554	2,511

Basic net income per share	$0.58	$0.43	$0.10	$0.29
Diluted net income per share	$0.57	$0.42	$0.10	$0.29

Recent Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-05, which introduces a practical expedient and an accounting policy election for estimating expected credit losses on current accounts receivable and contract assets arising from revenue transactions under ASC Topic 606. The practical expedient allows entities to assume that current conditions as of the reporting date remain unchanged over the remaining life of the asset, thereby eliminating the need to incorporate forecasts of future economic conditions. The accounting policy election, available to entities other than public business entities, permits consideration of post-balance sheet cash collections in estimating expected credit losses, provided the practical expedient is also elected.

Although the Company qualifies as a public business entity and is therefore not eligible for the accounting policy election, the Company has evaluated the practical expedient and determined that it does not expect a material impact on its consolidated financial statements upon adoption.

ASU 2025-05 is effective for interim and annual periods beginning after December 15, 2025, with early adoption permitted. The Company does not plan to early adopt and will implement the guidance beginning with its first quarter of fiscal 2026.

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

NOTE 3—LIQUIDITY

As of September 30, 2025, the Company had $4,167,000 of consolidated cash.

At September 30, 2025, the Company had working capital of $2,789,000. Its working capital includes $4,167,000 of cash and deferred revenue of $3,158,000. Such deferred revenue does not require a significant cash outlay for the revenue to be recognized. Total deferred revenue decreased by $756,000, from $4,233,000 at December 31, 2024 to $3,477,000 at September 30, 2025, as a result of the sales mix of products sold. Based on the current products being sold, the Company expects continued decreases in the deferred revenue balance in the foreseeable future (see Note 11, Revenue). The balance of deferred hardware revenue at September 30, 2025 will continue to be amortized over the months remaining in the three-year period since the hardware’s original date of shipment. Net cash increased during the nine-month period ended September 30, 2025 by $1,841,000, with $1,795,000 provided by operating activities, $25,000 used in investing activities, and $71,000 cash provided by financing activities.

As of November 4, 2025, the Company had cash of $4,372,000 . The Company believes that such cash, plus the cash expected to be generated from operations, will provide sufficient liquidity to finance the corporate activities of Acorn and operating activities of OmniMetrix at their current level of operations for at least the twelve-month period from the issuance of these unaudited condensed consolidated financial statements. The Company may, at some point, elect to obtain a new line of credit or other source of financing to fund additional investments in the business. If the Company decides to pursue additional financing in the future, it may be in the form of a bank line, a new loan or investment by others, an equity raise by Acorn which could then facilitate a loan by Acorn to OmniMetrix, or any combination thereof. Whether alternative funds, such as third-party loans or investments, will be available at the time and on terms acceptable to Acorn and OmniMetrix cannot be determined at this time.

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

The Company maintains an allowance for credit losses, which represents an estimate of expected losses over the remaining contractual life of its receivables, considering current market conditions and estimates for supportable forecasts when appropriate. The Company measures expected credit losses on its trade receivables on an entity-by-entity basis. The estimate of expected credit losses considers a historical loss experience rate that is adjusted for delinquency trends, collection experience, and/or economic risk where appropriate. Additionally, management develops a specific allowance for trade receivables known to have a high risk of expected future credit loss.

The Company has historically experienced immaterial write-offs given the nature of the customers that receive credit. As of September 30, 2025, the Company had gross receivables of $1,007,000 and an allowance for credit losses of $2,000.

	As of
	September 30, 2025	December 31, 2024
	(in thousands)
Accounts Receivable, net, beginning of period	$1,933	$536
Accounts Receivable, net, end of period	$1,005	$1,933

The following is a tabular reconciliation of the Company’s allowance for credit losses:

	As of
	September 30, 2025	December 31, 2024
	(in thousands)
Balance at beginning of period	$4	$10
Decrease in provision for credit losses	—	(6)
Net charge-offs	(2)	—
Balance at end of period	$2	$4

NOTE 5—INVENTORY

	As of
	September 30, 2025	December 31, 2024
	(in thousands)
Raw materials	$1,066	$405
Finished goods	104	31
	$1,170	$436

At both September 30, 2025 and December 31, 2024, the Company’s inventory reserve for obsolescence was $6,000.

NOTE 6—LEASES

OmniMetrix leases office space and office equipment under operating lease agreements. The office lease, originally set to expire on September 30, 2025, was amended on June 20, 2025, to extend the lease term through November 30, 2030. The amendment also includes scheduled increases in monthly base rent and provides for conditional rent abatement for October and November 2025, as well as a tenant improvement allowance of up to $14,000 for qualifying alterations if completed by September 30, 2026. The Company concluded the amendment constitutes a modification event under ASC 842 and the Company reassessed and remeasured the lease. The Company remeasured the lease payments based on the updated lease term, incremental borrowing rate and adjusted the right of use asset and lease liability accordingly. The lease was determined to still represent an operating lease. The present value of future minimum lease payments on non-cancelable operating leases as of September 30, 2025 using a discount rate of 6.0% is $1,046,000. The 6.0% discount rate used is the estimated incremental borrowing rate when the lease was entered into, which, as defined in ASC 842: Leases, is the rate of interest that a lessee would have had to pay to borrow, on a collateralized basis, over a similar term and in a similar economic environment, an amount equal to the lease payments. Operating lease cost, net of sublease, for the nine-month periods ended September 30, 2025 and 2024 were $127,000 and $97,000, respectively. Operating lease cost for the three-month periods ended September 30, 2025 and 2024 were $59,000 and $33,000, respectively.

Supplemental cash flow information related to leases consisted of the following (in thousands):

	For the Nine Months Ending September 30,
	2025	2024
Cash paid for operating lease liabilities	$99	$97

Supplemental balance sheet information related to leases consisted of the following:

As of September 30, 2025
Weighted average remaining lease terms for operating leases	5.2

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms of more than one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of September 30, 2025 (in thousands):

Year ended September 30,
2026	$176
2027	237
2028	246
2029	256
2030	266
Thereafter	46
Total undiscounted cash flows	1,227
Less: Imputed interest	(181)
Present value of operating lease liabilities (a)	$1,046

(a)	Includes current portion of $116,000 for operating leases.

On July 6, 2021, the Company entered into an agreement with King Industrial Realty, Inc., to sublease from the Company 1,900 square feet of office space of the Company’s 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia. The sublease was amended on August 15, 2025 to extend the term through September 30, 2028 and to provide for a monthly sublease payment of $3,374 (plus an annual escalator each year of 4%) which includes the base rent plus a pro-rata share of utilities, property taxes and insurance. Fifty percent of any excess rent received above the per square foot amount that the Company pays will be remitted to the Company’s landlord less the allocation of any shared expenses and leasehold improvements specific to the sublease. During each of the nine- and three-month periods ended September 30, 2025 and 2024, after the offset of the investment in leasehold improvements and other expenses related to the sublease, the Company paid its landlord $0 and $7,000, respectively. The Company has paid a total of $16,000 for its share of the sublease profit since the lease commencement. In addition to the $16,000 paid since inception, $9,000 in sublease profit due has been accrued at September 30, 2025. The sublease income is included in net lease costs in the accompanying unaudited condensed consolidated financial statements. Income from the sublease for the nine months ended September 30, 2025 and 2024 was $23,000 for both periods. Income from the sublease for the three months ended September 30, 2025 and 2024 was $9,000 and $8,000, respectively. Below are the future payments (in thousands) expected under the sublease:

Year ended September 30,
2026	$40
2027	42
2028	44
Total undiscounted cash flows	$126

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company has $1,046,000 in operating lease obligations payable through 2030 and $277,000 in other contractual obligations, which includes contractual services and software license agreements. The contractual services include $212,000 payable through September 30, 2026 and $60,000 payable through September 30, 2027. The software license agreements of $5,000 are all payable through September 30, 2026. The Company also has $706,000 in open purchase order commitments payable through May 31, 2026 of which $523,000 (74%) is to one electronics vendor.

NOTE 8— STOCKHOLDERS’ EQUITY

(a) General

At September 30, 2025, Acorn had 2,555,717 shares issued and 2,504,626 shares outstanding of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company.

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

At September 30, 2025, 63,235 options were available for grant under the Amended and Restated 2006 Stock Incentive Plan (the “Plan”) and no options were available for grant under the 2006 Stock Option Plan for Non-Employee Directors. The Plan was amended effective January 1, 2025 to extend the duration of the Plan until December 31, 2034 unless sooner terminated. During the nine-month period ended September 30, 2025, 6,900 options were issued. The options were issued as follows: an aggregate of 2,500 to directors (excluding the CEO), 2,200 to the CEO and 2,200 to the CFO. In the nine- and three-month periods ended September 30, 2025, there were no grants to non-employees (other than the directors, CEO and CFO). There were no options issued in the three-month period ended September 30 2025.

During the nine- and three-month periods ended September 30, 2025, 13,257 options were exercised of which 5,973 were exercised in the three-month period ended September 30, 2025. The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2024	70,149	$6.52	3.3 years	$806,000
Granted	6,900	17.77
Cancelled	(481)	5.86
Exercised	(13,257)	6.62
Outstanding at September 30, 2025	63,311	$7.73	3.5 years	$1,303,000
Exercisable at September 30, 2025	58,632	$7.47	3.4 years	$1,221,000

The fair value of the options granted of $119,000 during the nine-month period ended September 30, 2025 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	4.40%
Expected term of options	5.6 years
Expected annual volatility	181.8%
Expected dividend yield	—%

(c) Stock Option Compensation Expense

Stock option compensation expense included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations was $126,000 and $52,000 for the nine-month periods ended September 30, 2025 and 2024, respectively, and $33,000 and $14,000 for the three-month periods ended September 30, 2025 and 2024, respectively.

The total compensation cost related to non-vested awards not yet recognized was $12,000 as of September 30, 2025 which will be recognized over the next twenty-eight months.

(d) Stock Repurchases

On July 2, 2025, the Company repurchased 843 shares at the July 1, 2025 closing market price of $16.95 per share. These shares were the result of a net exercise of stock options previously granted to a now-deceased employee.

On August 19, 2025, the Company repurchased 70 shares at the August 18, 2025 closing market price of $26.25 per share. These shares were the result of a net exercise of stock options previously granted to a now-terminated employee.

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

For the nine months ended September 30, 2025 and September 30, 2024 the Company recognized income tax expense of $331,000 and $67,000, respectively. The effective tax rate for the nine months ended September 30, 2025 and September 30, 2024 was 18.4% and 5.9%, respectively.

For the three months ended September 30, 2025 and September 30, 2024 the Company recognized income tax benefit of $65,000 and $42,000, respectively. The Company recognized an income tax benefit due to an increase in the projected utilization of net operating losses prior to expiration based on changes to projected taxable income and the limitations under IRC Sec. 382. The effective tax rate for the three months ended September 30, 2025 and September 30, 2024 was (33.7%) and 5.4%, respectively.

The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% for the nine months and three months ended September 30, 2025 was primarily due to state income taxes where the Company operates, offset by the partial release of the valuation allowance. The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% for the nine months and three months ended September 30, 2024 was primarily due to the Company’s valuation allowance against its deferred tax assets. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. The Company evaluates its tax positions and recognizes tax benefits that, more-likely-than-not, will be sustained upon examination based on the technical merits of the position. The Company did not have any unrecognized tax benefits as of September 30, 2025 or December 31, 2024.

The Company files a consolidated U.S. income tax return and tax returns in certain state and local jurisdictions. As of September 30, 2025, the Company is no longer subject to federal examination for years before 2021, or for years before 2020 for state income taxes. However, our tax attribute carryforwards from closed tax years may be subject to examination to the extent utilized in an open tax year. The Company does not expect that our unrecognized tax benefits will change within the next twelve months due to statute of limitation lapses.

NOTE 10— SEGMENT REPORTING

As of September 30, 2025, the Company operates in two reportable operating segments, both of which are performed through the Company’s OmniMetrix subsidiary:

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

The CODM is the Company’s Chief Executive Officer (CEO).

The accounting policies of all the segments are those described in Note 2, Accounting Policies. The Company evaluates performance by segment based on revenue (driven by the number of connections), gross profit and net income or loss before taxes.

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

The following tables represent segmented data for the nine- and three-month periods ended September 30, 2025 and 2024 (in thousands):

	PG	CP	Total
Nine months ended September 30, 2025:
Revenues from external customers	$8,507	$594	$9,101
COGS	1,976	215	2,191
Segment gross profit	6,531	379	6,910
R&D expense	767	56	823
SG&A expense	3,024	221	3,245
Segment operating income	2,740	102	2,842
Interest income, net	76	6	82
Segment income before income taxes	$2,816	$108	$2,924

Nine months ended September 30, 2024:
Revenues from external customers	$6,681	$776	$7,457
COGS	1,693	321	2,014
Segment gross profit	4,988	455	5,443
R&D expense	565	133	698
SG&A expense	2,567	314	2,881
Segment operating income	1,856	8	1,864
Interest income, net	46	5	51
Segment income before income taxes	$1,902	$13	$1,915

	PG	CP	Total
Three months ended September 30, 2025:
Revenues from external customers	$2,260	$218	$2,478
COGS	451	82	533
Segment gross profit	1,809	136	1,945
R&D expense	243	24	267
SG&A expense	999	73	1,072
Segment operating income	567	39	606
Interest income, net	30	3	33
Segment income before income taxes	$597	$42	$639

Three months ended September 30, 2024:
Revenues from external customers	$2,826	$224	$3,050
COGS	772	91	863
Segment gross profit	2,054	133	2,187
R&D expense	217	17	234
SG&A expense	888	71	959
Segment operating income	949	45	994
Interest income, net	17	1	18
Segment income before income taxes	$966	$46	$1,012

Reconciliation of Segment Income to Consolidated Net Income Before Income Taxes

	Nine months ended September 30,		Three months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Total net income before income taxes for reportable segments	$2,924	$1,915	$639	$1,012
Unallocated cost of corporate headquarters	(1,129)	(770)	(446)	(236)
Consolidated net income before income taxes	$1,795	$1,145	$193	$776

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

The following table disaggregates the Company’s revenue for the nine- and three-month periods ended September 30, 2025 and 2024 (in thousands):

	Hardware	Monitoring	Total
Nine months ended September 30, 2025:
PG Segment	$4,542	$3,965	$8,507
CP Segment	410	184	594
Total Revenue	$4,952	$4,149	$9,101

	Hardware	Monitoring	Total
Nine months ended September 30, 2024:
PG Segment	$3,517	$3,164	$6,681
CP Segment	590	186	776
Total Revenue	$4,107	$3,350	$7,457

	Hardware	Monitoring	Total
Three months ended September 30, 2025:
PG Segment	$761	$1,499	$2,260
CP Segment	157	61	218
Total Revenue	$918	$1,560	$2,478

	Hardware	Monitoring	Total
Three months ended September 30, 2024:
PG Segment	$1,750	$1,076	$2,826
CP Segment	162	62	224
Total Revenue	$1,912	$1,138	$3,050

Deferred revenue activity for the nine months ended September 30, 2025 can be seen in the table below (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2024	$1,124	$3,109	$4,233
Additions during the period	—	4,192	4,192
Recognized as revenue	(800)	(4,148)	(4,948)
Balance at September 30, 2025	$324	$3,153	$3,477

Amounts to be recognized as revenue in the twelve-month-period ending:
September 30, 2026	$324	2,834	3,158
September 30, 2027	—	316	316
September 30, 2028 and thereafter	—	3	3
	$324	3,153	3,477

The amount of hardware revenue recognized during the nine months ended September 30, 2025 that was included in deferred revenue at the beginning of the fiscal year was $800,000. The amount of monitoring revenue during the nine months ended September 30, 2025 that was included in deferred revenue at the beginning of the fiscal year was $2,478,000.

The following table provides a reconciliation of the Company’s hardware revenue for the nine- and three-month periods ended September 30, 2025 and 2024 (in thousands):

	Nine months ended September 30,		Three months ended September 30,
Reconciliation of Hardware Revenue	2025	2024	2025	2024
Amortization of deferred revenue	$800	$1,463	$215	$436
Sales of custom designed units and related accessories	58	—	—	—
Hardware sales (new product versions)	3,708	2,297	548	1,342
Other accessories, services, shipping and miscellaneous charges	386	347	155	134
Total hardware revenue	$4,952	$4,107	$918	$1,912

Deferred COGS relate only to the sale of equipment. Deferred COGS activity for the nine-month period ended September 30, 2025 can be seen in the table below (in thousands):

Balance at December 31, 2024	$476
Additions, net of adjustments, during the period	—
Recognized as COGS	(342)
Balance at September 30, 2025	$134

Amounts to be recognized as COGS in the twelve-month-period ending:
September 30, 2026	$134

The following table provides a reconciliation of the Company’s COGS expense for the nine- and three-month periods ended September 30, 2025 and 2024 (in thousands):

	Nine months ended September 30,		Three months ended September 30,
Reconciliation of COGS Expense	2025	2024	2025	2024
Amortization of deferred COGS	$342	$644	$91	$193
COGS of custom designed units and related accessories	16	—	—	—
COGS of hardware sales (new product versions)	1,335	960	246	530
Data costs for monitoring	219	186	73	63
Other COGS of accessories, services, shipping and miscellaneous charges	279	224	122	77
Total COGS expense	$2,191	$2,014	$533	$863

The following table provides a reconciliation of the Company’s sales commissions contract assets for the nine-month period ended September 30, 2025 (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2024	$104	$124	$228
Additions during the period	—	60	60
Amortization of sales commissions	(74)	(44)	(118)
Balance at September 30, 2025	$30	140	170

The capitalized sales commissions are included in other current assets ($87,000) and other assets ($83,000) in the Company’s unaudited condensed consolidated balance sheet at September 30, 2025. The capitalized sales commissions are included in other current assets ($137,000) and other assets ($91,000) in the Company’s condensed consolidated balance sheet at December 31, 2024.

Amounts to be recognized as sales commission expense in the twelve-month-period ending (in thousands):

September 30, 2026	$87
September 30, 2027	43
September 30, 2028 and thereafter	40
$170

NOTE 12—RELATED PARTY BALANCES AND TRANSACTIONS

Officer and Director Fees

The Company recorded consulting service fees to officers of $403,000 for both of the nine-month periods ended September 30, 2025 and 2024, respectively, and $134,000 for both of the three-month periods ended September 30, 2025 and 2024, respectively, which are included in selling, general and administrative expenses.

The Company recorded fees to directors of $56,000 for both of the nine-month periods ended September 30, 2025 and 2024 and $19,000 for both the three-month periods ended September 30, 2025 and 2024, which are included in selling, general and administrative expenses.

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

	Nine months ended September 30, 2025
	OmniMetrix	Acorn	Total
Revenue	$9,101	$—	$9,101
COGS	2,191	—	2,191
Gross profit	6,910	—	6,910
Gross profit margin	76%		76%
R&D expenses	823	—	823
SG&A expenses	3,245	1,132	4,377
Operating income (loss)	$2,842	$(1,132)	$1,710

	Nine months ended September 30, 2024
	OmniMetrix	Acorn	Total
Revenue	$7,457	$—	$7,457
COGS	2,014	—	2,014
Gross profit	5,443	—	5,443
Gross profit margin	73%		73%
R&D expenses	698	—	698
SG&A expenses	2,882	771	3,653
Operating income (loss)	$1,863	$(771)	$1,092

	Three months ended September 30, 2025
	OmniMetrix	Acorn	Total
Revenue	$2,478	$—	$2,478
COGS	533	—	533
Gross profit	1,945	—	1,945
Gross profit margin	78%		78%
R&D expenses	267	—	267
SG&A expenses	1,072	447	1,519
Operating income (loss)	$606	$(447)	$159

	Three months ended September 30, 2024
	OmniMetrix	Acorn	Total
Revenue	$3,050	$—	$3,050
COGS	863	—	863
Gross profit	2,187	—	2,187
Gross profit margin	72%		72%
R&D expenses	234	—	234
SG&A expenses	960	237	1,197
Operating income (loss)	$993	$(237)	$756

BACKLOG

As of September 30, 2025, OmniMetrix had a backlog of $3,575,000, primarily comprised of deferred revenue, of which $3,158,000 is expected to be recognized as revenue in the next twelve months. This compares to a backlog of $4,384,000 at September 30, 2024. Now that we are selling hardware units that are capable of operating distinctly from our monitoring and control software, the hardware backlog will no longer continue to grow and will be fully amortized by August 31, 2026, while the monitoring backlog will continue to be deferred and amortized over the period of service.

RECENT DEVELOPMENTS

On July 23, 2025, we announced that we had received formal approval from The Nasdaq Stock Market LLC to uplist our common stock from the OTCQB to the Nasdaq Capital Market. Our common stock commenced trading on the Nasdaq Capital Market under the ticker symbol “ACFN” on July 24, 2025. The uplisting reflects our ongoing efforts to enhance shareholder value, improve liquidity, and increase visibility within the investment community. The application fee we paid was $50,000 and the pro-rated annual listing fee for the remainder of 2025 is $26,500.

On June 1, 2024, we entered into a contract (the “Material Contract”) with one of the nation’s largest cell phone providers to provide monitoring hardware and services. Under the contract, OmniMetrix will provide monitoring devices and related remote monitoring and control services for between 5,000 to 10,000 cell tower backup generators in the U.S. The hardware and monitoring services, which are being deployed over a one-to-two-year period. Shipping of hardware commenced in the third quarter of 2024 and installation and monitoring services commenced in the fourth quarter of 2024. During the nine- and three-month periods ended September 30, 2025, we recognized $2,214,000 and $0 in hardware revenue, respectively, and $319,000 and $148,000 in monitoring revenue, respectively, from this contract. During the nine- and three-month periods ended September 30, 2024, we recognized $724,000 in hardware revenue in both the nine- and three-month periods, and $0 in monitoring revenue in both the nine- and three-month periods, from this contract.

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

OmniMetrix sells monitoring hardware devices and data monitoring services. On September 1, 2023, we launched an updated version of our products that includes new functionality in our TrueGuard, AIRGuard, Patriot and Hero products that allows our customers to have options as it relates to obtaining and utilizing the data that is provided by our hardware devices. This new functionality allows for SIM card options, configuration options regarding IP address endpoints and DNS routes, and access to our over-the-air data protocol. This product update allows customers to have the option to purchase our monitoring service, monitor the products themselves if they have the ability in-house, or choose another monitoring provider if they so desire, whereas, historically, our standard products only functioned with our monitoring services. The modification to the circuit boards and embedded firmware of hardware enclosures in stock as of August 31, 2023 were made such that only the new version of these products was sold subsequent to that date. Prior to such product modification, revenue (and related costs) associated with sale of equipment was recorded to deferred revenue (and deferred charges) upon shipment for PG and CP monitoring units. This deferred revenue and the deferred cost of the hardware with respect to the sale of new equipment was recognized over the life of the units, which was estimated to be three years. Revenue from hardware sales subsequent to August 31, 2023 is recognized upon shipment or upon acceptance (specific to the Material Contract), instead of being deferred. Revenues from the payment of monitoring fees (generally paid in advance) are initially recorded as deferred revenue upon receipt of payment from the customer and then amortized to revenue over the monitoring service period (typically twelve-month, renewable periods).

Critical Accounting Estimates

In preparing the financial statements, management is required to make estimates and assumptions that have an impact on the asset, liability, revenue and expense amounts reported. These estimates can also affect our supplemental information disclosures, including information about contingencies, risk and financial condition. We believe, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to U.S. GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. We make routine estimates and judgments in determining net realizable value of accounts receivable, inventories, property and equipment, prepaid expenses, product warranties and other reserves as well as the amortization period for deferred commissions payable. Management believes our most critical accounting estimates and assumptions are in the area of valuation allowance.

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

The Company generated a three-year cumulative positive income through December 31, 2024. Based on its earnings, the Company released a portion of its valuation allowance on its deferred tax assets during the year ended December 31, 2024. As of September 30, 2025, we believe, based on our projections, that a partial valuation allowance of $10,963,000, continues to be necessary against our deferred tax assets. Uncertainty exists related to the generation of future hardware and monitoring revenue, nonetheless the Company believes sufficient positive evidence exists which supports the partial reversal of the valuation allowance. In recent years, the Company executed new contracts, growing hardware and monitoring revenue which resulted in cumulative pre-tax earnings over the prior three years which we believe is significant positive evidence to support the reversal of valuation allowance during 2024. At this time, however, we cannot assure you that we will be successful in doing so. Accordingly, our management will continue to assess the need for this valuation allowance and will make adjustments when appropriate.

The utilization of the Company’s federal and state net operating losses may be subject to a limitation due to the “change in ownership provisions” under Section 382 of the Internal Revenue Code, as well as similar state provisions. Such limitations may result in the expiration of net operating loss (NOL) carryforwards before their utilization. Future changes in the Company’s stock ownership, which may be outside of the Company’s control, may trigger an “ownership change.” In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change. During Q3 of 2025 the Company completed a Section 382 study and determined that no change of control occurred and the NOLs, other than acquired NOLs, will not be subject to limitation. It is possible that a limitation could still apply, however the Company does not anticipate any limitation would impact the company’s income tax expense.

Results of Operations

The following table sets forth certain information with respect to the unaudited condensed consolidated results of operations of the Company for the nine-month periods ended September 30, 2025 and 2024, including the percentage of total revenues during each period attributable to selected components of the operations statements data and for the period-to-period percentage changes in such components. For segment data, see Notes 10 and 11 to the unaudited condensed consolidated financial statements included in this quarterly report.

	Nine months ended September 30,
	2025		2024		Change
	($,000)	% of revenues	($,000)	% of revenues	From 2024 to 2025
Revenue	$9,101	100%	$7,457	100%	22%
COGS	2,191	24%	2,014	27%	9%
Gross profit	6,910	76%	5,443	73%	27%
R&D expenses	823	9%	698	9%	18%
SG&A expenses	4,377	48%	3,653	49%	20%
Operating income	1,710	19%	1,092	15%	57%
Interest income, net	85	1%	53	1%	60%
Income before income taxes	1,795	20%	1,145	15%	57%
Income tax expense	331	4%	67	1%	491%
Net income	1,464	16%	1,078	14%	31%
Non-controlling interest share of net income	(28)	* %	(17)	* %	65%
Net income attributable to Acorn Energy, Inc.	$1,436	16%	$1,061	14%	35%

*Result is less than 1% or not meaningful.

The following table sets forth certain information with respect to the unaudited condensed consolidated results of operations of the Company for the three-month periods ended September 30, 2025 and 2024, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. For segment data, see Notes 10 and 11 to the unaudited condensed consolidated financial statements included in this quarterly report.

	Three months ended September 30,
	2025		2024		Change
	($,000)	% of revenues	($,000)	% of revenues	from 2024 to 2025
Revenue	$2,478	100%	$3,050	100%	(19)%
COGS	533	22%	863	28%	(38)%
Gross profit	1,945	78%	2,187	72%	(11)%
R&D expenses	267	11%	234	8%	14%
SG&A expense	1,519	61%	1,197	39%	27%
Operating income	159	6%	756	25%	(79)%
Interest income, net	34	1%	20	1%	70%
Income before income taxes	193	8%	776	25%	(75)%
Benefit from (provision for) income taxes	(65)	(3)%	42	1%	(255)%
Net income	258	10%	734	24%	(65)%
Non-controlling interest share of net income	(6)	*%	(9)	*%	(33)%
Net income attributable to Acorn Energy, Inc.	$252	10%	$725	24%	(65)%

*Result is less than 1%.

Revenue for the nine- and three-month periods ended September 30, 2025 and 2024

Revenue increased by $1,644,000, or 22.0%, from $7,457,000 in the nine-month period ended September 30, 2024 to $9,101,000 in the nine-month period ended September 30, 2025. Hardware revenue increased by $845,000, or 20.6%, from $4,107,000 in the nine-month period ended September 30, 2024 to $4,952,000 in the nine-month period ended September 30, 2025. See the reconciliation of hardware revenue below. Monitoring revenue increased by $799,000, or 23.9%, from $3,350,000 in the nine-month period ended September 30, 2024 to $4,149,000 in the nine-month period ended September 30, 2025. The increase in monitoring revenue was due to an increase in the number of connections being monitored.

As discussed above, OmniMetrix has two reportable segments, PG and CP. Of the $9,101,000 in revenue recognized in the nine-month period ended September 30, 2025, $8,507,000 was generated by PG activities and $594,000 was generated by CP activities. This represents an increase in revenue from PG activities of $1,826,000, or 27.3%, from $6,681,000 in the nine-month period ended September 30, 2024, and a decrease in revenue from CP activities of $182,000, or 23.5%, from $776,000 in the nine-month period ended September 30, 2024. The increase in PG revenue was due to sales under our Material Contract described above under “Recent Developments.” The decrease in CP revenue was due to fewer Hero2 units being sold in the current-year period

Revenue decreased by $572,000, or 18.8%, from $3,050,000 in the three-month period ended September 30, 2024 to $2,478,000 in the three-month period ended September 30, 2025. Of the $2,478,000 in revenue recognized in the three-month period ended September 30, 2025, $2,260,000 was generated by PG activities and $218,000 was generated by CP activities. In the three-month period ended September 30, 2025, as compared to the three-month period ended September 30, 2024, revenue from PG activities decreased $566,000, or 20.0%, from $2,826,000, and revenue from CP activities decreased $6,000, or 2.7%, from $224,000. The decrease in revenue from PG activities was primarily due to the fact that there were no hardware sales under the Material Contract in the three months ended September 30, 2025 compared to $724,000 in hardware sales under the Material Contract in the three months ended September 30, 2024.

Hardware revenue during the nine- and three-month periods ended September 30, 2025 and 2024 is further detailed in the table below (in thousands):

	Nine months ended September 30,		Three months ended September 30,
Reconciliation of Hardware Revenue	2025	2024	2025	2024
Amortization of deferred revenue	$800	$1,463	$215	$436
Sales of custom designed units and related accessories	58	—	—	—
Hardware sales (new product versions)	3,708	2,297	548	1,342
Other accessories, services, shipping and miscellaneous charges	386	347	155	134
Total hardware revenue	$4,952	$4,107	$918	$1,912

Gross profit for the nine- and three-month periods ended September 30, 2025 and 2024

Gross profit for the nine-month period ended September 30, 2025 was $6,910,000, reflecting a gross margin of 75.9%, compared with a gross profit of $5,443,000, reflecting a gross margin of 73.0%, for the nine-month period ended September 30, 2024.

Gross margin on hardware revenue for the nine-month period ended September 30, 2025 was 60.2% compared to 55.5% for the nine-month period ended September 30, 2024. The increase in gross margin on hardware was a result of the product and customer mix of sales during the period. Gross margin on monitoring revenue for the nine-month period ended September 30, 2025 was 94.7% compared to gross margin of 94.5% for the nine-month period ended September 30, 2024.

Gross profit for the three-month period ended September 30, 2025 was $1,945,000, reflecting a gross margin of 78.5%, compared with a gross profit for the three-month period ended September 30, 2024 of $2,187,000, reflecting a gross margin of 71.7%. Gross margin on hardware revenue for the three-month period ended September 30, 2025 was 50.0% compared to 58.1% for the three-month period ended September 30, 2024. The decrease in gross margin on hardware during the three-month period was a result of the same drivers as described above for the nine-month period. Gross margin on monitoring revenue for the three-month period ended September 30, 2025 was 95.3% compared to 94.5% for the three-month period ended September 30, 2024.

Operating expenses for the nine- and three-month periods ended September 30, 2025 and 2024

R&D expense. During the nine-month periods ended September 30, 2025 and 2024, R&D expense was $823,000 and $698,000, respectively. During the three-month period ended September 30, 2025, OmniMetrix recorded $267,000 of R&D expense as compared to $234,000 in the three-month period ended September 30, 2024. The increase in R&D expense is related to salary increases granted to our engineering personnel effective October 1, 2024, engineering team additions in the fourth quarter of 2024, and the expenses and materials paid to third-party consultants in the continued development of next-generation PG and CP products and exploration into potential new product lines. We expect a moderate increase in R&D expense during the remainder of 2025 for continued investment in product enhancements and expanding product lines to continue to increase our level of innovation ahead of our competitors.

Selling, general and administrative expense. SG&A expense of the consolidated entities in the nine-month period ended September 30, 2025 reflected an increase of $724,000, or 19.8%, as compared to the nine-month period ended September 30, 2024. OmniMetrix’s SG&A expense increased $363,000, or 12.6%, from $2,882,000 in the nine-month period ended September 30, 2024 to $3,245,000 in the nine-month period ended September 30, 2025. This increase was primarily due to an increase of (i) $175,000 in personnel expenses due to staff additions and increases in compensation to our team, (ii) $68,000 in commission expense primarily driven by sales under the Material Contract, (iii) $52,000 in technology fees and expenses, (iv) $30,000 in facilities expense , and (v) a net increase of $62,000 in other operating expenses in the aggregate, offset by a decrease of (vi) $24,000 in travel and trade show expenses. Corporate SG&A expense increased $361,000, or 46.8%, from $771,000 in the nine-month period ended September 30, 2024 to $1,132,000 in the nine-month period ended September 30, 2025. This increase was due to an increase of (i) $124,000 in tax professional fees from the preparation of the 2024 and 2025 income tax provision, the calculations related to the release of the income tax valuation allowance, and the preparation of an updated 382 Study, (ii) $115,000 in expenses related to uplisting to NASDAQ which includes the NASDAQ application fee, the prorated listing fee and the legal fees associated with the uplisting process, (iii) $78,000 in stock compensation expense, (iv) $29,000 in audit fees primarily related to the work on the release of the income tax valuation allowance at December 31, 2024, and (vi) a net increase of $15,000, in the aggregate, of other public company expenses.

SG&A expense of the consolidated entities in the three-month period ended September 30, 2025 reflected an increase of $322,000, or 26.9%, as compared to the three-month period ended September 30, 2024. OmniMetrix’s SG&A expense increased $112,000, or 11.7%, from $960,000 in the three-month period ended September 30, 2024 to $1,072,000 in the three-month period ended September 30, 2025. This increase was primarily due to an increase of (i) $86,000 in personnel expenses due to staff additions and increases in compensation to our team, (ii) $35,000 in technology consulting fees and other expenses, and (iii) a net decrease of $9,000 in other operating expenses in the aggregate. Corporate SG&A expense increased $210,000, or 88.6%, from $237,000 in the three-month period ended September 30, 2024 to $447,000 in the three-month period ended September 30, 2025. This increase was due to an increase of (i) $60,000 in tax professional fees from the preparation of the 2025 income tax provision, the calculations related to the release of the income tax valuation allowance, and the preparation of an updated 382 Study, (ii) $110,000 in expenses related to uplisting to NASDAQ which includes the NASDAQ application fee, the prorated listing fee and the legal fees associated with the uplisting process, (iii) $19,000 in stock compensation expense, and (iv) a net increase of $21,000, in the aggregate, of other public company expenses.

Net income attributable to Acorn Energy. We recognized net income attributable to Acorn stockholders of $1,436,000 in the nine-month period ended September 30, 2025, compared to net income attributable to Acorn stockholders of $1,061,000 in the nine-month period ended September 30, 2024. For the three-month period ended September 30, 2025, we recognized net income attributable to Acorn stockholders of $252,000, compared to a net income attributable to Acorn stockholders of $725,000 for the three- month period ended September 30, 2024. Our net income during the nine- and three-month periods ended September 30, 2025 and 2024 is comprised of the components listed in the table below:

	Nine months ended September 30,		Three months ended September 30,
Net Income Attributable to Acorn Energy, Inc. Stockholders	2025	2024	2025	2024
Income before income taxes - OmniMetrix	$2.924	$1,915	$639	$1,012
Corporate expense, net of interest income	(1,129)	(770)	(446)	(236)
Provision for (benefit from) income taxes - federal	(253)	—	84	—
Provision for income taxes – states	(78)	(67)	(19)	(42)
Non-controlling interest share of net income	(28)	(17)	(6)	(9)
Net income attributable to Acorn Energy, Inc stockholders	$1,436	$1,061	$252	$725

Liquidity and Capital Resources

At September 30, 2025, we had working capital of $2,789,000. Our working capital includes $4,167,000 of cash and deferred revenue of $3,158,000. Such deferred revenue does not require a significant cash outlay for the revenue to be recognized.

During the nine-month period ended September 30, 2025, our OmniMetrix subsidiary provided cash flow from operations of $2,893,000, while our corporate headquarters used $1,098,000 for operations during the same period.

During the nine-month period ended September 30, 2025, we invested (i) $13,000 in technology, (ii) $7,000 in equipment, (iii) $4,000 in leasehold improvements and (iv) $1,000 in patent acquisition.

During the nine-month period ended September 30, 2025, we recognized $71,000 from financing activities which included $87,000 in proceeds from the exercise of stock options net of $16,000 used to repurchase Company stock.

Liquidity

As of November 4, 2025 we had cash of $4,372,000. We believe that such cash, plus the cash expected to be generated from operations, will provide sufficient liquidity to finance the corporate activities of Acorn and the operating activities of OmniMetrix at their current level of operations for at least the twelve-month period from the issuance of the unaudited condensed consolidated financial statements contained in this Quarterly Report. We may, at some point, elect to obtain a new line of credit or other source of financing to fund additional investments in the business. If we decide to pursue additional financing in the future, it may be in the form of a bank line, a new loan or investment by others, an equity raise by Acorn, which could then facilitate a loan by Acorn to OmniMetrix, or any combination thereof. Whether alternative funds, such as third-party loans or investments, will be available at the time required and on terms acceptable to Acorn and OmniMetrix cannot be determined at this time.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of September 30, 2025.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Twelve-Month Periods Ending September 30, (in thousands)
	Total	2026	2027-2028	2029-2030	2031 and thereafter
Software agreements	$5	$5	$—	$—	$—
Operating leases*	1,241	190	483	522	46
Contractual services	272	212	60	—	—
Purchase commitments**	706	706	—	—	—
Total contractual cash obligations	$2,224	$1,113	$543	$522	$46

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, due to the material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2024, our disclosure controls and procedures were not effective as of September 30, 2025.

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

PART II

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased (1)	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be repurchased under the plans or programs
7/1/25 - 7/31/25	843	16.95	0	n/a
8/1/25 - 8/31/25	70	26.25	0	n/a
Total	913	17.66	0	n/a

(1) On July 2, 2025, the Company repurchased 843 shares at the July 1, 2025 closing market price of $16.95 per share. These shares were the result of a net exercise of stock options previously granted to a now-deceased employee. On August 19, 2025, the Company repurchased 70 shares at the August 18, 2025 closing market price of $26.25 per share. These shares were the result of a net exercise of stock options previously granted to a now-terminated employee.

ITEM 5.	OTHER INFORMATION

During the third quarter of fiscal year 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 9, 2023).

3.2	Amended By laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 9, 2023).

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-Q for the quarter ended September 30, 2025, filed on November 6, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

#104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: November 6, 2025

	By:	/s/ TRACY S. CLIFFORD
Tracy S. Clifford
Chief Financial Officer

