Form 10-K
period 2025-12-31
ACORN ENERGY, INC.
filed 2026-03-05
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-33886

ACORN ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2786081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 N West Street, Suite 1200, Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)

770-209-0012

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	ACFN	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

As of the last day of the second fiscal quarter of 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $28.1 million based on the closing sale price on that date as reported on the OTCQB marketplace. As of March 3, 2026, there were 2,506,501  shares of Common Stock, $0.01 par value per share, outstanding.

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

OmniMetrix®, OmniView®, Omni®pending, OmniPro®pending, ScopeViewTM, SmartServiceTM, TrueGuardTM and TrueShieldTM are trademarks of OmniMetrix, LLC.

PART I

ITEM 1. BUSINESS

OVERVIEW

Acorn Energy, Inc. and its subsidiaries, OMX Holdings, Inc. and OmniMetrix, LLC (collectively, “Acorn” or “the Company”) is a Delaware corporation which is a holding company focused on technology-driven solutions for energy infrastructure asset management. We provide the following products and Internet of Things (“IoT”) applications and services through our OmniMetrix, LLC (“OmniMetrix”) subsidiary:

●	Power Generation (“PG”). OmniMetrix’s PG services provide wireless remote monitoring and control systems and IoT applications for commercial/industrial and residential power generation equipment. In 2025, we launched the Omni family of products—the OmniPro commercial monitor and the Omni residential monitor—built on a new proprietary common communications core called the OCOM, a platform designed to enhance connectivity, reliability and performance in remote monitoring systems. These products are replacing our legacy TrueGuard product lines, offering enhanced flexibility, expandability, and improved connectivity with easier installation. OmniMetrix also offers the Smart Annunciator product for commercial customers who require a visual representation of generator status via a touchscreen display.

●	Cathodic Protection (“CP”). OmniMetrix’s CP services provide remote monitoring and control products for cathodic protection systems on gas pipelines serving the gas utilities market and pipeline operators. The CP product lineup includes solutions to remotely monitor and control rectifiers, test stations and bonds. In 2025, we launched the RADex, an OCOM-based expansion of our RAD™ (Remote AC Mitigation Disconnect) that adds cathodic protection measurements while retaining the ability to remotely disconnect/connect AC mitigation tools on solid-state decouplers, reducing expense and increasing employee safety.

During 2025 and 2024, each of our PG and CP activities represented a reportable segment.

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

	Year ended December 31, 2025
	OmniMetrix	Acorn	Total
Revenues	$11,478	$—	$11,478
Cost of goods sold (COGS)	2,663	—	2,663
Gross profit	8,815	—	8,815
Gross profit margin	77%		77%
Research and development (R&D) expense	1,094	—	1,094
Selling, general and administrative (SG&A) expense	4,352	1,380	5,732
Operating income (loss)	$3,369	$(1,380)	$1,989

	Year ended December 31, 2024
	OmniMetrix	Acorn	Total
Revenues	$10,986	$—	$10,986
COGS	2,987	—	2,987
Gross profit	7,999	—	7,999
Gross profit margin	73%		73%
R&D expense	1,012	—	1,012
SG&A expense	4,030	1,020	5,050
Operating income (loss)	$2,957	$(1,020)	$1,937

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

Following the emergence of IoT applications whereby companies aggregate multiple sensors and monitors into a simplified dashboard for customers, OmniMetrix believes it plays a key role in this economic ecosystem within the sectors in which it operates. OmniMetrix continues to see a rapidly growing need for backup power infrastructure to secure critical military, government, and private sector assets against emergency events including natural disasters, other impacts of climate change, demand response, cybersecurity threats and terrorist attacks. Residential and industrial standby generators, turbines, compressors, pumps, pumpjacks, light towers and other industrial equipment are part of the critical infrastructure increasingly being monitored in IoT applications. OmniMetrix solutions monitor critical equipment used by cell towers, manufacturing plants, medical facilities, data centers, retail stores, public transportation systems, energy distribution and federal, state and municipal government facilities, in addition to residential back-up generators. Given that OmniMetrix monitors all major brands of critical equipment and continues to invest in research and development in response to customer and potential customer feedback, OmniMetrix is well-positioned to grow its customer base and expand its product offerings in this market.

Products & Services

In the PG segment, OmniMetrix sells devices and services built on our OCOM communications platform. The Omni family—including the Omni residential monitor and OmniPro commercial monitor—launched in 2025 and is phasing out the legacy TrueGuard product line. These devices connect directly to generator control panels across all brands and models, capturing operational data to identify whether emergency power equipment is capable of operating as expected. OmniMetrix also sells the Smart Annunciator for commercial customers who require a large touch-screen display of generator status.

In the CP segment, OmniMetrix offers the Hero 2 Rectifier Monitor, Patriot Plus Test Station Monitor, and RAD/RADex product family. These products monitor cathodic protection systems that reduce rust and corrosion on natural gas pipelines. The Hero 2 monitors and controls rectifiers, the most common point of failure in pipeline systems. The Patriot Plus provides data points along pipeline segments including AC current density. The patented RAD and RADex mount onto existing solid-state decouplers to remotely disconnect/connect AC mitigation tools; the RADex, launched in 2025 on the OCOM platform, adds cathodic protection measurement capabilities.

On January 1, 2026, Acorn Energy entered into a strategic technology partnership with AIO Systems, Ltd. to expand Acorn’s infrastructure asset management technology offerings for cell towers, data centers, and utility assets in North America. Under the agreement, Acorn has exclusive rights to market, distribute, integrate, and sell AIO’s cloud-based monitoring and analytics solutions under the OmniMetrix brand in the United States, Canada, and Mexico, significantly expanding Acorn’s product portfolio and addressable market. The partnership leverages AIO’s globally-deployed technology and provides for shared Software-as-a-Solution (SaaS) and monitoring revenues, with Acorn expecting a phased rollout and limited near-term revenue contribution as integration and market expansion efforts progress.

Customers and Markets

At its core, the OmniMetrix family of PG monitors can remotely monitor and control a variety of industrial engine applications, including engines, standby generators, air and gas compressors, fire pumps, batteries, turbines, pumps and other equipment. Early in the company’s history, a strategic decision was made to focus primarily on the standby power generation market. Subsequently,, the company has expanded its focus to add several additional applications where it sees demand. Standby generator monitoring is part of the IoT ecosystem, whereby multiple sensing and monitoring devices are aggregated into one simple dashboard for customers.

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

Competition

OmniMetrix is deeply focused on providing excellent customer experience and product and service designs for a complete end-to-end program for its customers. Having been the first provider of wireless remote monitoring systems for standby generators, the Company has had the opportunity to mature its offering to a level not offered by others who compete in our two segments. This long experience working with key brand and project partners over the years has resulted in product offerings that are highly competitive.

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

We believe OmniMetrix has a well-established and well-defended position in the high-performance PG monitoring segment, due to its long history and numerous industry partner projects. The Company executes an aggressive sales strategy and comprehensive marketing efforts, developing more sophisticated, diagnostic products and custom solutions for commercial and industrial clientele and pursuing the market segment that requires less technology and lower price points (the extremely large and growing residential generator market).

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

R&D Expense, Net

R&D expense recorded for the years ended December 31, 2025 and 2024 for our OmniMetrix subsidiary is as follows (amounts in thousands of U.S. dollars):

	Years ended December 31,
	2025	2024
OmniMetrix	$1,094	$1,012

Employees

At December 31, 2025, we had a total of 27 employees (all of whom were employed in the United States by OmniMetrix), of whom 26 were full-time and one was part-time. Our CEO, who also serves as acting CEO of OmniMetrix, and our CFO, who also serves as COO of OmniMetrix, are hired as consultants to Acorn. OmniMetrix also has consultants that supplement our employed staff and provide monthly recurring services in engineering and information technology.

Thirteen of OmniMetrix’s 27 employees are engaged in production, engineering and technical support, eight in marketing and sales and six in finance and IT. We consider our relationship with our employees to be positive. We have no collective bargaining agreements with any of our employees.

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

Our success is largely dependent on the skills, experience and efforts of our senior management team, including Jan Loeb, CEO of Acorn and Acting CEO of OmniMetrix, who beneficially owns approximately 21% of the Company’s stock, and Tracy Clifford, CFO of Acorn and COO of OmniMetrix. The loss of the services of either of these key managers could materially harm our business, financial condition, future results and cash flow. We do not maintain “key person” life insurance policies on any members of senior management. We may also not be able to locate or employ on acceptable terms qualified replacements for our senior management if their services were no longer available.

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

Part of our business plan includes the possibility of acquiring new companies either as new platform companies or complimentary companies. Any failure to effectively integrate any future acquisitions into our controls, systems and procedures could materially adversely affect our business, results of operations, financial condition and cash flow.

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

We have reported material weaknesses in internal controls over financial reporting as of December 31, 2025 and we cannot assure you that additional material weaknesses will not be identified in the future or that we can effectively remediate our reported weaknesses. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our consolidated financial statements that could require a restatement of our consolidated financial statements, or our filings may not be timely, and investors may lose confidence in our reported financial information.

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

Our financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and trade accounts receivable. Our cash was deposited with a U.S. bank and amounted to $4,454,000 at December 31, 2025. We had one customer, the party to the Material Contract, as defined below under Other Matters in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which represented approximately 42% of the accounts receivable at December 31, 2025. As of March 3, 2026, 58% of this balance had been collected, with the remainder not yet due. Typically, credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising our customer base. However, at December 31, 2025, the balance of accounts receivable under the Material Contract represented more than 40% of the total outstanding balance of accounts receivable. Although we do not believe there is a significant risk of non-performance by this customer, any failures or defaults on their part could negatively impact the value of our financial instruments and could have a material adverse effect on our business, operations or financial condition.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

We operate in a global economy, and our business depends on a global supply chain for the manufacturing of our products. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty.

We source certain components and specialized equipment from international suppliers, with reliance on foreign manufacturers, including from China, Taiwan and Mexico. While we have not experienced a material impact to date from tariffs, any changes in tariff policies, particularly those affecting the locations of our suppliers and/or electronics and related materials, could materially increase our costs and reduce our profitability. Recent and potential future changes in international trade policies, including U.S.-China trade relations and electronics-specific tariffs, could present material risks to our operations and financial performance.

We are dependent on information technology and our systems and infrastructure face certain risks, including cybersecurity breaches and data leakage.

We rely extensively on information technology systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used for third-parties or their vendors, to assist in conducting our business. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact our operations. The ever-increasing use and evolution of technology, including cloud-based computing and AI, creates opportunities for the unintentional dissemination or intentional destruction or modification of confidential information stored in our, or our third-party providers’ systems, portable media or storage devices. We could also experience a business interruption, theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. We have invested in appropriate industry protections and monitoring practices of our data and IT and have established a Cybersecurity Steering Committee to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. While we have purchased cybersecurity insurance, there are no assurances that the coverage would be adequate in relation to any losses incurred. Moreover, as cyber-attacks increase in frequency and magnitude, including by actors using AI, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as appropriate for our operations. There can be no assurance that our continuing efforts will prevent breakdowns or breaches of our and/or our third-party providers’ databases or systems that could adversely affect our business.

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

Some of OmniMetrix’s current and potential competitors have significantly greater resources and broader name recognition than it does. As a result, these competitors may have greater credibility with OmniMetrix’s existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products, which would allow them to respond more quickly to new or emerging technologies or changes in customer requirements. In particular, at the present time we are facing significant competition from certain generator manufacturers who offer their own monitoring solutions. The leveraging of any of such advantages by our current and/or potential competitors could hinder OmniMetrix’s ability to compete effectively.

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

OmniMetrix sells equipment and services which monitor third-party products; thus, its revenues are dependent on the continued sales of such third-party products.

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

The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. During 2025, our common stock traded at prices as low as $12.42 and as high as $33.00 per share. Fluctuations in our stock price may continue to occur in response to various factors, many of which we cannot control, including:

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

As of March 3, 2026, 2,506,501 shares of our common stock were issued and outstanding. As of that date, we had 66,758 options outstanding and exercisable with a weighted average exercise price of $9.06 per share, which if exercised would result in the issuance of additional shares of our common stock. In addition to the options noted above, at March 3, 2026, there were 57,178 options outstanding that have not yet vested and are not yet exercisable.

Substantially all of our currently outstanding shares and shares issuable under our outstanding options are or would be freely tradable.

We may have to offer additional securities for sale in the near future.

As of March 3, 2026, we had consolidated cash of $4,131,000  which we believe is sufficient for at least the next twelve months. Despite this, we may ultimately not have sufficient cash to allow us to execute our plans, and the occurrence of one or more unanticipated events may require us to make significant expenditures. Accordingly, we may need to raise additional amounts to finance our operations. If we were to do so by selling shares of our common stock and/or other securities convertible into shares of our common stock, current investors may incur dilution in the value of their shares.

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

Although we did not experience a material cybersecurity incident during the year ended December 31, 2025, the scope and impact of any future incident cannot be predicted. See “Item 1A. Risk Factors” for more information on our cybersecurity-related risks.

ITEM 2. PROPERTIES

OmniMetrix’s activities are currently conducted in approximately 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia, under a lease that was amended on June 20, 2025 to extend the lease term through November 30, 2030. The annual operating lease expense was $184,000 in 2025 and $129,000 in 2024. For 2026, the annual operating lease expense will be $216,000 for the year ending through December 31, 2026. OmniMetrix is currently utilizing only a portion of these leased facilities.

On July 6, 2021, the Company entered into an agreement with King Industrial Realty, Inc. to sublease from the Company 1,900 square feet of the Company’s 21,000 square feet office and production space in the Hamilton Mill Business Park located in Buford, Georgia. This sublease was amended on August 15, 2025 to extend the term through September 30, 2028 and to provide a monthly sublease payment of $3,374 plus annual escalators (the average monthly sublease payment in 2025 was $2,790), which includes the base rent plus a pro-rata share of utilities, property taxes and insurance. Fifty percent of any excess rent received above the per square foot amount that the Company pays will be remitted to the Company’s landlord less the allocation of any shared expenses and leasehold improvements specific to the sublease. After the offset of the investment in leasehold improvements and other expenses related to the sublease, the total amount payable to our landlord under the sublease was $8,295 for the year ended December 31, 2025, and $6,680 for the year ended December 31, 2024.

Below are the future payments (in thousands) expected to be received from King Industrial Realty, Inc. under the sublease. The Company expects to remit fifty percent of these amounts net of the annual service cost of approximately $2,600 to our landlord.

Year ended December 31,
2026	41
2027	42
2028	$33

Total undiscounted cash flows	$116

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded under the symbol “ACFN” on NASDAQ.

Holders

As of March 3, 2026, the last reported sales price of our common stock on NASDAQ was $22.50, there were 57 record holders of our common stock, and we estimate that there were approximately 2,500 beneficial owners of our common stock.

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

All dollar amounts in the discussion below are rounded to the nearest thousand and, thus, are approximate.

We currently operate in two reportable operating segments, both of which are performed through our OmniMetrix subsidiary:

●	Power Generation (“PG”). OmniMetrix’s PG services provide wireless remote monitoring and control systems and IoT applications for commercial/industrial and residential power generation equipment. In 2025, we launched the Omni family of products—the OmniPro commercial monitor and the Omni residential monitor—built on a new proprietary common communications core called the OCOM. These products are replacing our legacy TrueGuard product lines, offering enhanced flexibility, expandability, and improved connectivity with easier installation. OmniMetrix also offers the Smart Annunciator product for commercial customers who require a visual representation of generator status via a touchscreen display.

●	Cathodic Protection (“CP”). OmniMetrix’s CP services provide remote monitoring and control products for cathodic protection systems on gas pipelines serving the gas utilities market and pipeline operators. The CP product lineup includes solutions to remotely monitor and control rectifiers, test stations and bonds. In 2025, we launched the RADex, an OCOM-based expansion of our RAD™ (Remote AC Mitigation Disconnect) that adds cathodic protection measurements while retaining the ability to remotely disconnect/connect AC mitigation tools on solid-state decouplers, reducing expense and increasing employee safety.

The following analysis should be read together with the segment information provided in Notes 12 and 13 to our consolidated financial statements included in this report.

OmniMetrix

Following the emergence of machine-to-machine (“M2M”) and IoT applications whereby companies aggregate multiple sensors and monitors into a simplified dashboard for customers, OmniMetrix believes it plays a key role in this economic ecosystem. In addition, OmniMetrix continues to see a growing need for backup power infrastructure to secure critical military, government, and private sector assets against emergency events including grid outages, natural disasters, cybersecurity threats and terrorist attacks. Commercial, industrial and residential standby generators, turbines, compressors, pumps, pumpjacks, light towers and other industrial equipment are part of the critical infrastructure increasingly becoming monitored in IoT applications. OmniMetrix solutions monitor critical equipment used by cell towers, manufacturing plants, medical facilities, data centers, retail stores, public transportation systems, energy distribution and federal, state and municipal government facilities, in addition to residential back-up generators. Given that OmniMetrix monitors all major brands of critical equipment and continues to invest in research and development in response to customer and potential customer feedback, OmniMetrix remains well positioned as a competitive participant in this market to continue to grow its customer base and expand its product offerings.

Other Matters

On June 1, 2024, we entered into a contract (the “Material Contract”) with one of the nation’s largest cell phone providers to provide monitoring hardware and services. Under the contract, OmniMetrix has provided monitoring devices and related remote monitoring and control services for between 5,000 and 10,000 cell tower backup generators in the U.S. Shipping of hardware commenced in the third quarter of 2024 and installation and monitoring services commenced in the fourth quarter of 2024. During the year ended December 31, 2025, we recognized $2,293,000 in hardware revenue and $452,000 in first-year monitoring revenue from this contract. During the year ended December 31, 2024, we recognized $1,637,000 in hardware revenue and $21,000 in first-year monitoring revenue from this contract.  We have shipped all hardware that has been ordered under this contract to date. We will continue to have annual renewal monitoring revenue on these units each year for all connected units.

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

We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. The net carrying amount of the Company’s deferred tax assets is based on the Company’s belief that it is more likely than not that the Company will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. The ultimate realization of the deferred tax assets depends upon our ability to generate sufficient taxable income in the future. In forecasting future taxable income, management’s projections and beliefs are based upon a variety of estimates and numerous assumptions made by our management with respect to, among other things, interest rates, forecasted revenue of the hardware sales and monitoring revenue or revenue streams that could generate sufficient income. In evaluating our ability to recover our deferred tax assets, we consider and weigh all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. When the likelihood of the realization of existing deferred tax assets changes, adjustments to the valuation allowance are charged in the period in which the determination is made. If our estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company’s Consolidated Statements of Operations, or conversely to reduce the existing valuation allowance resulting in less income tax expense.

The Company currently has a three-year cumulative income position which is positive evidence that it is more likely than not the deferred tax assets will be realized. As of December 31, 2025, we believe, based on our projections, that a partial valuation allowance of $10,326,000, continues to be necessary against our deferred tax assets. Uncertainty exists related to the generation of future hardware and monitoring revenue, nonetheless the Company believes sufficient positive evidence exists which supports the partial reversal of the valuation allowance. At this time, however, we cannot assure you that we will be successful in doing so. Accordingly, our management will continue to assess the need for this valuation allowance and will make adjustments when appropriate.

Future changes in the Company’s stock ownership, which may be outside of the Company’s control or future equity offerings or acquisitions that have equity as a component of the purchase price consideration may trigger an “ownership change” and the utilization of the Company’s federal and state net operating losses may be subject to a limitation under the Internal Revenue Code, as well as similar state provisions. Such limitations may result in the expiration of net operating loss (NOL) carryforwards before their utilization.

Results of Operations

The selected consolidated statement of operations data for the years ended December 31, 2025 and 2024 and consolidated balance sheet data as of December 31, 2025 and 2024 has been derived from our audited consolidated financial statements included in this Annual Report.

This data should be read in conjunction with our consolidated financial statements and related notes included herein.

Selected Consolidated Statement of Operations Data:

	For the Years Ended December 31,
	2025	2024
	(in thousands, except per share data)
Revenue	$11,478	$10,986
COGS	2,663	2,987
Gross profit	8,815	7,999
R&D expense	1,094	1,012
SG&A expense	5,732	5,050
Operating income	1,989	1,937
Interest income, net	121	73
Income before income taxes	2,110	2,010
Current state tax expense	(30)	(123)
Deferred income tax benefit	464	4,435
Net income after income taxes	2,544	6,322
Non-controlling interest share of income	(34)	(28)
Net income attributable to Acorn Energy, Inc. stockholders	$2,510	$6,294
Basic and diluted net income per share attributable to Acorn Energy, Inc. stockholders:
Net income per share attributable to Acorn Energy, Inc. stockholders – basic	$1.01	$2.53
Net income per share attributable to Acorn Energy, Inc. stockholders – diluted	$.99	$2.51
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. stockholders – basic	2,496	2,487
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. stockholders – diluted	2,538	2,512

The following table sets forth certain information with respect to revenues and profits of our reportable business segments for the years ended December 31, 2025 and 2024 (dollars in thousands), including the percentages of revenues attributable to such segments. (See Note 12 to our consolidated financial statements for the definitions of our reporting segments).

	PG	CP	Total
Year ended December 31, 2025:
Revenues from customers	$10,741	$737	$11,478
Percentage of total revenues by segment	94%	6%	100%
Segment gross profit	$8,344	$471	$8,815

Year ended December 31, 2024:
Revenues from customers	$9,882	$1,104	$10,986
Percentage of total revenues by segment	90%	10%	100%
Segment gross profit	$7,334	$665	$7,999

2025 Compared to 2024

Revenue. In 2025, OmniMetrix recorded total revenue of $11,478,000, as compared to total revenue of $10,986,000 in 2024, for an increase of $492,000 (5%). The PG segment includes our monitoring device for generators, industrial air compressors and our annunciator products. The CP segment includes our monitoring device for cathodic protection systems on gas pipelines serving the gas utilities market and pipeline operators. In 2025, revenue of $10,741,000 was attributed to the PG segment and revenue of $737,000 was attributed to the CP segment, as compared to the 2024 revenue of $9,882,000 that was attributed to the PG segment and $1,104,000 that was attributed to the CP segment. Hardware revenue decreased $515,000 (8%) from $6,433,000 during the year ended December 31, 2024 to $5,918,000 during the year ended December 31, 2025. The decrease in total hardware revenue during the year ended December 31, 2025 is further detailed in the table below:

Reconciliation of Hardware Revenue	2025	2024
Amortization of deferred revenue	$956	$1,841
Sales of custom designed units and related accessories	183	26
Hardware sales under the Material Contract	2,293	1,637
Hardware sales	1,944	2,378
Other accessories, services, shipping and miscellaneous charges	542	551
Total hardware revenue	$5,918	$6,433

PG hardware revenue decreased $155,000 (3%) during the year ended December 31, 2025 to $5,424,000 compared to $5,579,000 during the year ended December 31, 2024. We also had a decrease in CP hardware revenue of $360,000 (42%) to $494,000 during the year ended December 31, 2025 from $854,000 during the year ended December 31, 2024. Monitoring revenue increased $1,007,000 (22%) from $4,553,000 in the year ended December 31, 2024 to $5,560,000 in the year ended December 31, 2025. The increase in monitoring revenue was due to an increase in the number of connections being monitored and growth in our customer base.

Gross profit. Gross profit was $8,815,000, reflecting a 77% gross margin on revenue in 2025, compared with a gross profit of $7,999,000, reflecting a 73% gross margin on revenue in 2024. The gross margin increased to 77% in 2025 due to sales of the new Omni and OmniPro products which have a higher gross margin than the older model hardware products and due to higher monitoring revenue, which has a 95% gross margin, as a result of more connections. Gross margin on hardware revenue for the year ended December 31, 2025 was 60% compared to 57% for the year ended December 31, 2024. Gross margin on monitoring revenue was 94% for the year ended December 31, 2025 compared to 94% for the year ended December 31, 2024.

R&D expense. During 2025, OmniMetrix recorded $1,094,000 of R&D expense as compared to $1,012,000 in 2024, an increase of $82,000 (8%). The increase in R&D expense in 2025 is related to increases in wages and bonuses paid to our engineering personnel in 2025 as well as an addition to our engineering team in the fourth quarter of 2024. This increase was offset by the reduction of third-party consultant expenses due to the completion of the recent launch of the Omni and OmniPro, which had been a significant development project, and an addition to our in-house senior engineering staff. We expect a moderate increase in R&D expense for 2026 due to engineering salary increases granted effective January 1, 2026, and for continued investment in work on certain initiatives to continue to redesign certain older products and expand product lines to increase our level of innovation ahead of our competitors.

SG&A expense. Consolidated SG&A expense increased $682,000 from 2024 to 2025. Corporate overhead increased by $360,000 (35%), from $1,020,000 in 2024 to $1,380,000 in 2025. The increase in corporate overhead was due to an increase of (i) $128,000 in tax professional fees from the preparation of the 2024 and the quarterly 2025 income tax provision, the calculations related to the release of the income tax valuation allowance, and the preparation of an updated 382 Study, (ii) $115,000 in expenses related to uplisting to NASDAQ which includes the NASDAQ application fee, the prorated listing fee and the legal fees associated with the uplisting process, (iii) $75,000 in stock compensation expense, (iv) $19,000 in audit fees primarily related to the work on the release of the income tax valuation allowance at December 31, 2024, and (v) a net increase of $23,000, in the aggregate, of other public company expenses.

OmniMetrix’s SG&A expense increased $322,000 (8%), from $4,030,000 in 2024 to $4,352,000 in 2025. This increase was primarily due to increases of (i) $215,000 in personnel expenses, (ii) $66,000 in IT consulting and staff augmentation fees, (iii) $58,000 in facilities expense due to the lease amendment for our office space, and (iv) $57,000 in net aggregate expenses in other categories offset by decreases in (i) commission expenses of $61,000 and (ii) $13,000 in travel and trade show expenses. We anticipate that our annual SG&A costs in 2026 will increase by approximately 9% primarily due to the increase in our facility lease expense pursuant to the lease amendment executed in June 2025 to extend the lease to November 2030 and also to increasing wage and benefit expenses as a result of merit increases effective in January 2026.

Interest income, net. Interest income in the year ended December 31, 2025 was $121,000 compared to $73,000 in the year ended December 31, 2024. The increase was due to higher average cash balances during the year on which interest was earned.

Income taxes. For the year ended December 31, 2025, the Company recorded an income tax benefit of $464,000, offset by current state income tax expense of $30,000, compared to an income tax benefit of $4,435,000, offset by current state income tax expense of $123,000, for the year ended December 31, 2024. The change in the income tax benefit was due to changes in the Company’s valuation allowance. The recorded income tax benefit contributed $0.19 to our basic earnings per share of $1.01, and $0.18 of our diluted earnings per share of $0.99, at December 31, 2025. At December 31, 2024, the recorded income tax benefit contributed $1.78 to our basic earnings per share of $2.53, and $1.77 of our diluted earnings per share of $2.51.

Net income attributable to Acorn Energy. We had net income attributable to Acorn of $2,510,000 in 2025 compared to $6,294,000 in 2024. Our net income in 2025 is comprised of net income at OmniMetrix of $3,488,000, corporate expense of $1,378,000, current state income tax expense of $30,000, the non-controlling interest share of our net income in OmniMetrix of $34,000 offset by deferred income tax benefit as a result of the release of our valuation allowance of $464,000. Our income in 2024 is comprised of net income at OmniMetrix of $3,027,000, corporate expense of $1,017,000, current state income tax expense of $123,000, the non-controlling interest share of our net income in OmniMetrix of $28,000, offset by deferred income tax benefit as a result of the release of our valuation allowance of $4,435,000. Net operating income increased by $100,000 but net income decreased by $3,784,000 primarily due to the decrease in the positive impact of the valuation allowance.

Liquidity and Capital Resources

At December 31, 2025, we had working capital of $3,157,000. Our working capital includes $4,454,000 of cash and deferred revenue of $3,097,000. Such deferred revenue does not require a significant cash outlay for the revenue to be recognized. Total deferred revenue decreased by $824,000, from $4,233,000 at December 31, 2024 to $3,409,000 at December 31, 2025, as a result of the sales mix of products sold. Based on the current products being sold, the Company expects continued decreases in the deferred hardware revenue balance in the foreseeable future. Net cash increased during the year ended December 31, 2025 by $2,128,000, of which $2,090,000 was provided by operating activities, $33,000 was used in investing activities, and $71,000 was provided by financing activities.

During the year ended December 31, 2025, our operating activities provided $2,090,000 of net cash. Our OmniMetrix subsidiary provided $3,513,000 from its operations while our corporate headquarters used $1,423,000 in its operating activities during the period. OmniMetrix’s inventory balance increased by $818,000 at December 31, 2025 as compared to December 31, 2024 primarily related to purchases made for production of our recently launched redesigned product versions, Omni and OmniPro. During the year ended December 31, 2024, our operating activities provided $905,000 of net cash. Our OmniMetrix subsidiary provided $1,991,000 from its operations while our corporate headquarters used $1,086,000 in its operating activities during the period.

During the year ended December 31, 2025, net cash of $33,000 was used in investing activities, primarily related to computer equipment purchases for technology upgrades. During the year ended December 31, 2024, net cash of $56,000 was used in investing activities.

Net cash of $71,000 and $28,000 was provided by financing activities during the years ended December 31, 2025 and 2024, respectively, which represents proceeds from the exercise of stock options, net of $16,000 used for stock repurchases in the year ended December 31,2025.

Other Liquidity Matters

We had $4,454,000 of cash on December 31, 2025, and $4,131,000 on March 3, 2026. We believe that such cash, plus the cash expected to be generated from operations, will provide sufficient liquidity to finance the corporate activities of Acorn and the operating activities of OmniMetrix at their current level of operations for at least the twelve-month period from the issuance of the audited consolidated financial statements contained in this Annual Report. We may, at some point, elect to obtain a new line of credit or other source of financing to fund additional investments in the business. If we decide to pursue additional financing in the future, it may be in the form of a bank line, a new loan or investment by others, an equity raise by Acorn, which could then facilitate a loan by Acorn to OmniMetrix, or any combination thereof. Whether alternative funds, such as third-party loans or investments, will be available at the time required and on terms acceptable to Acorn and OmniMetrix cannot be determined at this time.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of December 31, 2025.

Cash Payments Due to Contractual Obligations

	Years Ending December 31, (in thousands)
	Total	2026	2027-2028	2029-2030
Operating leases*	$1,208	$216	$488	$504
Contractual services	217	202	15	—
Purchase obligations**	434	434	—	—
Total contractual cash obligations	$1,859	$852	$503	$504

*Reflects the gross amount of the operating lease liabilities. Imputed interest is $166,000 resulting in $158,000 included in current liabilities. Does not include rent amounts to be received under the sublease.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based upon the document “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2024, we have implemented the following (i) a process pursuant to which System and Organization Controls (SOC) reports are obtained from third-party vendors on a recurring schedule and such reports are evaluated for any issues, (ii) provisioning/termination controls with signed and authenticated authorizations, and (iii) change controls for development processes that require authorizations, peer review, quality assurance documentation, ticket matching of changes to work authorizations and overall change controls. Management has concluded, through testing, that these added controls and related actions effectively remediated the previously identified material weaknesses and that these controls are operating effectively.

Other than the remediation actions described above, there were no other changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of fiscal year 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is certain information concerning the directors and certain officers of the Company:

Name	Age	Position
Jan H. Loeb	67	Director, President and Chief Executive Officer of Acorn Energy, Inc. and Acting CEO of OmniMetrix
Gary Mohr	67	Director and member of our Audit, Nominating and Compensation Committees
Michael F. Osterer	80	Director and member of our Audit, Nominating and Compensation Committees
Peter Rabover	45	Director
Samuel M. Zentman	80	Director, Chairman of our Audit Committee and member of our Nominating and Compensation Committees
Tracy S. Clifford	57	Chief Financial Officer of Acorn Energy, Inc. and COO of OmniMetrix

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

Peter Rabover was appointed to the Board in March 2023. Mr. Rabover is currently the CFO and Corporate Secretary of Grodivo.ai, a corporate culture measurement software company. He has been an active buyside investor for over 20 years, and is currently the Managing Director of Artko Capital LP, a partnership focused on microcap investments, which is a role he has held since he founded the partnership in 2015. In such capacity, Mr. Rabover has advised on a wide range of corporate finance activities for dozens of companies. Prior to founding Artko Capital, he worked for Scharf Investments from 2012 to 2014, and Hahn Capital Management from 2005 to 2011 in an analyst capacity. He served in the United States Peace Corps in Kazakhstan from 2003 to 2005 as an Economic Development Volunteer. Mr. Rabover started his career as an auditor for United States Steel Corporation from 2001 to 2003. He holds an undergraduate degree from Duquesne University, a Masters of Business Administration from the University of Virginia’s Darden School of Business and is a CFA Charterholder.

Key Attributes, Experience and Skills. Mr. Rabover brings a wide range of corporate finance, audit and capital allocation acumen and experience as well as a unique shareholder perspective gained through a long career of managing outside capital and finding successful investments.

Samuel M. Zentman has been one of our directors since November 2004 and currently serves as Chairman of our Audit Committee and as a member of our Compensation and Nominating Committees. From 1980 until 2006, Dr. Zentman was the president and chief executive officer of a privately held textile firm, where he also served as vice president of finance and administration from 1978 to 1980. From 1973 to 1978, Dr. Zentman served in various capacities in the Information Systems department at American Motors Corporation including Director of the Corporate Data Center and the Engineering Computer Centers. He holds a Ph.D. in Complex Analysis. Dr. Zentman serves on the board of Klotho Neurosciences, as well as several national charitable organizations devoted to advancing the quality of education.

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

Section 16(a) Beneficial Ownership Reporting Compliance; Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. These persons are also required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Further, we have implemented measures to ensure timely filing of Section 16(a) reports by our executive officers and directors. Based solely on our review of such forms or written representations from certain reporting persons, we believe that during 2025 our executive officers and directors complied with the filing requirements of Section 16(a).

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

ITEM 11. EXECUTIVE COMPENSATION

Executive and Director Compensation

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)		All Other Compensation ($)	Total ($)
Jan H. Loeb	2025	321,360	(3)	—	37,417	(5)	—	358,777
President and CEO of the Company and Acting CEO of OmniMetrix (1)	2024	321,360	(3)	—	13,009	(6)	—	334,369

Tracy S. Clifford	2025	216,300	(4)	—	38,250	(7)	—	254,550
CFO of the Company and COO of OmniMetrix (2)	2024	216,300	(4)	—	13,009	(8)	—	229,309

(1)	Mr. Loeb began serving as President and CEO of the Company on January 28, 2016 and as Acting CEO of OmniMetrix on December 1, 2019.
(2)	Ms. Clifford began serving as CFO of the Company on June 1, 2018 and as COO of OmniMetrix on December 1, 2019.
(3)	Represents the consulting fee paid for the provision of Mr. Loeb’s services to the Company as President and CEO of the Company and Acting CEO of OmniMetrix.
(4)	Represents the consulting fee paid for the provision of Ms. Clifford’s services as CFO of the Company and COO of OmniMetrix.
(5)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 2,200 options granted on January 6, 2025 with an exercise price of $17.50. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 4.4% (ii) an expected term of 5.6 years (iii) an assumed volatility of 181.8% and (iv) no dividends.
(6)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 2,200 options granted on January 2, 2024 with an exercise price of $6.09. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 4.0% (ii) an expected term of 4.9 years (iii) an assumed volatility of 194.1% and (iv) no dividends.
(7)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 2,200 options granted on January 1, 2025 with an exercise price of $17.89. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 4.4% (ii) an expected term of 5.6 years (iii) an assumed volatility of 181.8% and (iv) no dividends.
(8)	Represents the grant date fair value calculated in accordance with applicable accounting principles with respect to 2,200 options granted on January 2, 2024 with an exercise price of $6.09. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 4.0% (ii) an expected term of 4.9 years (iii) an assumed volatility of 194.1% and (iv) no dividends.

Executive Compensation for 2025 and 2024

Jan H. Loeb. On January 6, 2025, the Company entered into a new consulting agreement (the “2025 Loeb Consulting Agreement”) extending its arrangements for compensation of Mr. Loeb. Pursuant to the 2025 Loeb Consulting Agreement, Mr. Loeb received cash compensation of $16,780 per month for service as President and CEO of Acorn, and an additional $10,000 per month for service as Acting CEO of OmniMetrix. Mr. Loeb also received a grant of options on January 6, 2025 to purchase 2,200 shares of the Company’s common stock, which are exercisable at an exercise price equal to the January 3, 2025, closing price of the common stock of $17.50 per share. Twenty-five percent (25%) of the options were vested immediately; the remaining options vested in three equal increments on April 1, 2025, July 1, 2025 and October 1, 2025. The exercise period and other terms are otherwise substantially the same as the terms of the options granted by the Company to its outside directors. The 2025 Loeb Consulting Agreement expired on December 31, 2025. The Company and Mr. Loeb entered into a new consulting agreement for 2026 as described below under Employment Arrangements.

On January 2, 2024, the Company entered into a consulting agreement (the “2024 Loeb Consulting Agreement”) extending its arrangements for compensation of Mr. Loeb. Pursuant to the 2024 Loeb Consulting Agreement, Mr. Loeb received cash compensation of $16,780 per month for service as President and CEO of Acorn, and an additional $10,000 per month for serving as Acting CEO of OmniMetrix. Mr. Loeb also received a grant of options on January 2, 2024 to purchase 2,200 shares of the Company’s common stock, which are exercisable at an exercise price equal to the December 29, 2023, closing price of the common stock of $6.09 per share. Twenty-five percent (25%) of the options were vested immediately; the remaining options vested in three equal increments on April 1, 2024, July 1, 2024 and October 1, 2024. The exercise period and other terms are otherwise substantially the same as the terms of the options granted by the Company to its outside directors. The 2024 Consulting Agreement expired on December 31, 2024.

Tracy S. Clifford. On January 1, 2025, the 2024 Clifford Consulting Agreement discussed below for the provision of Ms. Clifford’s services as both CFO of Acorn and COO of OmniMetrix automatically renewed for another one-year term. Pursuant to the 2024 Clifford Consulting Agreement, Ms. Clifford received cash compensation of $18,025 per month. Ms. Clifford also received a grant of options on January 1, 2025 to purchase 2,200 shares of the Company’s common stock, which are exercisable at an exercise price equal to the December 31, 2024, closing price of the common stock of $17.89 per share. Twenty-five percent (25%) of the options were vested immediately; the remaining options vested in three equal increments on April 1, 2025, July 1, 2025 and October 1, 2025. The exercise period and other terms are otherwise substantially the same as the terms of the options granted by the Company to its outside directors. The Company and Ms. Clifford entered into a new consulting agreement for 2026 as described below under Employment Arrangements.

On January 2, 2024, the Company entered into an Amended and Restated Consulting Agreement with Ms. Clifford (the “2024 Clifford Consulting Agreement”) for the provision of Ms. Clifford’s services as both CFO of Acorn and COO of OmniMetrix. The 2024 Clifford Consulting Agreement amended, restated and replaced in its entirety the 2023 Clifford Consulting Agreement. The 2024 Clifford Consulting Agreement had an effective date of January 1, 2024, had an initial one-year term, and was to automatically renew for an additional year upon the expiration of each one-year term unless earlier terminated as provided therein. Pursuant to the 2024 Clifford Consulting Agreement, Ms. Clifford received cash compensation of $18,025 per month. In the event of termination, other than for cause, Ms. Clifford was to be entitled to continuation, for a period of six months following the date of such termination, of the monthly cash compensation in effect at the time of such termination. Pursuant to the terms of the 2024 Clifford Consulting Agreement, Ms. Clifford also received a grant of options on January 2, 2024, to purchase 2,200 shares of the Company’s common stock, which are exercisable at an exercise price equal to the December 29, 2023, closing price of the common stock of $6.09 per share. Twenty-five percent (25%) of the options were vested immediately; the remaining options vested in three equal increments on April 1, 2024, July 1, 2024 and October 1, 2024. On each subsequent anniversary of January 1, 2024, so long as the 2024 Clifford Consulting Agreement has not been terminated, the Company was to grant Ms. Clifford 2,200 stock options exercisable at an exercise price equal to the then-current stock price. Twenty-five percent (25%) of the options were to be vested immediately as of the date of grant; the remaining options were to vest in three equal increments on April 1, July 1 and October 1 during the first nine months following the date of grant. The exercise period and other terms were to be otherwise substantially the same as the terms of the options granted by the Company to its outside directors. This agreement auto renewed on January 1, 2025 as described above.

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

Jan H. Loeb

On January 19, 2026, the Company entered into a new consulting agreement (the “2026 Loeb Consulting Agreement”) between Mr. Loeb and the Company extending its arrangements for compensation of Mr. Loeb for his services as President and CEO of Acorn and as principal executive officer of OmniMetrix in the capacity of Acting CEO. In such capacities, Mr. Loeb acts as a consultant to, and not an employee of, the Company. Pursuant to the 2026 Loeb Consulting Agreement, Mr. Loeb will receive annualized cash compensation of $207,400 for service as President and CEO of Acorn, and an additional $10,300 per month for so long as he serves as Acting CEO of OmniMetrix. Mr. Loeb also received a grant of options on January 19, 2026 to purchase 25,000 shares of the Company’s common stock, which shall be exercisable at an exercise price equal to the January 16, 2026, closing price of the common stock of $19.02 per share. One-twelfth of the options are immediately vested and exercisable; the remaining options will vest and become exercisable in eleven equal quarterly increments beginning on April 1, 2026, unless such vesting is accelerated in connection with a change of control of the Company. The exercise period and other terms are otherwise substantially the same as the terms of the options granted by the Company to its outside directors. The 2026 Loeb Consulting Agreement expires on December 31, 2026, unless terminated early as provided therein.

Tracy S. Clifford

On January 19, 2026, the Company entered into an Amended and Restated Consulting Agreement with Tracy Clifford Consulting, LLC, for the provision of Ms. Clifford’s services to the Company as both CFO of Acorn and COO of OmniMetrix (the “2026 Clifford Consulting Agreement”). In such capacity, Ms. Clifford acts as a consultant to, and not an employee of, the Company. The 2026 Clifford Consulting Agreement amends, restates and replaces in its entirety the 2024 Clifford Consulting Agreement. The 2026 Clifford Consulting Agreement has an effective date of January 1, 2026, has a one-year term, and automatically renews for an additional year upon the expiration of each one-year term unless earlier terminated as provided therein. Pursuant to the 2026 Clifford Consulting Agreement, Ms. Clifford receives annualized cash compensation of $222,789. In the event of termination by the Company other than for cause, Ms. Clifford shall be entitled to a continuation, for a period of six months following the date of such termination by the Company, of the monthly cash compensation in effect at the time of such termination by the Company. Pursuant to the terms of the 2026 Clifford Consulting Agreement, Ms. Clifford also received a grant of options on January 19, 2026, to purchase 25,000 shares of the Company’s common stock, which shall be exercisable at an exercise price equal to the January 16, 2026, closing price of the common stock of $19.02 per share. One-twelfth of the options were immediately vested and exercisable; the remaining options will vest and become exercisable in eleven equal quarterly increments beginning on April 1, 2026, unless such vesting is accelerated in connection with a change of control of the Company. On each subsequent anniversary of January 1, 2026, so long as the 2026 Clifford Consulting Agreement has not been terminated, the Company will grant Ms. Clifford 25,000 stock options exercisable at an exercise price equal to the then-current stock price. One-twelfth of such options will be vested immediately as of the date of the respective grant; the remaining options will vest in eleven equal quarterly increments beginning on April 1 of the year of the respective grant, unless such vesting is accelerated in connection with a change of control of the Company. The exercise period and other terms are otherwise substantially the same as the terms of the options granted by the Company to its outside directors.

Outstanding Equity Awards at 2025 Fiscal Year End

The following table sets forth all outstanding equity awards made to each of the Named Executive Officers that were outstanding at December 31, 2025.

OPTIONS TO PURCHASE ACORN ENERGY, INC. STOCK
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Jan H. Loeb	2,187	—	5.92	January 1, 2027
	2,187	—	7.68	January 1, 2028
	2,187	—	10.08	January 1, 2029
	2,187	—	5.60	January 1, 2030
	2,200	—	6.09	January 2, 2031
	2,200	—	17.50	January 1, 2032

Tracy S. Clifford	1,875	—	4.48	June 25, 2026
	3,125	—	3.68	June 8, 2027
	6,250	—	9.92	May 10, 2028
	3,125	—	7.04	June 1, 2029
	6,250	—	4.96	June 1, 2030
	2,200		6.09	January 2, 2031
	2,200	—	17.89	January 1, 2032

Option and Warrant Exercises

Options were exercised by Tracy Clifford on May 9, 2025, for 1,875 shares at an exercise price of $6.56 per share.

Non-qualified Deferred Compensation

There was no executive non-qualified deferred compensation activity for either of our named executive officers for the year ended December 31, 2025.

Payments and Benefits Upon Termination or Change in Control

Jan H. Loeb

Under the terms of the 2026 Loeb Consulting Agreement, there are no amounts due under any termination scenario.

The vesting of the 25,000 stock options granted on January 19, 2026 under the 2026 Loeb Consulting Agreement would have their vesting accelerated and become fully exercisable immediately prior to the first occurrence of any of the following: (1) the acquisition by any entity or natural person, or a group of entities and/or natural persons acting together, of a majority of the equity interests of the Company, OMX Holdings, Inc. or OmniMetrix, whether through purchase, merger, stock swap, or any similar deal structure; and (2) the sale or other disposition of all or substantially all the assets of the Company, OMX Holdings, Inc. or OmniMetrix.

Tracy S. Clifford

Under the terms of the 2026 Clifford Consulting Agreement, in the event of termination by the Company other than for cause, Ms. Clifford shall be entitled to a continuation, for a period of six months following the date of such termination, of the monthly cash compensation in effect at the time of such termination.

The vesting of the 25,000 stock options granted on January 19, 2026 under the 2026 Clifford Consulting Agreement would have their vesting accelerated and become fully exercisable immediately prior to the first occurrence of any of the following: (1) the acquisition by any entity or natural person, or a group of entities and/or natural persons acting together, of a majority of the equity interests of the Company, OMX Holdings, Inc. or OmniMetrix, whether through purchase, merger, stock swap, or any similar deal structure; and (2) the sale or other disposition of all or substantially all the assets of the Company, OMX Holdings, Inc. or OmniMetrix.

On March 25, 2025, the Company entered into a Change in Control Bonus Agreement with Ms. Clifford. Pursuant to the agreement, if (1) the Company were to consummate a Change in Control (as defined in the agreement) during the period of time beginning on the Effective Date and ending eighteen (18) months thereafter (provided that such period would be extended up to an additional six (6) months if during the aforementioned eighteen (18) month-period the Company were to enter into a definitive agreement or legally binding term sheet for a transaction which would result in a Change in Control), and (2) Ms. Clifford has remained in continuous service as Chief Operating Officer of, or in a similar executive capacity at, OmniMetrix from the Effective Date through consummation of the Change in Control, then the Company would pay her, contemporaneous with the consummation of the Change in Control, a lump-sum cash bonus payment equal to $100,000 multiplied by the number of years (including partial years, for which an appropriate fraction will be added to the number of whole years) in the period commencing December 1, 2019, and ending upon the earlier of (A) consummation of the Change in Control, (B) the date of involuntary termination of her service other than for cause or due to death or disability, or (C) the date of voluntary termination of her service (provided, however, that in the event of voluntary termination of service by Ms. Clifford for any reason prior to a Change in Control, she would be entitled to a payment equal to seventy percent (70%) of the bonus upon the occurrence of a Change in Control within the Change in Control period, payable contemporaneous with the consummation of the Change in Control).

Compensation of Directors in 2025

The Board reviews non-employee director compensation on an annual basis. Our compensation policy for non-employee Directors for 2025 was as follows:

Each non-employee Director (other than the Executive Chairman) received an annual retainer of $15,000, plus an annual grant on January 1 of an option to purchase 625 shares of Company Common Stock.

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

The following table sets forth information concerning the compensation earned for service on our Board of Directors during the fiscal year ended December 31, 2025 by each individual who served as a director at any time during the fiscal year (other than Mr. Loeb who was not separately compensated for his Board service).

DIRECTOR COMPENSATION IN 2025

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)		All Other Compensation ($)	Total ($)
Samuel M. Zentman	25,000	(2)	10,866	(1)	—	35,866
Gary Mohr	17,000	(3)	10,866	(1)	—	27,866
Peter Rabover	15,000	(4)	10,866	(1)		25,866
Michael F. Osterer	17,000	(3)	10,866	(1)	—	27,866

(1)	On January 1, 2025, Samuel M. Zentman, Gary Mohr, Peter Rabover, and Michael F. Osterer were each granted 625 options to acquire stock in the Company. The options had an exercise price of $17.89 and were to expire on January 1, 2032. The fair value of the options was determined using the Black-Scholes option pricing model using the following assumptions: (i) a risk-free interest rate of 4.4% (ii) an expected term of 5.6 years (iii) an assumed volatility of 181.8% and (iv) no dividends.
(2)	Represents the annual retainer of $15,000 as a non-employee director and $10,000 received for services rendered as Chairman of the Audit Committee.
(3)	Represents the annual retainer of $15,000 as a non-employee director plus $2,000 received for services rendered as a member of the Audit Committee.
(4)	Represents the annual retainer of $15,000 as a non-employee director.

Director Compensation Change for 2026

On January 19, 2026, the Company amended its compensation policy for non-employee Directors. On January 1, each non-employee Director will receive an annual grant of options to purchase 3,125 shares of our common stock, with such options to vest and become exercisable in four quarterly increments beginning on the grant date. Upon a non-employee Director’s first election or appointment to the Board, such newly elected/appointed Director will be granted an option to purchase 3,125 shares of Company Common Stock. The other elements of our compensation policy for non-employee Directors remain unchanged from 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

OWNERSHIP OF THE COMPANY’S COMMON STOCK

The following table and the notes thereto set forth information, as of March 3, 2026, concerning beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of common stock by (i) each director of the Company, (ii) each executive officer (iii) all executive officers and directors as a group, and (iv) each holder of 5% or more of the Company’s outstanding shares of common stock.

Name and Address of Beneficial Owner (1) (2)	Number of Shares of Common Stock Beneficially Owned (2)		Percentage of Common Stock Outstanding (2)
Jan H. Loeb	532,763	(3)	21.11%
Gary Mohr	75,737	(4)	3.02%
Michael F. Osterer	183,933	(5)	7.32%
Peter Rabover	127,592	(6)	5.08%
Samuel M. Zentman	12,554	(7)	*
Tracy S. Clifford	32,191	(8)	1.27%
All executive officers and directors of the Company as a group (6 people)	912,687	(9)	35.46%
Joel Charles Sklar	162,111	(10)	6.47%

* Less than 1%

(1)	Unless otherwise indicated, the address for each of the beneficial owners listed in the table is in care of the Company, 1000 N West Street, Suite 1200, Wilmington, Delaware 19801.

(2)	Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares, as of a given date which such person has the right to acquire within 60 days after such date. Percentage information is based on the 2,506,501 shares outstanding as of March 3, 2026 .

(3)	Consists of 242,198 shares held by Mr. Loeb directly, 273,251 shares held by Leap Tide Capital Acorn LLC, and 17,314 shares underlying currently exercisable options held by Mr. Loeb. Mr. Loeb is the sole manager of Leap Tide Capital Acorn LLC, with sole voting and dispositive power over the securities held by such entity. Mr. Loeb disclaims beneficial ownership of the securities held by Leap Tide Capital Acorn LLC except to the extent of his pecuniary interest therein.

(4)	Consists of 70,425 shares beneficially held by Mr. Mohr (including 52,083 shares held by UE Systems Inc.), and 5,312 shares underlying currently exercisable options.

(5)	Consists of 178,294 shares beneficially held by Mr. Osterer (including 52,083 shares held by UE Systems Inc.), and 5,639 shares underlying currently exercisable options.

(6)	Consists of 123,218 shares held by Artko Capital LP and 4,374 shares underlying currently exercisable options held by Mr. Rabover. Mr. Rabover is Managing Director of Artko Capital LP, with sole voting and dispositive power over the securities held by such entity. Mr. Rabover disclaims beneficial ownership of the securities held by Artko Capital LP except to the extent of his pecuniary interest therein.

(7)	Consists of 7,242 shares and 5,312 shares underlying currently exercisable options.

(8)	Consists of 3,000 shares and 29,191 shares underlying currently exercisable options.

(9)	Consists of 845,545 shares and 67,142 shares underlying currently exercisable options.

(10)	The information is based on a Schedule 13G filed by Mr. Sklar with the SEC on October 18, 2024, reporting beneficial ownership as of that date. Mr. Sklar reported that he has sole voting power and sole dispositive power with respect to all 162,111 shares of Common Stock.

EQUITY COMPENSATION PLAN INFORMATION

The table below provides certain information concerning our equity compensation plans as of December 31, 2025.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	327	$3.77	—
Equity Compensation Plans Not Approved by Security Holders	54,110	$7.99	63,235
Total	54,437	$7.96	63,235

The grants made under our equity compensation plans not approved by security holders represent 54,110 options which were granted under our 2006 Stock Incentive Plan following the original expiration of the Plan on February 8, 2017. These grants were made to directors and officers at exercise prices equal to the fair market value on the date of the grant. The options generally vest over a one-year period and expire seven years from the date of the grant. In February 2019, the Company’s Board ratified all option grants made under our 2006 Stock Incentive Plan following the original expiration of the Plan on February 8, 2017 and extended the expiration date of the Amended and Restated 2006 Stock Incentive Plan until December 31, 2024. In March 2025, the Company’s Board ratified all option grants made under our Amended and Restated 2006 Stock Incentive Plan following expiration of the Plan on December 31, 2024 and extended the expiration date of the Amended and Restated 2006 Stock Incentive Plan until December 31, 2034.

Equity awards are granted to our named executive officers pursuant to the terms of their consulting agreements. The 2025 Loeb Consulting Agreement provided for, on the date the agreement was executed, a grant to Mr. Loeb of 2,200 stock options exercisable at an exercise price equal to the then-current stock price. The 2024 Clifford Consulting Agreement called for, on each anniversary of January 1, 2024, so long as the 2024 Clifford Consulting Agreement had not been terminated, a grant to Ms. Clifford of 2,200 stock options exercisable at an exercise price equal to the then-current stock price (such a grant was made on January 1, 2025). The 2026 Loeb Consulting Agreement and the 2026 Clifford Consulting Agreement each provided for, on the date the respective agreement was executed, a grant of 25,000 stock options, respectively, to Mr. Loeb and Ms. Clifford, exercisable at an exercise price equal to the then-current stock price (and the 2026 Clifford Consulting Agreement provides for additional grants to Ms. Clifford of 25,000 stock options on each anniversary of January 1, 2026, so long as the agreement has not been terminated). Our director compensation policy currently calls for an annual grant of stock options to our directors on the first day of the applicable fiscal year. In addition, equity awards may be granted at other times during the year to new hires, employees receiving promotions, and in other special circumstances.

We do not grant equity awards in anticipation of the release of material, nonpublic information or time the release of material, nonpublic information based on equity award grant dates, vesting events, or sale events. For all stock option awards, the exercise price is the closing price of our common stock on the NASDAQ marketplace on the last trading day preceding the date of grant.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accounting Fees

The following table summarizes the fees billed to Acorn for professional services rendered by CBIZ CPAs P.C and Marcum, LLP for the years ended December 31, 2025 and 2024, respectively.

	2025	2024
Audit fees	$161,700	$144,835
Tax fees(a)	551	23,107
All other fees	—	—
Total	$162,251	$168,772

(a)	Tax services for the year ended December 31, 2025, was provided by CBIZ, Inc.

Audit Fees were for professional services rendered for the audits of the consolidated financial statements of the Company, assistance with review of documents filed with the SEC, consents, and other assistance required to be performed by our independent accountants.

Tax Fees generally consist of tax compliance fees.

Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of the auditor. The Audit Committee pre-approved all audit and non-audit services rendered by our principal accountant in 2025 and 2024.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial Statements of the Registrant

The consolidated financial statements of the Registrant and the reports thereon of the Registrant’s Independent Registered Public Accounting Firms are included in this Annual Report beginning on page F-1.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

(a)(3) List of Exhibits

No.

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 9, 2023).

3.2	Amended By laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 9, 2023).

#4.1	Description of the Registrant’s common stock.

4.2	Specimen certificate for the common stock (incorporated herein by reference to Exhibit 4.2 to the 1992 Registration Statement).

4.3	Form of Representative Warrant (incorporated herein by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed October 15, 2013)

4.4	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed December 20, 2010).

4.5	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.01 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

4.6	Form of Investor Warrant (incorporated herein by reference to Exhibit 4.02 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

4.7	Registration Rights Agreement, dated as of October 31, 2014 (incorporated herein by reference to Exhibit 4.03 of the Registrant’s Current Report on Form 8-K/A filed November 6, 2014).

4.8	Amended and Restated Articles of Incorporation of OMX Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016)

4.9	Form of Warrant, dated as of March 16, 2016, of Acorn Energy, Inc., issued to Leap Tide Capital Management LLC (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.1*	Acorn Energy, Inc. Amended and Restated 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024).

10.2*	Forms of Option Award Certificate and Option Award Agreement under the Registrant’s Amended and Restated 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual report on Form 10-K for the year ended December 31, 2018).

10.3*	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual report on Form 10-K for the year ended December 31, 2011).

10.4	Form of Registration Rights Agreement between Acorn Energy, Inc. and the Backstop Purchasers (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1/A filed on June 4, 2019).

10.5*	Change in Control Bonus Agreement, dated as of March 25, 2025, by and between the Registrant and Tracy Clifford (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 27, 2025).

#10.6*	Consulting Agreement, dated January 19, 2026, by and between the Registrant and Jan H. Loeb.

#10.7*	Amended and Restated Consulting Agreement, dated January 19, 2026, by and between the Registrant and Tracy Clifford Consulting, LLC.

#10.8*	Form of Option Award Agreement for 2026 CEO/CFO option grants under the Registrant’s Amended and Restated 2006 Stock Incentive Plan.

#19.1	Acorn Energy, Inc. Insider Trading Policy

#21.1	List of subsidiaries.

#23.1	Consent of CBIZ CPAs P.C.

#23.2	Consent of Marcum LLP

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#97.1	Policy Relating to Recovery of Erroneously-Awarded Compensation

#101.1	The following financial statements from Acorn Energy’s Form 10-K for the year ended December 31, 2025, filed on March 5, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

#104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wilmington, State of Delaware, on March 5, 2026.

ACORN ENERGY, INC.

By:	/s/ Jan H. Loeb
Jan H. Loeb
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jan H. Loeb	President, Chief Executive Officer and	March 5, 2026
Jan H. Loeb	Director (Principal Executive Officer)

/s/ Tracy S. Clifford	Chief Financial Officer (Principal Financial	March 5, 2026
Tracy S. Clifford	Officer and Principal Accounting Officer)

/s/ Gary Mohr	Director	March 5, 2026
Gary Mohr

/s/ Michael F. Osterer	Director	March 5, 2026
Michael F. Osterer

/s/ Peter Rabover	Director	March 5, 2026
Peter Rabover

/s/ Samuel M. Zentman	Director	March 5, 2026
Samuel M. Zentman

ACORN ENERGY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Acorn Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Acorn Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of operations, changes in equity (deficit) and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2010 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Marlton, New Jersey
March 5, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Acorn Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Acorn Energy, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in equity (deficit), and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor from 2010-2025.

Marlton, New Jersey

March 6, 2025

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of December 31,
	2025	2024
ASSETS
Current assets:
Cash	$4,454	$2,326
Accounts receivable, net	887	1,933
Inventory, net	1,254	436
Other current assets	267	288
State income tax receivable	21	10
Deferred cost of goods sold (COGS)	70	406
Total current assets	6,953	5,399
Property and equipment, net	400	505
Right-of-use assets, net	963	84
Deferred COGS	—	70
Other assets	119	103
Deferred tax assets	4,899	4,435
Total assets	$13,334	$10,596

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$306	$297
Accrued expenses	171	290
Deferred revenue	3,097	3,521
Current operating lease liabilities	158	98
Other current liabilities	46	59
State income tax payable	18	19
Total current liabilities	3,796	4,284
Long-term liabilities:
Deferred revenue	312	712
Noncurrent operating lease liabilities	884	—
Other long-term liabilities	26	24
Total liabilities	5,018	5,020
Commitments and contingencies (Note 8)
Equity (deficit): Acorn Energy, Inc. stockholders
Common stock – $0.01 par value per share; Authorized – 42,000,000 shares; issued – 2,555,717 and 2,541,308 shares at December 31, 2025 and 2024, respectively; outstanding – 2,504,626 and 2,491,130 at December 31, 2025 and 2024, respectively	25	25
Additional paid-in capital	103,621	103,405
Accumulated stockholders’ deficit	(92,344)	(94,854)
Treasury stock, at cost – 51,091 shares at December 31, 2025; 50,178 shares at December 31, 2024	(3,052)	(3,036)
Total Acorn Energy, Inc. stockholders’ equity	8,250	5,540
Non-controlling interests	66	36
Total equity	8,316	5,576
Total liabilities and equity	$13,334	$10,596

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year ended December 31,
	2025	2024

Revenue	$11,478	$10,986
COGS	2,663	2,987
Gross profit	8,815	7,999
Operating expenses:
Research and development expense (R&D)	1,094	1,012
Selling, general and administrative (SG&A) expense	5,732	5,050
Total operating expenses	6,826	6,062
Operating income	1,989	1,937
Interest income, net	121	73
Income before income taxes	2,110	2,010
Current state tax expense	(30)	(123)
Deferred income tax benefit	464	4,435
Net income	2,544	6,322
Non-controlling interest share of income	(34)	(28)
Net income attributable to Acorn Energy, Inc. stockholders.	$2,510	$6,294

Basic and diluted net income per share attributable to Acorn Energy, Inc. stockholders:
Net income per share attributable to Acorn Energy, Inc. stockholders – basic	$1.01	$2.53
Net income per share attributable to Acorn Energy, Inc. stockholders –diluted	$.99	$2.51
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. stockholders – basic	2,496	2,487
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. stockholders – diluted	2,538	2,512

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(IN THOUSANDS)

				Acorn Energy, Inc. Stockholders			Total Acorn
	Number of Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Energy, Inc. Stockholders’ Equity (Deficit)	Non- controlling interests	Total Equity (Deficit)
Balances as of December 31, 2023	2,484	$25	$103,321	$(101,148)	50	$(3,036)	$(838)	$12	$(826)
Net income	—	—	—	6,294	—	—	6,294	28	6,322
Proceeds from stock option exercises	7	*	28	—	—	—	28	—	28
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(4)	(4)
Stock-based compensation	—	—	56	—	—	—	56	—	56
Balances as of December 31, 2024	2,491	25	103,405	(94,854)	50	(3,036)	5,540	36	5,576

Net income	—	—	—	2,510	—	—	2,510	34	2,544
Shares repurchased and held in Treasury	—	—	—	—	1	(16)	(16)	—	(16)
Proceeds from stock option exercises	14	*	87	—	—	—	87	—	87
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(4)	(4)
Stock-based compensation	—	—	129	—	—	—	129	—	129
Balances as of December 31, 2025	2,505	$25	$103,621	$(92,344)	51	$(3,052)	$8,250	$66	$8,316

*	less than $1

The accompanying notes are an integral part of these consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year ended December 31,
	2025	2024
Cash flows provided by operating activities:
Net income	$2,544	$6,322
Depreciation and amortization	115	121
Increase (decrease) in the provision for credit losses	1	(6)
Impairment of inventory	27	12
Non-cash lease expense	184	129
Deferred income tax benefit	(464)	(4,435)
Stock-based compensation	129	56
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,045	(1,391)
(Increase) decrease in inventory	(845)	514
Decrease in deferred COGS	406	809
Decrease in other current assets and other assets	5	63
Increase in state income tax receivable	(11)	(10)
Decrease in deferred revenue	(824)	(1,351)
Decrease in operating lease liability	(118)	(143)
(Decrease) increase in state income tax payable	(1)	19
(Decrease) increase in accounts payable, accrued expenses, other current liabilities and non-current liabilities	(103)	196
Net cash provided by operating activities	2,090	905

Cash flows used in investing activities:
Investments in technology	(20)	(48)
Leasehold improvements	(4)	—
Patents	(1)	—
Equipment purchases	(8)	(8)
Net cash used in investing activities	(33)	(56)

Cash flows provided by financing activities:
Stock repurchases held in Treasury	(16)	—
Stock option exercise proceeds	87	28
Net cash provided by financing activities	71	28

Net increase in cash	2,128	877
Cash at the beginning of the year	2,326	1,449
Cash at the end of the year	$4,454	$2,326

Supplemental cash flow information:
Cash paid during the year for:
Interest	$—	$1
Income taxes	$42	$108
Louisiana	$6	$—
North Carolina	$7	$—
New Jersey	$11	$—
Pennsylvania	$12	$—
Tennessee	$3	$—
Other	$3	$—
Non-cash investing and financing activities:
Right-of-use assets	$1,025	$—
Operating lease liability	$1,025	$—
Accrued preferred dividends to former CEO of OmniMetrix (see Note 3)	$4	$4

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

Power Generation (“PG”). OmniMetrix’s PG services provide wireless remote monitoring and control systems and IoT applications for commercial/industrial and residential power generation equipment. In 2025, the Company launched the Omni family of products—the OmniPro commercial monitor and the Omni residential monitor—built on a new proprietary common communications core called the OCOM, a platform designed to enhance connectivity, reliability, and performance in remote monitoring systems. These products are replacing the Company’s legacy TrueGuard product lines, offering enhanced flexibility, expandability, and improved connectivity with easier installation. OmniMetrix also offers the Smart Annunciator product for commercial customers who require a visual representation of generator status via a touchscreen display.

Cathodic Protection (“CP”). OmniMetrix’s CP services provide remote monitoring and control products for cathodic protection systems on gas pipelines serving the gas utilities market and pipeline operators. The CP product lineup includes solutions to remotely monitor and control rectifiers, test stations and bonds. In 2025, the Company launched the RADex, an OCOM-based expansion of our RAD™ (Remote AC Mitigation Disconnect) that adds cathodic protection measurements while retaining the ability to remotely disconnect/connect AC mitigation tools on solid-state decouplers, reducing expense and increasing employee safety.

See Notes 12 and 13 for segment information and major customers.

Acorn’s shares are traded on NASDAQ under the symbol ACFN.

(b) Liquidity

As of December 31, 2025, the Company had $4,454,000 of consolidated cash.

At December 31, 2025, the Company had working capital of $3,157,000. Its working capital includes $4,454,000 of cash and deferred revenue of $3,097,000. Such deferred revenue does not require a significant cash outlay for the revenue to be recognized. Total deferred revenue decreased by $824,000, from $4,233,000 at December 31, 2024 to $3,409,000 at December 31, 2025, as a result of the sales mix of products sold. Based on the current products being sold, the Company expects continued decreases in the deferred revenue balance in the foreseeable future. The balance of deferred hardware revenue at December 31, 2025 will continue to be amortized over the months remaining in the three-year period since the hardware’s original date of shipment. Net cash increased during the year ended December 31, 2025 by $2,128,000, with $2,090,000 provided by operating activities, $33,000 used in investing activities, and $71,000 provided by financing activities.

As of March 3, 2026, the Company had cash of $4,131,000 . The Company believes that such cash, plus the cash expected to be generated from operations, will provide sufficient liquidity to finance the corporate activities of Acorn and operating activities of OmniMetrix at their current level of operations for at least the twelve-month period from the issuance of these audited consolidated financial statements. The Company may, at some point, elect to obtain a new line of credit or other source of financing to fund additional investments in the business. If the Company decides to pursue additional financing in the future, it may be in the form of a bank line, a new loan or investment by others, an equity raise by Acorn which could then facilitate a loan by Acorn to OmniMetrix, or any combination thereof. Whether alternative funds, such as third-party loans or investments, will be available at the time and on terms acceptable to Acorn and OmniMetrix cannot be determined at this time.

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

The Company’s trade receivables primarily arise from the sale of our products to a national telecommunications company, independent residential dealers, industrial distributors and dealers, national and regional retailers, equipment distributors, and certain end users with payment terms generally ranging from 30 to 60 days. Certain very large commercial customers have 90-day terms. The Company evaluates the credit risk of a customer when extending credit based on a combination of various financial and qualitative factors that may affect the customer’s ability to pay. These factors include the customer’s financial condition and past payment experience.

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

For the Company, contract assets are subject to review under ASC 326 however, no credit losses on contract assets were incurred.

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

All inventories are periodically reviewed to identify slow-moving and obsolete inventory. Management conducted an assessment and wrote-off inventory valued at $27,000 and $12,000 for the years ended December 31, 2025 and 2024, respectively.

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

Capitalization of Software

The Company capitalizes certain implementation costs incurred in a hosting arrangement that is a service contract to develop or obtain internal-use software. During the year ended December 31, 2024, the Company capitalized internal-use software costs totaling $17,000. There were no such costs capitalized during the year ended December 31,2025.

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

The lease obligation liability was $1,042,000 and $98,000 as of December 31, 2025 and December 31, 2024, respectively.

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

Concentration of Credit Risk

The Company’s financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company’s cash was deposited with a U.S. bank and amounted to $4,454,000 at December 31, 2025. Although this balance exceeds the FDIC insurable limit, the Company does not believe there is a significant risk of non-performance by these counterparties. See Note 12(d) with respect to revenue from significant customers and concentrations of trade accounts receivable.

Financial Instruments

Fair values of financial instruments included in current assets and current liabilities are estimated to approximate their book values, due to the short maturity of such instruments.

Research and Development Expenses

Research and development expenses consist primarily of labor and related expenses and are charged to operations as incurred.

Advertising Expenses

Advertising expenses are charged to operations as incurred. Advertising expense was $9,000 and $18,000 for each of the years ended December 31, 2025 and 2024, respectively, and are included in selling, general and administrative expenses on the consolidated statements of operations.

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the consolidated financial statements based on a determination of the fair value of the stock options. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all employee stock options, the Company recognizes expense over the requisite service period on an accelerated basis over the employee’s requisite service period (generally the vesting period of the equity grant). Stock-based compensation expense is included in selling, general and administrative expenses. The Company’s option pricing model requires the input of assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

Options awarded to purchase shares of common stock issued to non-employees in exchange for services are accounted for as variable awards in accordance with applicable accounting principles. Such options are valued using the Black-Scholes option pricing model when the services are performed.

See Note 9(a) for the assumptions used to calculate the fair value of stock-based employee compensation. Upon the exercise of options, it is the Company’s policy to issue new shares rather than utilizing treasury shares.

Sales Taxes

The Company accrues sales taxes based on determination of which of its products/services are subject to sales tax, and in which states and jurisdictions the tax applies. Further, the Company must determine which of its customers are exempt from the Company charging sales tax because the customer is a reseller or self-assesses and direct pays to states and other jurisdictions on purchases the customer makes from the Company. These determinations contain estimates and are subject to judgment and interpretation by taxing authorities in various states and other jurisdictions, which could result in recognizing materially different amounts in future periods. At December 31, 2025 and December 31, 2024, the amount of such accrual was $26,000 and $36,000, respectively.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are classified as non-current. Valuation allowances are established against deferred tax assets if it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in operations in the period that includes the date of the enactment. See Note 10(d) for discussion around the impacts of the One Big Beautiful Bill of 2025.

As of December 31, 2024, the Company recorded a reduction in the valuation allowance of $4,686,000 that was previously recorded against our deferred tax assets. As of December 31, 2025, the Company recorded a reduction in the valuation allowance of $1,074,000 that was previously recorded against our deferred tax assets. The Company considered all the positive and negative evidence related to the likelihood of realization of the deferred tax assets and determined, based on the weight of available evidence, it is more likely than not that some of the deferred tax assets will be realized. As of December 31, 2025, we believe, based on our projections, that a partial valuation allowance of $10,326,000 is necessary against our deferred tax assets. Management will continue to assess the need for the valuation allowance and will make adjustments when appropriate. In forecasting future taxable income, management’s projections and beliefs are based upon a variety of estimates and numerous assumptions made by our management with respect to, among other things, interest rates, forecasted revenue of the hardware sales and monitoring revenue or revenue streams that could generate sufficient income so that the Company can utilize our net operating loss (NOL) carryforwards and other matters, many of which are difficult to predict, are subject to significant uncertainties and are beyond our control. As a result, there is inherently uncertainty that the estimates and assumptions upon which these projections and beliefs are based will prove to be accurate, that the anticipated results will be realized or that the actual results will not be substantially higher or lower than the Company projected.

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

As of December 31, 2025 and 2024, no interest or penalties were accrued on the consolidated balance sheets related to uncertain tax positions.

During the years ending December 31, 2025 and 2024, the Company had no changes in unrecognized tax benefits or associated interest and penalties as a result of tax positions made during the current or prior periods with respect to its continuing operations.

The Company is subject to U.S. Federal and state income tax. As of December 31, 2025, the Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2022, or for years before 2021 for state income taxes.

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

The combined weighted average number of options and warrants that were excluded from the computation of diluted net income per share, as they had an antidilutive effect, was 7,000 (which have a weighted average exercise price of $17.51) and 3,000 (which had a weighted average exercise price of $11.25) for the years ending December 31, 2025 and 2024, respectively.

The following data represents the amounts used in computing earnings per share and the effect on net income and the weighted average number of shares of dilutive potential common stock (in thousands):

	Year ended December 31,
	2025	2024
Net income attributable to common stockholders	$2,510	$6,294

Weighted average shares outstanding:
Basic	2,496	2,487
Add: Stock options	42	25
Diluted	2,538	2,512

Basic net income per share	$1.01	$2.53
Diluted net income per share	$.99	$2.51

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

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. The Company adopted ASU 2023-09 for the current year and has elected to apply the standard on a prospective basis.

NOTE 3—INVESTMENT IN OMNIMETRIX

The Company owns 99% of the Company’s OMX Holdings, Inc. subsidiary (“Holdings”) and the former CEO of OmniMetrix, LLC owns the remaining 1%.

NOTE 4—ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The Company has historically experienced immaterial write-offs given the nature of the customers that receive credit. As of December 31, 2025, the Company had gross receivables of $892,000 and an allowance for credit losses of $5,000.

	As of December 31,
	2025	2024
	(in thousands)
Accounts Receivable, net, beginning of year	$1,933	$536
Accounts Receivable, net, end of year	$887	$1,933

The following is a tabular reconciliation of the Company’s allowance for credit losses:

	As of December 31,
	2025	2024
	(in thousands)
Balance at beginning of year	$4	$10
(Decrease) increase in provision for credit losses	1	(6)
Balance at end of year	$5	$4

NOTE 5—INVENTORY

	As of December 31,
	2025	2024
	(in thousands)
Raw materials	$702	$405
Finished goods	552	31
	$1,254	$436

At December 31, 2025 and 2024, the Company’s inventory reserve for obsolescence was $6,000 for both periods.

NOTE 6—PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	Estimated Useful Life	As of December 31,
	(in years)	2025	2024
		(in thousands)
Cost:
Computer hardware and software	3 - 5	$721	$724
Equipment	7	141	133
Leasehold improvements	Term of lease	360	356
Intangible asset	Patent term	22	21
		1,244	1,234
Accumulated depreciation and amortization
Computer hardware and software		363	257
Equipment		126	122
Leasehold improvements		354	350
Intangible asset		*	*
		844	729
Property and equipment, net		$400	$505

*	less than $1,000

During the year ended December 31, 2024, the Company wrote off fully depreciated equipment and software with an original cost of $294,000. These assets were no longer in use and had no remaining economic value. The write-off had no impact on the Company’s financial position or results of operations, as the assets were fully depreciated.

Depreciation and amortization in respect of property and equipment amounted to $115,000 and $121,000 for 2025 and 2024, respectively.

NOTE 7—LEASES

OmniMetrix leases office space and office equipment under operating lease agreements. The office lease, originally set to expire on September 30, 2025, was amended on June 20, 2025, to extend the lease term through November 30, 2030. The amendment also includes scheduled increases in monthly base rent and provides for conditional rent abatement for October and November 2025, as well as a tenant improvement allowance of up to $14,000 for qualifying alterations if completed by September 30, 2026. The Company concluded the amendment constitutes a modification event under ASC 842 and the Company reassessed and remeasured the lease. The Company remeasured the lease payments based on the updated lease term, incremental borrowing rate and adjusted the right of use asset and lease liability accordingly. The lease was determined to still represent an operating lease. The 6.0% discount rate used is the estimated incremental borrowing rate when the lease was entered into, which, as defined in ASC 842: Leases, is the rate of interest that a lessee would have had to pay to borrow, on a collateralized basis, over a similar term and in a similar economic environment, an amount equal to the lease payments. Operating lease cost, net of sublease, for the year ended December 31, 2025 and 2024 were $184,000 and $115,000, respectively.

Supplemental cash flow information related to leases consisted of the following (in thousands):

	For the year ended December 31,
	2025	2024
Cash paid for operating lease liabilities	118	129

Supplemental balance sheet information related to leases consisted of the following:

As of December 31, 2025
Weighted average remaining lease terms for operating leases	4.92

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms of more than one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of December 31, 2025 (in thousands):

Year Ended December 31, 2025
2026	$216
2027	239
2028	249
2029	258
2030	246
Total undiscounted cash flows	1,208
Less: Imputed interest	(166)
Present value of operating lease liabilities(a)	$1,042

(a)	Includes current portion of $158,000 for operating leases.

On July 6, 2021, the Company entered into an agreement with King Industrial Realty, Inc. to sublease from the Company 1,900 square feet of the Company’s 21,000 square feet office and production space in the Hamilton Mill Business Park located in Buford, Georgia. This sublease was amended on August 15, 2025 to extend the term through September 30, 2028 and to provide a monthly sublease payment of $3,374 (plus an annual escalator each year of 4%) which includes the base rent plus a pro-rata share of utilities, property taxes and insurance. Fifty percent of any excess rent received above the per square foot amount that the Company pays will be remitted to the Company’s landlord less the allocation of any shared expenses and leasehold improvements specific to the sublease. For the year ended December 31, 2025, after the offset of the investment in leasehold improvements and other expenses related to the sublease, the total amount paid to our landlord under the sublease was $8,295.

Below are the future gross payments expected to be received by the Company under the sublease:

Year ended December 31, 2025
2026	41
2027	42
2028	33
Total undiscounted cash flows	$116

NOTE 8—COMMITMENTS AND CONTINGENCIES

The Company has $1,208,000 in operating lease obligations payable through 2030 and $217,000 in other contractual obligations. The contractual services include $202,000 payable through December 31, 2026 and $15,000 payable through December 31, 2027. The Company also has $434,000 in open purchase order commitments payable through September 30, 2026 of which $272,000 (63%) is to one electronics vendor.

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

At December 31, 2025, 63,235 options were available for grant under the Amended and Restated 2006 Stock Incentive Plan and no options were available for grant under the 2006 Stock Option Plan for Non-Employee Directors. In 2025, 6,900 options were granted which were to directors and executive officers. In 2024, 8,350 options were granted (6,900 to directors and executive officers and 1,450 to other employees). In 2025 and 2024, there were no grants to non-employees (other than the non-employee directors and executive officers). The fair value of the options issued was $119,000 and $53,000 in 2025 and 2024, respectively.

13,257 options were exercised in the year ended December 31, 2025. 7,708 options were exercised in the year ended December 31, 2024. The intrinsic value of options outstanding and of options exercisable at December 31, 2025 was $476,000 and $457,000, respectively. The intrinsic value of options outstanding and of options exercisable at December 31, 2024 was $806,000 and $758,000, respectively.

The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	2025	2024
Risk-free interest rate	4.4%	3.9%
Expected term of options, in years	5.58	4.88
Expected annual volatility	181.8%	195.5%
Expected dividend yield	—%	—%
Determined weighted average grant date fair value per option	$17.27	$6.29

The expected term of the options is the length of time until the expected date of exercising the options. The Company estimated volatility by considering historical stock volatility over the expected term of the option. The risk-free interest rates are based on the U.S. Treasury yields for a period consistent with the expected term. The Company expects no dividends to be paid. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in determining the estimated fair value of the Company’s stock options granted in the years ended December 31, 2025 and 2024. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

(b) Summary Option Information

A summary of the Company’s option plans as of December 31, 2025 and 2024, as well as changes during each of the years then ended, is presented below:

	2025		2024
	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding at beginning of year	70,149	$6.52	71,893	$6.41
Granted at market price	6,900	$17.77	8,350	$6.48
Exercised	(13,257)	$6.62	7,708	$5.28
Cancelled/forfeited/expired	(481)	$5.86	2,386	$7.23
Outstanding at end of year	63,311	$7.73	70,149	$6.52
Exercisable at end of year	61,010	$7.77	66,032	$6.52

Summary information regarding the options outstanding and exercisable at December 31, 2025 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in shares)	(in years)		(in shares)
$3.68 – $7.68	45,524	2.97	$5.63	43,523	$5.63
$9.92 – $13.60	10,887	2.75	$10.13	10,587	$10.03
$17.50 – $17.89	6,900	6.01	$17.77	6,900	$17.77
	63,311			61,010

Stock-based compensation expense included in selling, general and administrative expense in the Company’s consolidated statements of operations was $129,000 and $56,000 for the years ending December 31, 2025 and 2024, respectively.

The total compensation cost related to non-vested awards not yet recognized was $9,000 and $19,000 as of December 31, 2025 and 2024, respectively, for which the weighted average recognition period is 1.23 years

(c) Stock Repurchases

On July 2, 2025, the Company repurchased 843 shares at the July 1, 2025 closing market price of $16.95 per share. These shares were the result of a net exercise of stock options previously granted.

On August 19, 2025, the Company repurchased 70 shares at the August 18, 2025 closing market price of $26.25 per share. These shares were the result of a net exercise of stock options previously granted.

NOTE 10—INCOME TAXES

At each reporting period, the Company considered all the positive and negative evidence related to the likelihood of realization of the deferred tax assets and determined, based on the weight of available evidence, it is more likely than not that some of the deferred tax assets will be realized. As of December 31, 2025 and 2024 the Company recorded $15,513,000 and $15,933,000 of deferred tax assets before valuation allowance, respectively, which was offset by $10,326,000 and $11,400,000 of valuation allowance, respectively. The Company has recorded deferred tax liabilities of $288,000 and $98,000 as of December 31, 2025 and 2024, respectively, which have all been determined to be sources of future taxable income. The reduction of $1,074,000 of the valuation allowance is based on cumulative positive operating results over the prior three-year period and expectations about generating U.S. taxable income in the future. The remaining valuation allowance relates primarily to anticipated expirations of U.S. net operating losses prior to utilization based on our forecasts of future taxable income.

(a) Composition of income before income taxes is as follows (in thousands):

	Year ended December 31,
	2025	2024
Domestic	$2,110	$2,010

Income tax (benefit) expense consists of the following (in thousands):

	Year ended December 31,
	2025	2024
Current:
Federal	$—	$—
State and local	30	123
Current income tax expense	30	123
Deferred:
Federal	(554)	(4,209)
State and local	90	(226)
Deferred income tax expense (benefit)	(464)	(4,435)
Total income tax expense (benefit)	$(434)	$(4,311)

(b) Effective Income Tax Rates

Set forth below is a reconciliation between the federal tax rate and the Company’s effective income tax rates with respect to continuing operations:

	Year ended December 31,
	2025	2025
Statutory Federal rates	$443	21%
Increase (decrease) in income tax rate resulting from:
Nondeductible/nontaxable items
Stock compensation	(32)	(2)%
Other nondeductible/nontaxable items	5	1%
State and local income taxes, net of federal taxes(a)	72	3%
Deferred true-ups	2	—
NOL Expirations	41	2%
Other, net (primarily permanent differences)
Valuation allowance	(965)	(46)%
Effective income tax rates	(434)	(21)%

(a)	For the year ended December 31, 2025, state taxes in the following states listed below made up a majority (greater than 50% of the tax effect of the state and local income taxes, net of federal taxes rate reconciliation line item).

Georgia

North Carolina

Pennsylvania

The rate reconciliation above has been adjusted to be presented in compliance with the guidance under ASU 2023-09. The Company has adopted this guidance on a prospective basis.

As previously disclosed for the year ended December 31, 2024, prior to the adoption of ASU No. 2023-09, the following reconciles the federal tax rate and the Company’s effective income tax rates with respect to continuing operations:

Year ended December 31,
2024
Statutory Federal rates	21%
Increase (decrease) in income tax rate resulting from:
Nondeductible/nontaxable items	0%
State taxes	3%
Rate change	(3)%
Rate change adjustment	—%
Deferred true ups	(2)%
Valuation allowance	(233)%
Effective income tax rates	(214)%

(c) Analysis of Deferred Tax Assets and (Liabilities) (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets (liabilities) consist of the following:
Employee benefits and deferred compensation	$83	$72
Deferred revenue	12	215
Lease liability	232	22
Intangible assets	100	218
Other temporary differences	135	113
Section 174 expenditures	526	440
NOL and capital loss carryforwards	14,425	14,853
Total deferred tax assets	15,513	15,933
Valuation allowance	(10,326)	(11,400)
Net deferred tax asset	5,187	4,533
Right-of-use asset	(215)	(19)
Fixed assets	(73)	(79)
Total deferred tax liabilities	(288)	(98)
Net deferred tax assets	$4,899	$4,435

Valuation allowances relate primarily to NOL carryforwards related to the Company’s consolidated tax losses as well as state tax losses related to the Company’s OmniMetrix subsidiary. During the years ended December 31, 2025 and 2024, the valuation allowance decreased by $1,074,000 and $4,686,000, respectively.

(d) Summary of Tax Loss Carryforwards

As of December 31, 2025, the Company had various NOL carryforwards expiring as follows (in thousands):

Expiration	Federal	State
2026 – 2031*	2,382	—
2032 – 2037	58,149	14,818
Unlimited	4,958	1,877
Total	$65,489	$16,695

*	The utilization of a portion of these NOL carryforwards is limited due to limits on utilizing NOL carryforwards under Internal Revenue Service regulations.

The utilization of the Company’s pre 2012 federal and state net operating losses may be subject to limitation under the Internal Revenue Code, as well as similar state provisions. Such limitations may result in the expiration of those net operating loss (NOL) carryforwards before their utilization. During 2025 the Company completed a Section 382 study and determined that no change of control occurred and the NOLs generated during the period of 2012 – 2024 will not be subject to limitation. Future changes in the Company’s stock ownership, which may be outside of the Company’s control may trigger an “ownership change” which could result in limitations under the Internal Revenue Code.

The Company maintains a valuation allowance against certain deferred tax assets where management has determined it is more-likely-than-not that such assets will not be realized. Any limitation under Section 382 may require the Company to increase its valuation allowance or could otherwise adversely impact the timing of tax benefits recognized in future periods.

On July 4, 2025, the One Big Beautiful Bill was enacted (“OBBBA”), introducing significant and wide-ranging changes to the U.S. federal tax system. Significant components include restoration of 100% accelerated tax depreciation on qualifying property including expansion to cover qualified production property. Another major aspect includes the return to immediate expensing of domestic research and experimental expenditures (“R&E”) which in some cases may include retroactive application back to 2021 for businesses with gross receipts of less than $31 million or accelerated tax deductions of R&E that was previously capitalized for larger businesses. The legislation also reinstates EBITDA-based interest deductions for tax purposes and makes several business tax incentives permanent. Less favorable business provisions include limitations on tax deductions for charitable contributions.

The Company is also subject to certain non-income taxes such as value added taxes, sales taxes, and property taxes. The Company has taken certain positions that management feels, although not free from doubt, should not result in a successful challenge by certain tax authorities.

NOTE 11—RELATED PARTY BALANCES AND TRANSACTIONS

The Company recorded fees to officers of $538,000 for each of the years ended December 31, 2025 and 2024, which is included in selling, general and administrative expenses.

The Company recorded fees to directors of $74,000 for each of the years ended December 31, 2025 and 2024, which is included in selling, general and administrative expenses.

The Company granted 6,900 options (all to directors and executive officers) and 8,350 options (6,900 to directors and executive officers and 1,450 to other employees) in 2025 and 2024, respectively. 13,257 options were exercised in the year ended December 31, 2025. 7,708 options were exercised in the year ended December 31, 2024. See Note 9 for further discussion.

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

NOTE 12—SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

(a) General Information

As of December 31, 2025, the Company continues to operate in two reportable operating segments, PG and CP, both of which are performed through the Company’s OmniMetrix subsidiary. See Note 1, Nature of Operations, for a description of these segments.

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

The following tables represent segmented data for the years ended December 31, 2025 and 2024 (in thousands).

	PG	CP	Total
Year ended December 31, 2025:
Revenues from external customers	$10,741	$737	$11,478
COGS	2,397	266	2,663
Segment gross profit	8,344	471	8,815
R&D expense	1,022	72	1,094
SG&A expense	4,056	296	4,352
Segment operating income	3,266	103	3,369
Interest income, net	110	8	118
Segment income before income taxes	$3,376	$111	$3,487

Year ended December 31, 2024:
Revenues from external customers	$9,882	$1,104	$10,986
COGS	2,548	439	2,987
Segment gross profit	7,334	665	7,999
R&D expense	851	161	1,012
SG&A expense	3,609	421	4,030
Segment operating income	2,874	83	2,957
Interest income, net	64	6	70
Segment income before income taxes	$2,938	$89	$3,027

(c) The following tables represent a reconciliation of the segment data to the consolidated statement of operations and balance sheet data for the years ended and as of December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Total net income before income taxes for reportable segments	$3,487	$3,027
Unallocated cost of corporate headquarters, net of interest income	(1,377)	(1,017)
Consolidated net income before income taxes	$2,110	$2,010

	As of December 31,
	2025	2024
Assets:
Total assets for OmniMetrix subsidiary	$8,294	$5,901
Assets of corporate headquarters	141	260
Deferred tax assets	4,899	4,435
Total consolidated assets	$13,334	$10,596

	Year ended December 31,
	2025	2024
Revenues based on location of customer:
United States	$11,437	$10,955
Other	41	31
	$11,478	$10,986

All of the Company’s long-lived assets are located in the United States.

(d) Revenues and Accounts Receivable Balances from Major Customers (in thousands):

	Invoiced Sales				Accounts Receivable
	2025		2024		2025		2024
Customer	Total	%	Total	%	Balance	%	Balance	%
A	$3,045	28%	$1,843	19%	$374	42%	$1,188	61%

The revenue and accounts receivable of customer A are within the PG segment.

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

The following table disaggregates the Company’s revenue for the years ended December 31, 2025 and 2024 (in thousands):

	HW	Monitoring	Total
Year ended December 31, 2025:
PG Segment	$5,424	$5,317	$10,741
CP Segment	494	243	737
Total Revenue	$5,918	$5,560	$11,478

	HW	Monitoring	Total
Year ended December 31, 2024:
PG Segment	$5,579	$4,303	$9,882
CP Segment	854	250	1,104
Total Revenue	$6,433	$4,553	$10,986

Deferred revenue activity for the year ended December 31, 2025 can be seen in the table below (in thousands):

	HW	Monitoring	Total
Balance at December 31, 2024	$1,124	$3,109	$4,233
Additions during the period	—	5,693	5,693
Recognized as revenue	(956)	(5,561)	(6,517)
Balance at December 31, 2025	$168	$3,241	$3,409

Amounts to be recognized as revenue in the year ending:
December 31, 2026	$168	$2,929	$3,097
December 31, 2027	—	307	307
December 31, 2028 and thereafter	—	5	5
	$168	$3,241	$3,409

The amount of hardware revenue recognized during the year ended December 31, 2025 that was included in deferred revenue at the beginning of the fiscal year was $956,000. The amount of monitoring revenue during the year ended December 31, 2025 that was included in deferred revenue at the beginning of the fiscal year was $2,893,000.

Deferred revenue activity for the year ended December 31, 2024 can be seen in the table below (in thousands):

	HW	Monitoring	Total
Balance at December 31, 2023	$2,965	$2,619	$5,584
Additions during the period	—	5,043	5,043
Recognized as revenue	(1,841)	(4,553)	(6,394)
Balance at December 31, 2024	$1,124	$3,109	$4,233

Reconciliation of Hardware Revenue	2025	2024
Amortization of deferred revenue	$956	$1,841
Sales of custom designed units and related accessories	183	26
Hardware sales under the Material Contract	2,293	1,637
Hardware sales	1,944	2,378
Other accessories, services, shipping and miscellaneous charges	542	551
Total hardware revenue	$5,918	$6,433

Deferred charges relate only to the sale of HW. Deferred charges activity for the year ended December 31, 2025 can be seen in the table below (in thousands):

Balance at December 31, 2024	$476
Additions during the period	—
Recognized as cost of sales	(406)
Balance at December 31, 2025	$70

Amounts to be recognized as cost of sales in the year ending:
December 31, 2026	$70

Deferred charges relate only to the sale of HW. Deferred charges activity for the year ended December 31, 2024 can be seen in the table below (in thousands):

Balance at December 31, 2023	$1,285
Additions during the period	—
Recognized as cost of sales	(809)
Balance at December 31, 2024	$476

The following table provides a reconciliation of the Company’s sales commissions contract assets for the year ended December 31, 2025 (in thousands):

	HW	Monitoring	Total
Balance at December 31, 2024	$104	$124	$228
Additions during the period	—	84	84
Amortization of sales commissions	(88)	(60)	(148)
Balance at December 31, 2025	$16	$148	$164

The capitalized sales commissions are included in other current assets ($76,000) and other assets ($88,000) in the Company’s Consolidated Balance Sheet at December 31, 2025.

Amounts to be recognized as sales commissions expense in the year ending:
December 31, 2026	$76
December 31, 2027	45
December 31, 2028 and thereafter	43
$164

The following table provides a reconciliation of the Company’s sales commissions contract assets for the year ended December 31, 2024 (in thousands):

	HW	Monitoring	Total
Balance at December 31, 2023	$268	$96	$364
Additions during the period	—	73	73
Amortization of sales commissions	(164)	(45)	(209)
Balance at December 31, 2024	$104	$124	$228

The capitalized sales commissions are included in other current assets ($137,000) and other assets ($91,000) in the Company’s Consolidated Balance Sheets at December 31, 2024.

NOTE 14—SUBSEQUENT EVENTS

On January 1, 2026, the Company entered into a strategic technology partnership with AIO Systems, Ltd. to expand the Company’s infrastructure asset management technology offerings for cell towers, data centers, and utility assets in North America. Under the agreement, the Company has exclusive rights to market, distribute, integrate, and sell AIO’s cloud-based monitoring and analytics solutions under the OmniMetrix brand in the United States, Canada, and Mexico, significantly expanding the Company’s product portfolio and addressable market. The partnership leverages AIO’s globally-deployed technology and provides for shared Software-as-a-Solution (SaaS) and monitoring revenues, with Acorn expecting a phased rollout and limited near-term revenue contribution as integration and market expansion efforts progress.

On January 19, 2026, 50,000 options, 25,000 each, were issued to the CEO and CFO with an exercise price of $19.02 and that vest in equal increments on January 19, 2026 and subsequently on the first day of each quarter for eleven quarters commencing on April 1, 2026 with a fair value of $912,000 . On January 19, 2026, 12,500 options in the aggregate were issued to directors with an exercise price of $19.02 and that vest in equal increments on January 19, 2026, April 1, 2026, July 1, 2026 and October 1, 2026 with a fair value of $228,000  in the aggregate.

On February 4, 2026, 1,875 options, in the aggregate, previously issued to board members and that were set to expire on February 5, 2026 were exercised at an exercise price of $4.96/share.

