Form 10-Q
period 2026-03-31
ACORN ENERGY, INC.
filed 2026-05-07
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2026
Common Stock, $0.01 par value per share	2,508,258

ACORN ENERGY, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended March 31, 2026

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

PART I

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of March 31, 2026	As of December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$4,257	$4,454
Accounts receivable, net	840	887
Inventory	1,196	1,254
Other current assets	225	267
State income tax receivable	51	21
Deferred cost of goods sold (COGS)	25	70
Total current assets	6,594	6,953
Property and equipment, net	364	383
Intangibles, net	266	17
Right-of-use assets, net	921	963
Other assets	112	119
Deferred tax assets	4,871	4,899
Total assets	$13,128	$13,334
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$213	$306
Accrued expenses	140	171
Deferred revenue	2,934	3,097
Current operating lease liabilities	163	158
Other current liabilities	29	46
State income tax payable	—	18
Total current liabilities	3,479	3,796
Long-term liabilities:
Deferred revenue	335	312
Noncurrent operating lease liabilities	838	884
Other long-term liabilities	27	26
Total liabilities	4,679	5,018
Commitments and contingencies (Note 8)
Equity: Acorn Energy, Inc. stockholders
Common stock - $0.01 par value per share: Authorized - 42,000,000 shares; issued - 2,557,937 at March 31, 2026 and 2,555,717 at December 31, 2025; outstanding - 2,506,846 at March 31, 2026 and 2,504,626 at December 31, 2025	25	25
Additional paid-in capital	103,828	103,621
Accumulated stockholders’ deficit	(92,421)	(92,344)
Treasury stock, at cost – 51,091 shares at March 31, 2026 and December 31, 2025	(3,052)	(3,052)
Total Acorn Energy, Inc. stockholders’ equity	8,380	8,250
Non-controlling interests	69	66
Total equity	8,449	8,316
Total liabilities and equity	$13,128	$13,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended March 31,
	2026	2025

Revenue	$2,227	$3,098
COGS	442	772
Gross profit	1,785	2,326
Operating expenses:
Research and development (R&D) expenses	255	291
Selling, general and administrative (SG&A) expenses	1,659	1,431
Total operating expenses	1,914	1,722
Operating (loss) income	(129)	604
Interest income, net	31	24
(Loss) income before income taxes	(98)	628
(Benefit from) provision for income taxes	(25)	154
Net (loss) income	(73)	474
Non-controlling interest share of income	(4)	(10)
Net (loss) income attributable to Acorn Energy, Inc. stockholders	$(77)	$464

Basic and diluted net (loss) income per share attributable to Acorn Energy, Inc. stockholders:
Net (loss) income per share attributable to Acorn Energy, Inc. stockholders – basic and diluted	$(0.03)	$0.19
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. stockholders – basic and diluted:
Basic	2,506	2,491
Diluted	2,506	2,498

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED) (IN THOUSANDS)

	Three Months Ended March 31, 2026
	Number of Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Stockholders’ Equity	Non- controlling interests	Total Equity
Balances as of December 31, 2025	2,505	$25	$103,621	$(92,344)	51	$(3,052)	$8,250	$66	$8,316
Net loss	—	—	—	(77)	—	—	(77)	4	(73)
Exercise of stock options	2	*	10	—	—	—	10	—	10
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	197	—	—	—	197	—	197
Balances as of March 31, 2026	2,507	$25	$103,828	$(92,421)	51	$(3,052)	$8,380	$69	$8,449

	Three Months Ended March 31, 2025
	Number of Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Stockholders’ Equity	Non- controlling interests	Total Equity
Balances as of December 31, 2024	2,491	$25	$103,405	$(94,854)	50	$(3,036)	$5,540	$36	$5,576
Net income	—	—	—	464	—	—	464	10	474
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	61	—	—	—	61	—	61
Balances as of March 31, 2025	2,491	$25	$103,466	$(94,390)	50	$(3,036)	$6,065	$45	$6,110

*	less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (IN THOUSANDS)

	Three months ended March 31,
	2026	2025
Cash flows provided by operating activities:
Net (loss) income	$(73)	$474
Depreciation and amortization	30	30
Deferred income tax benefit	28	125
Increase (decrease) in the provision for credit losses	1	(1)
Non-cash lease expense	58	32
Stock-based compensation	197	61
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	46	(126)
Decrease (increase) in inventory	58	(484)
Decrease in deferred COGS	45	135
Decrease in other current assets and other assets	49	17
(Increase) decrease in state income tax receivable	(30)	10
Decrease in deferred revenue	(140)	(278)
Decrease in operating lease liability	(57)	(37)
(Decrease) increase in state income tax payable	(18)	15
(Decrease) increase in accounts payable, accrued expenses, other current liabilities and non-current liabilities	(141)	298
Net cash provided by operating activities	53	271

Cash flows used in investing activities:
Equipment and trade show booth purchases	(3)	(6)
Payment for exclusive distribution and commercialization rights	(250)	—
Investments in technology	(7)	—
Net cash used in investing activities	(260)	(6)

Cash flows provided by financing activities:
Stock option exercise proceeds	10	—
Net cash provided by financing activities	10	—

Net (decrease) increase in cash	(197)	265
Cash at the beginning of the period	4,454	2,326
Cash at the end of the period	$4,257	$2,591

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$—	$4
Non-cash investing and financing activities:
Accrued preferred dividends to former CEO of OmniMetrix	$1	$1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

NOTE 1— BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. (“Acorn”) and its subsidiaries, OmniMetrix, LLC (“OmniMetrix”) and OMX Holdings, Inc. (collectively, with Acorn and OmniMetrix, “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The December 31, 2025 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

All dollar amounts, except per share data, are rounded to the nearest thousand; thus, they are approximate.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 5, 2026.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company’s cash was deposited with a U.S. bank and amounted to $4,257,000 at March 31, 2026. The Company does not believe there is a significant risk of non-performance by its counterparties. For the three-month period ended March 31, 2026, there was one customer that represented 10% of the Company’s total invoiced revenue. At March 31, 2026, the Company had one customer that represented 28% of our total accounts receivable due by June 30, 2026 based on the customer’s payment terms. The customer with this concentration of both invoiced revenue and accounts receivable is the customer under a material contract that was executed in June 2024. Approximately 42% of the accounts receivable at December 31, 2025 was due from this customer which was subsequently collected in full. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base. Although we do not believe there is significant risk of non-performance by these counterparties, any failures or defaults on their part could negatively impact the value of our financial instruments and could have a material adverse effect on our business, operations or financial condition.

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

Management conducted an assessment and determined there was no inventory write-off necessary for the three-month periods ended March 31, 2026 and 2025.

Intangibles

The Company’s intangible assets are subject to amortization and are amortized over the estimated useful life in proportion to the economic benefits received. The Company evaluates the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

Revenue Recognition

The Company’s revenue recognition policy is consistent with applicable revenue recognition guidance and interpretations. The core principle of ASC 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASC 606 defines a five-step process to achieve this core principle, which includes: (1) identifying contracts with customers, (2) identifying performance obligations within those contracts, (3) determining the transaction price, (4) allocating the transaction price to the performance obligation in the contract, which may include an estimate of variable consideration, and (5) recognizing revenue when or as each performance obligation is satisfied. The Company assesses whether payment terms are customary or extended in accordance with normal practice relative to the market in which the sale is occurring. The Company’s sales arrangements generally include standard payment terms. These terms effectively relate to all customers, products, and arrangements regardless of customer type, product mix or arrangement size. See Note 12, Revenue, for further discussion.

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

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for incomes taxes. During the year ended December 31, 2025, the Company recorded a reduction in the valuation allowance of $1,074,000 that was previously recorded against our deferred tax assets. During the three months ended March 31, 2026, there was no change in the valuation allowance. As of December 31, 2025 and March 31, 2026, we believe, based on our projections, that a partial valuation allowance of $10,326,000 is necessary against our deferred tax assets. Management will continue to assess the need for the valuation allowance and will make adjustments when appropriate. Management’s projections and beliefs are based upon a variety of estimates and numerous assumptions made by our management with respect to, among other things, interest rates, forecasted revenue of the hardware sales and monitoring revenue or revenue streams that could generate sufficient income so that the Company can utilize our net operating loss (NOL) carryforwards and other matters, many of which are difficult to predict, are subject to significant uncertainties and are beyond our control. As a result, there is inherently uncertainty that the estimates and assumptions upon which these projections and beliefs are based will prove to be accurate, that the anticipated results will be realized or that the actual results will not be substantially higher or lower than the Company projected.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited condensed consolidated statements of operations. No accrued interest or penalties were required to be included in the related tax liability line in the unaudited condensed consolidated balance sheet as of March 31, 2026 and in the consolidated balance sheet as of December 31, 2025.

Basic and Diluted Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing the net (loss) income attributable to Acorn Energy, Inc. by the weighted average number of shares outstanding during the period, excluding treasury stock. Diluted net (loss) income per share is computed by dividing the net (loss) income by the weighted average number of shares outstanding plus the dilutive potential of common shares which would result from the exercise of stock options and warrants. The dilutive effects of stock options are excluded from the computation of diluted net (loss) income per share if doing so would be antidilutive.

The combined weighted average number of options that were excluded from the computation of diluted income per share, as they had an antidilutive effect, was 112,000 (which have a weighted average exercise price of $12.79) and 7,000 (which had a weighted average exercise price of $17.51) for the three-month periods ended March 31, 2026 and 2025, respectively.

The following data represents the amounts used in computing (loss) earnings per share and the effect on net (loss) income and the weighted average number of shares of dilutive potential common stock (in thousands, except per share data):

	Three months ended March 31,
	2026	2025
Net (loss) income attributable to common stockholders	$(77)	$464

Weighted average shares outstanding:
-Basic	2,506	2,491
Add: Stock options	—	7
-Diluted	2,506	2,498

Basic and diluted net income per share	$(0.03)	$0.19

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

Although the Company qualifies as a public business entity and is therefore not eligible for the accounting policy election, the Company evaluated the practical expedient and determined that it did not have a material impact on its consolidated financial statements upon adoption effective January 1, 2026.

NOTE 3—LIQUIDITY

The Company expects that its existing cash as of March 31, 2026 of $4,257,000 will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these financial statements.

At March 31, 2026, the Company had working capital of $3,115,000. Its working capital includes $4,257,000 of cash and deferred revenue of $2,934,000. Such deferred revenue does not require a significant cash outlay for the revenue to be recognized. Total deferred revenue decreased by $140,000, from $3,409,000 at December 31, 2025 to $3,269,000 at March 31, 2026, as a result of the sales mix of products sold. Based on the current products being sold, the Company expects continued decreases in the deferred revenue balance in the foreseeable future (see Note 12, Revenue). The balance of deferred hardware revenue at March 31, 2026 will continue to be amortized over the months remaining in the three-year period since the hardware’s original date of shipment. Net cash decreased during the three-month period ended March 31, 2026 by $197,000, with $53,000 provided by operating activities, $260,000 used in investing activities of which $250,000 was the payment pursuant to the technology partnership agreement executed January 1, 2026, and $10,000 provided by financing activities.

NOTE 4—ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The Company has historically experienced immaterial write-offs given the nature of the customers that receive credit. As of March 31, 2026, the Company had gross receivables of $846,000 and an allowance for credit losses of $6,000.

	For the three months ended March 31, 2026	For the year ended December 31, 2025
	(in thousands)
Accounts Receivable, net, beginning of period	$887	$1,933
Accounts Receivable, net, end of period	$840	$887

The following is a tabular reconciliation of the Company’s allowance for credit losses:

	For the three months ended March 31, 2026	For the year ended December 31, 2025
	(in thousands)
Balance at beginning of period	$5	$4
Increase in provision for credit losses	1	1
Balance at end of period	$6	$5

NOTE 5—INVENTORY

	As of
	March 31, 2026	December 31, 2025
	(in thousands)
Raw materials	$1,108	$702
Finished goods	88	552
	$1,196	$1,254

At March 31, 2026 and December 31, 2025, the Company’s inventory reserve for obsolescence was $6,000.

NOTE 6—INTANGIBLES, NET

On January 1, 2026, OmniMetrix entered into a Technology Partnership Agreement (the “AIO Agreement”) with AIO Systems Ltd., an Israeli technology company (“AIO”). Under the AIO Agreement, OmniMetrix obtained the exclusive right to market, distribute, integrate, and sell AIO’s centralized monitoring and management related products and services. The Company evaluated payment and concluded that the payment represents consideration for the acquisition of identifiable intangible rights and deliverables, principally consisting of (i) the exclusive distribution rights granted in the Territory, as defined in the AIO Agreement, and (ii) the contractually required market-readiness deliverables.

The AIO Agreement has been classified as a finite-lived intangible asset and will be amortized on a straight-line basis over its estimated useful life of five (5) years, which corresponds to the minimum contractual performance period of the AIO Agreement. Amortization will commence when the asset is available for its intended use, which the Company has determined to be the date AIO completes installation of the operational demonstration unit which occurred on April 24, 2026. This is the date on which OmniMetrix is first able to commence its commercialization activities under the AIO Agreement. There was no amortization expense related to the intangible asset in the three months period ended March 31, 2026.

Patents are amortized over the patent term which on average is twenty years.

	Estimated	As of
	Useful Life (in years)	March 31, 2026	December 31, 2025
		(in thousands)
Cost:
Exclusive distribution and commercialization rights	5	$250	$—
Patents	Patent term	22	22
		272	22
Accumulated depreciation and amortization
Exclusive distribution and commercialization rights		—
Patents		6	5
		6	5
Intangibles, net		$266	$17

Estimated future amortization expense will be presented in the table below in subsequent periodic reports following the placed-in-service date:

Year ended March 31,
2027	51
2028	51
2029	51
2030	51
2031	51
Thereafter	11
Total	$266

NOTE 7—LEASES

OmniMetrix leases office space and office equipment under operating lease agreements. The office lease, originally set to expire on September 30, 2025, was amended on June 20, 2025, to extend the lease term through November 30, 2030. The amendment also includes scheduled increases in monthly base, as well as a tenant improvement allowance of up to $14,000 for qualifying alterations if completed by September 30, 2026. The Company concluded the amendment constitutes a modification event under ASC 842 and the Company reassessed and remeasured the lease. The Company remeasured the lease payments based on the updated lease term, incremental borrowing rate and adjusted the right of use asset and lease liability accordingly. The lease was determined to still represent an operating lease. Operating lease payments for the three-month periods ended March 31, 2026 and 2025 was $57,000 and $32,000. The present value of future minimum lease payments on non-cancelable operating leases as of March 31, 2026 using a discount rate of 6.0% is $1,001,000. The 6.0% discount rate used is the incremental borrowing rate (established at the commencement of the lease), which, as defined in ASC 842: Leases, is the rate of interest that a lessee would have to pay to borrow, on a collateralized basis, over a similar term and in a similar economic environment, an amount equal to the lease payments.

Supplemental cash flow information related to leases consisted of the following (in thousands):

	For the three months ending March 31,
	2026	2025
Cash paid for operating lease liabilities	$57	$32

Supplemental balance sheet information related to leases consisted of the following:

As of March 31, 2026
Weighted average remaining lease terms for operating leases	4.67

The table below reconciles the undiscounted future minimum lease payments under non-cancellable lease agreements having initial terms of more than one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of March 31, 2026 (in thousands):

Year ended March 31,
2027	218
2028	242
2029	251
2030	261
2031	179
Total undiscounted cash flows	$1,151
Less: Imputed interest	(150)
Present value of operating lease liabilities (a)	$1,001

(a)	Includes current portion of $163,000 for operating leases.

On July 6, 2021, the Company entered into an agreement with King Industrial Realty, Inc., to sublease from the Company 1,900 square feet of office space of the Company’s 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia. This sublease was amended on August 15, 2025 to extend the term through September 30, 2028 and to provide a monthly sublease payment of $3,374 (plus an annual escalator each year of 4%) which includes the base rent plus a pro-rata share of utilities, property taxes and insurance. Fifty percent of any excess rent received above the per square foot amount that the Company pays is remitted to the Company’s landlord less the allocation of any shared expenses and leasehold improvements specific to the sublease. For the three-month period ended March 31, 2026, after the offset of investment in leasehold improvements and other expenses related to the sublease, the total amount paid to our landlord under the sublease was $1,672.

Below are the future gross payments expected to be received by the Company under the sublease (in thousands):

Year ended March 31,
2027	41
2028	43
2029	22
Total undiscounted cash flows	$106

NOTE 8—COMMITMENTS AND CONTINGENCIES

The Company has $1,151,000 in operating lease obligations payable through 2030 and $603,000 in other contractual obligations which includes purchase commitments, contractual services and software license agreements. The contractual services include $220,000 payable through March 31, 2027. The software license agreements of $16,000 are all payable through March 31, 2027. The Company also has $367,000 in open purchase order commitments payable through September 20, 2026 of which $272,000 (74%) is to one electronics vendor.

As it relates to the AIO Agreement described in Note 6, the Company has commitments to share a defined portion of monitoring and SaaS-related revenue generated under the agreement with AIO The Company is obligated to remit to AIO a share of (i) the Company’s revenue from ongoing monitoring contracts utilizing AIO’s products, net of data, communication, cloud server, and billing costs, and (ii) the Company’s revenue from SaaS arrangements involving AIO’s products, net of the cost of products sold, installation costs, and other directly attributable costs. The applicable share is initially 50%, and is reduced to 43% once cumulative amounts paid to AIO under this provision exceed $2.0 million, and further reduced to 34% once cumulative amounts paid exceed $4.0 million. Amounts due are to be calculated and remitted on a quarterly basis.

NOTE 9—STOCKHOLDERS’ EQUITY

(a) General

At March 31, 2026, Acorn had 2,557,937 shares issued and 2,506,846 shares outstanding of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company.

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

At March 31, 2026, 735 options were available for grant under the Amended and Restated 2006 Stock Incentive Plan, and no options were available for grant under the 2006 Stock Option Plan for Non-Employee Directors. During the three-month period ended March 31, 2026, 62,500 options were issued. The options were issued as follows: an aggregate of 12,500 to directors (excluding the CEO), 25,000 to the CEO and 25,000 to the CFO. In the three-month period ended March 31, 2026, there were no grants to non-employees (other than the directors, CEO and CFO).

During the three-month period ended March 31, 2026, 2,220 options were exercised. The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2025	63,311	$7.73	3.3 years	$476,000
Granted	62,500	19.02
Exercised	(2,220)	4.99
Outstanding at March 31, 2026	123,591	$13.49	5.0 years	$556,000
Exercisable at March 31, 2026	67,038	$9.05	3.5 years	$543,000

The fair value of the options granted during the three-month period ended March 31, 2026 was estimated to be $841,000 on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	3.86%
Expected term of options	5.5 years
Expected annual volatility	83.8%
Expected dividend yield	—%

(c) Stock Option Compensation Expense

Stock option compensation expense included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations was $197,000 and $61,000 for the three-month periods ended March 31, 2026 and 2025, respectively.

The total compensation cost related to non-vested awards not yet recognized was $653,000 as of March 31, 2026 which will be recognized over the next eleven quarters.

NOTE 10— INCOME TAXES

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

For the three months ended March 31, 2026 and March 31, 2025, the Company recognized net income tax benefit of $25,000 and income tax expense of $154,000, respectively. The effective tax rate for the three months ended March 31, 2026 and March 31, 2025 was 25.8% and 24.6%.

The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% for the three months ended March 31, 2026 was primarily due to state income taxes where the Company operates.   The Company did not have any unrecognized tax benefits as of March 31, 2026 or December 31, 2025.

The Company files a consolidated U.S. income tax return and tax returns in certain state and local jurisdictions. As of March 31, 2026, the Company is no longer subject to federal examination for years before 2022, or for years before 2021 for state income taxes. However, our tax attribute carryforwards from closed tax years may be subject to examination to the extent utilized in an open tax year. The Company does not expect that our unrecognized tax benefits will change within the next twelve months due to statute of limitation lapses.

NOTE 11— SEGMENT REPORTING

(a) General Information

As of March 31, 2026, the Company operates in three reportable operating segments, each of which is performed through the Company’s OmniMetrix subsidiary:

●	Power Generation (“PG”). OmniMetrix’s PG services provide wireless remote monitoring and control systems and Internet of Things (“IoT”) applications for commercial/industrial and residential power generation equipment. In 2025, the Company launched the Omni family of products—the OmniPro commercial monitor and the Omni residential monitor—built on a new proprietary common communications core called the OCOM, a platform designed to enhance connectivity, reliability and performance in remote monitoring systems. These products are replacing the Company’s legacy TrueGuard and AIRGuard product lines, offering enhanced flexibility, expandability, and improved connectivity with easier installation. OmniMetrix also offers the Smart Annunciator product for commercial customers who require a visual representation of generator status via a touchscreen display.

●	Cathodic Protection (“CP”). OmniMetrix’s CP services provide remote monitoring and control products for cathodic protection systems on gas pipelines serving the gas utilities market and pipeline operators. The CP product lineup includes solutions to remotely monitor and control rectifiers, test stations and bonds. In 2025, the Company launched the RADex, an OCOM-based expansion of the Company’s RAD™ (Remote AC Mitigation Disconnect) that adds cathodic protection measurements while retaining the ability to remotely disconnect/connect AC mitigation tools on solid-state decouplers, reducing expense and increasing employee safety.

●	Infrastructure Solutions (“IS”). OmniMetrix’s IS services provide smart infrastructure monitoring hardware, software and solutions for telecommunications, energy and data center infrastructure asset management in the North American market. Under a Technology Partnership Agreement effective January 1, 2026 with AIO Systems Ltd. (“AIO”), an Israel-based technology company, OmniMetrix has the exclusive right to market, distribute, integrate and sell, on a white-label basis, AIO’s IoT monitoring controllers, sensors, power management devices, security products, environmental monitoring equipment, and a cloud-based Management-of-Management (MOM) platform that provides centralized monitoring, alerting, ticketing and workflow orchestration for telecommunications towers, energy sites and data centers. Revenue in the IS segment is expected to be derived from hardware product sales, recurring monitoring service contracts and other bundled arrangements. The IS segment had no revenue for the three months ended March 31, 2026 as operations were in the pre-revenue stage.

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

The following tables represent segmented data for the three-month periods ended March 31, 2026 and 2025 (in thousands):

	PG	CP	IS	Total
Three months ended March 31, 2026:
Revenues from external customers	$2,083	$144	$—	$2,227
COGS	402	40	—	442
Segment gross profit	1,681	104	—	1,785
R&D expense	232	23	—	255
SG&A expense	987	98	50	1,135
Segment operating income (loss)	462	(17)	(50)	395
Interest income, net	28	2	—	30
Segment income (loss) before income taxes	$490	$(15)	$(50)	$425

	PG	CP	IS	Total
Three months ended March 31, 2025:
Revenues from external customers	$2,887	$211	$—	$3,098
COGS	697	75	—	772
Segment gross profit	2,190	136	—	2,326
R&D expense	271	20	—	291
SG&A expense	954	70	—	1,024
Segment operating income	965	46	—	1,011
Interest income, net	22	1	—	23
Segment income before income taxes	$987	$47	$—	$1,034

Reconciliation of Segment Net Income to Consolidated Net Income Before Income Taxes

	Three months ended March 31,
	2026	2025
	$
Total net income before income taxes for reportable segments	$425	$1,034
Unallocated cost of corporate headquarters, net of interest income	(523)	(406)
Consolidated net (loss) income before income taxes	$(98)	$628

NOTE 12—REVENUE

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

The following table disaggregates the Company’s revenue for the three-month periods ended March 31, 2026 and 2025 (in thousands):

	Hardware	Monitoring	Total
Three months ended March 31, 2026:
PG Segment	$725	$1,358	$2,083
CP Segment	85	59	144
Total Revenue	$810	$1,417	$2,227

	Hardware	Monitoring	Total
Three months ended March 31, 2025:
PG Segment	$1,681	$1,206	$2,887
CP Segment	148	63	211
Total Revenue	$1,829	$1,269	$3,098

The IS segment had no revenue for the three months ended March 31, 2026 as operations were in the pre-revenue stage.

Deferred revenue activity for the three-month period ended March 31, 2026 can be seen in the table below (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2025	$168	$3,241	$3,409
Additions during the period	—	1,387	1,387
Recognized as revenue	(110)	(1,417)	(1,527)
Balance at March 31, 2026	$58	$3,211	$3,269

Amounts to be recognized as revenue in the twelve-month-period ending:
March 31, 2027	$58	$2,876	$2,934
March 31, 2028	—	321	321
March 31, 2029 and thereafter	—	14	14
	$58	$3,211	$3,269

The amount of hardware revenue recognized during the three-month period ended March 31, 2026 that was included in deferred revenue at the beginning of the fiscal year was $110,000. The amount of monitoring revenue during the three-month period ended March 31, 2026 that was included in deferred revenue at the beginning of the fiscal year was $1,255,000.

The following table provides a reconciliation of the Company’s hardware revenue for the three-month periods ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
Reconciliation of Hardware Revenue	2026	2025
Amortization of deferred revenue	$110	$315
Sales of custom designed units and related accessories	19	58
Hardware sales	556	1,352
Other accessories, services, shipping and miscellaneous charges	125	104
Total hardware revenue	$810	$1,829

Deferred COGS relate only to the sale of equipment. Deferred COGS activity for the three-month period ended March 31, 2026 can be seen in the table below (in thousands):

Balance at December 31, 2025	$70
Additions, net of adjustments, during the period	—
Recognized as COGS	(45)
Balance at March 31, 2026	$25

Amounts to be recognized as COGS in the twelve-month-period ending:
March 31, 2027	$25

The following table provides a reconciliation of the Company’s COGS expense for the three-month periods ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
Reconciliation of COGS Expense	2026	2025
Amortization of deferred COGS	$45	$135
COGS of custom designed equipment sold with no monitoring	5	16
COGS of hardware sales	245	469
Data costs for monitoring	84	74
Other COGS of accessories, services, shipping and miscellaneous charges	63	78
Total COGS expense	$442	$772

The following table provides a reconciliation of the Company’s sales commissions contract assets for the three-month period ended March 31, 2026 (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2025	$16	$148	$164
Additions during the period	—	9	9
Amortization of sales commissions	(10)	(17)	(27)
Balance at March 31, 2026	$6	$140	$146

The capitalized sales commissions are included in other current assets ($64,000) and other assets ($82,000) in the Company’s unaudited condensed consolidated balance sheet at March 31, 2026. The capitalized sales commissions are included in other current assets ($76,000) and other assets ($88,000) in the Company’s condensed consolidated balance sheet at December 31, 2025.

Amounts to be recognized as sales commission expense in the twelve-month-period ending (in thousands):

March 31, 2027	$64
March 31, 2028	44
March 31, 2029 and thereafter	38
$146

NOTE 13—RELATED PARTY BALANCES AND TRANSACTIONS

Officer and Director Fees

The Company recorded consulting service fees to officers of $165,000 and $134,000 for the three-month periods ended March 31, 2026 and 2025, respectively, which is included in selling, general and administrative expenses.

The Company recorded fees to directors of $18,500 for both three-month periods ended March 31, 2026 and 2025, respectively, which is included in selling, general and administrative expenses.

NOTE 14—SUBSEQUENT EVENTS

On April 1, 2026, 1,412 options, in the aggregate, previously issued to employees and that were set to expire on April 1, 2026 were exercised at an exercise price of $5.12/share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains “forward-looking statements” relating to the Company which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipate”, “intend”, “could”, “estimate” or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and the Company’s competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, or any of the other risks set out under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 occur, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

	Three months ended March 31, 2026
	OmniMetrix	Acorn	Total
Revenue	$2,227	$—	$2,227
Cost of sales	442	—	442
Gross profit	1,785	—	1,785
Gross profit margin	80%		80%
R&D expense	255	—	255
SG&A expense	1,135	524	1,659
Operating income (loss)	$395	$(524)	$(129)

	Three months ended March 31, 2025
	OmniMetrix	Acorn	Total
Revenue	$3,098	$—	$3,098
Cost of sales	772	—	772
Gross profit	2,326	—	2,326
Gross profit margin	75%		75%
R&D expense	291	—	291
SG&A expense	1,024	407	1,431
Operating income (loss)	$1,011	$(407)	$604

BACKLOG

As of March 31, 2026, OmniMetrix had a backlog of $3,269,000, comprised of deferred revenue, of which $2,934,000 is expected to be recognized as revenue in the next twelve months. This compares to a backlog of $3,955,000 at March 31, 2025.

RECENT DEVELOPMENTS

On January 1, 2026, Acorn Energy entered into an agreement with AIO Systems, Ltd. to expand Acorn’s infrastructure asset management technology offerings for cell towers, data centers, and utility assets in North America. Under the agreement, Acorn has exclusive rights to market, distribute, integrate, and sell AIO’s cloud-based monitoring and analytics solutions under the OmniMetrix brand in the United States, Canada, and Mexico, significantly expanding Acorn’s product portfolio and addressable market. The partnership leverages AIO’s globally-deployed technology and provides for shared equipment and monitoring revenues, with Acorn expecting a phased rollout and limited near-term revenue contribution as integration and market expansion efforts progress.

OVERVIEW AND TREND INFORMATION

Acorn Energy, Inc. (“Acorn” or “the Company”) is a holding company focused on technology-driven solutions for energy infrastructure asset management. We provide the following services and products through our OmniMetrixTM, LLC (“OmniMetrix”) subsidiary:

●	Power Generation (“PG”). OmniMetrix’s PG services provide wireless remote monitoring and control systems and Internet of Things (“IoT”) applications for commercial/industrial and residential power generation equipment. In 2025, we launched the Omni family of products—the OmniPro commercial monitor and the Omni residential monitor—built on a new proprietary common communications core called the OCOM, a platform designed to enhance connectivity, reliability and performance in remote monitoring systems. These products are replacing our legacy TrueGuard and AIRGuard product lines, offering enhanced flexibility, expandability, and improved connectivity with easier installation. OmniMetrix also offers the Smart Annunciator product for commercial customers who require a visual representation of generator status via a touchscreen display.

●	Cathodic Protection (“CP”). OmniMetrix’s CP services provide remote monitoring and control products for cathodic protection systems on gas pipelines serving the gas utilities market and pipeline operators. The CP product lineup includes solutions to remotely monitor and control rectifiers, test stations and bonds. In 2025, we launched the RADex, an OCOM-based expansion of our RAD™ (Remote AC Mitigation Disconnect) that adds cathodic protection measurements while retaining the ability to remotely disconnect/connect AC mitigation tools on solid-state decouplers, reducing expense and increasing employee safety.

●	Infrastructure Solutions (“IS”). OmniMetrix’s IS services provide smart infrastructure monitoring hardware, software and solutions for telecommunications, energy and data center infrastructure asset management in the North American market. Under a Technology Partnership Agreement effective January 1, 2026 with AIO Systems Ltd. (“AIO”), an Israel-based technology company, OmniMetrix has the exclusive right to market, distribute, integrate and sell, on a white-label basis, AIO’s IoT monitoring controllers, sensors, power management devices, security products, environmental monitoring equipment, and a cloud-based Management-of-Management (MOM) platform that provides centralized monitoring, alerting, ticketing and workflow orchestration for telecommunications towers, energy sites and data centers. Revenue in the IS segment is expected to be derived from hardware product sales, recurring monitoring service contracts and other bundled arrangements. The IS segment had no revenue for the three months ended March 31, 2026 as operations were in the pre-revenue stage.

Each of our PG, CP and IS activities represents a reportable segment. The following analysis should be read together with the segment and revenue information provided in Notes 11 and 12 to the unaudited condensed consolidated financial statements included in this quarterly report.

OmniMetrix

OmniMetrix is a Georgia limited liability company based in Buford, Georgia that develops and markets wireless remote monitoring and control systems and services for multiple markets in the IoT ecosystem: critical assets (including stand-by power generators, pumps, pumpjacks, light towers, turbines, compressors, and other industrial equipment) as well as cathodic protection for the pipeline industry (gas utilities and pipeline companies). Acorn owns 99% of OmniMetrix with 1% owned by the former CEO of OmniMetrix.

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

OmniMetrix sells monitoring hardware devices and data monitoring services. Revenue from hardware sales is recognized upon shipment or upon acceptance (specific to the Material Contract). Revenues from the payment of monitoring fees (generally paid in advance) are initially recorded as deferred revenue upon receipt of payment from the customer and then amortized to revenue over the monitoring service period (typically twelve-month, renewable periods).

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

The Company currently has a three-year cumulative income position which is positive evidence that it is more likely than not the deferred tax assets will be realized. As of March 31, 2026, we believe, based on our projections, that a partial valuation allowance of $10,326,000, continues to be necessary against our deferred tax assets. Uncertainty exists related to the generation of future hardware and monitoring revenue, nonetheless the Company believes sufficient positive evidence exists which supports the partial reversal of the valuation allowance. At this time, however, we cannot assure you that we will be successful in doing so. Accordingly, our management will continue to assess the need for this valuation allowance and will make adjustments when appropriate.

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

Results of Operations

The following table sets forth certain information with respect to the unaudited condensed consolidated results of operations of the Company for the three-month periods ended March 31, 2026 and March 31, 2025, including the percentage of total revenues during each period attributable to selected components of the operations statement data and for the period-to-period percentage changes in such components. For segment data, see Notes 11 and 12 to the unaudited condensed consolidated financial statements included in this quarterly report.

	Three months ended March 31,
	2026		2025		Change
	($000)	% of revenues	($000)	% of revenues	from 2025 to 2026
Revenue	$2,227	100%	$3,098	100%	(28)%
Cost of sales	442	20%	772	25%	(43)%
Gross profit	1,785	80%	2,326	75%	(23)%
R&D expenses	255	11%	291	9%	(12)%
SG&A expenses	1,659	74%	1,431	46%	16%
Operating (loss) income	(129)	(6)%	604	19%	(121)%
Interest income, net	31	1%	24	1%	29%
(Loss) income before income taxes	(98)	(4)%	628	20%	(115)%
Income tax (benefit) expense	(25)	(1)%	154	5%	(116)%
Net (loss) income	(73)	(3)%	474	15%	(115)%
Non-controlling interests share of net income	(4)	(* )%	(10)	(* )%	(60)%
Net (loss) income attributable to Acorn Energy, Inc.	$(77)	(3)%	$464	15%	(117)%

*result is less than 1%

Revenue. Revenue in the first quarter of 2026 was $2,227,000 compared to $3,098,000 in the first quarter of 2025, which is a decrease of $871,000, or 28.1%. As discussed above, OmniMetrix has two reportable segments, PG and CP, that generated revenue in the three month periods ended March 31, 2026 and 2025. The PG segment includes our monitoring devices for generators, industrial air compressors and our annunciator products. The CP segment includes our monitoring devices for cathodic protection systems on gas pipelines serving the gas utilities market and pipeline operators. Of the $2,227,000 in revenue recognized in the three-month period ended March 31, 2026, $2,083,000 was attributed to PG activities and $144,000 was attributed to CP activities. As compared to the three-month period ended March 31, 2025, revenue from PG activities decreased $804,000, or 27.8%, and revenue from CP activities decreased $67,000, or 31.8%. As compared to the three-month period ended March 31, 2025, hardware revenue decreased $1,019,000, or 55.7%, while monitoring revenue increased $148,000, or 11.7%.

Hardware revenue during the three-month periods ended March 31, 2026 and 2025 is further detailed in the table below (in thousands):

	Three months ended March 31,
Reconciliation of Hardware Revenue	2026	2025
Amortization of deferred revenue	$110	$315
Sales of custom designed units and related accessories	19	58
Hardware sales	556	1,352
Other accessories, services, shipping and miscellaneous charges	125	104
Total hardware revenue	$810	$1,829

PG hardware revenue decreased $956,000, or 56.9% during the first three-month period ended March 31, 2026 to $725,000, as compared to $1,681,000 during the first three-month period ended March 31, 2025. The decrease in PG revenue was primarily due to the sales under our material contract in the prior year period and the decrease in revenue recognized from amortization of deferred hardware, as we near the final recognition of the remaining balance of revenue that was previously deferred. PG monitoring revenue increased $152,000, or 12.6%, due to an increase in the number of connections being monitored and growth in our customer base.

Gross Profit. Gross profit during the three-month period ended March 31, 2026 was $1,785,000, reflecting a gross margin of 80.2% on revenue, compared with a gross profit during the three-month period ended March 31, 2025 of $2,326,000, reflecting a gross margin of 75.1%. The gross margin increased to 80.2% in the first quarter of 2026 due to higher monitoring revenue, which has a 94.1% gross margin, as a result of more connections.

R&D expense. During the three-month periods ended March 31, 2026 and 2025, R&D expense was $255,000 and $291,000, respectively. The decrease in R&D expense in the three-month period ended March 31, 2026 of approximately $36,000 is related to a decrease in expenses and materials paid to third-party consultants offset by salary increases granted to our engineering personnel effective January 1, 2026.

Selling, general and administrative expense. SG&A expense of the consolidated entities in the first three months of 2026 reflected an increase of $228,000, or 15.9%, as compared to the first three months of 2025. OmniMetrix’s SG&A expense increased $111,000, or 10.8%, from $1,024,000 in the first three months of 2025 to $1,135,000 in the first three months of 2026. This increase was primarily due to an increase of (i) $25,000 in personnel expenses due to compensation increases and staff additions, (ii) $43,000 in technology expenses, primarily consulting fees for staff augmentation and special projects, (iii) $27,000 in travel and trade show expenses, (iv) $26,000 in facility expenses, and an increase of (iv) $6,000 in other expenses in the aggregate offset by a decrease of (v) $16,000 in commission expenses. Corporate SG&A expense increased $117,000, or 28.7%, from $407,000 in the first three months of 2025 to $524,000 in the first three months of 2026. This increase was due to an increase of $136,000 in stock compensation expense due to a higher number of options being issued to our officers and directors in January 2026 than in historical periods and the higher stock price and related volatility offset by a net decrease of $19,000 in other public company expenses in the aggregate.

Net (loss) income attributable to Acorn Energy. We recognized a net loss attributable to Acorn stockholders of $77,000 in the first three months of 2026 compared to net income attributable to Acorn stockholders of $464,000 in the first three months of 2025. Our net income during the three-month period ended March 31, 2026 is comprised of pre-tax net income at OmniMetrix of $426,000 plus a tax benefit of $25,000, corporate expenses, net of interest income, of $524,000, and $4,000 representing the non-controlling interest share of our income from OmniMetrix. Our net income during the three-month period ended March 31, 2025 is comprised of pre-tax net income at OmniMetrix of $1,034,000 less federal and state taxes of $154,000, in the aggregate, corporate expenses, net of interest income, of $406,000, and $10,000 representing the non-controlling interest share of our income from OmniMetrix.

Liquidity and Capital Resources

At March 31, 2026, we had working capital of $3,115,000. Our working capital includes $4,257,000 of cash and deferred revenue of $2,934,000. Such deferred revenue does not require a significant cash outlay for the revenue to be recognized.

Liquidity

The Company expects that its existing cash as of March 31, 2026 of $4,257,000 will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these financial statements.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of March 31, 2026.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Twelve-month Periods Ending March 31, (in thousands)
	Total	2027	2028-2029	2030-2031
Operating leases*	$1,151	$218	$493	$440
Software agreements	16	16	—	—
Contractual services	220	220	—	—
Purchase obligations**	367	367	—	—
Total contractual cash obligations	$1,754	$821	$493	$440

*Reflects the gross amount of the operating lease liabilities. Imputed interest is $150,000 resulting in $163,000 included in current liabilities. Does not include rent amounts to be received under the sublease.

**Reflects open purchase orders for components/parts to be delivered over the next twelve months as sales forecast requires.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026.

As noted in our Annual Report on Form 10-K for the year ended December 31, 2025, we employ a decentralized internal control methodology, coupled with management’s oversight, whereby our subsidiary is responsible for mitigating its risks to financial reporting by implementing and maintaining effective control policies and procedures and subsequently translating that respective risk mitigation up and through to the parent level and to the Company’s external consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 5.	OTHER INFORMATION

During the first quarter of fiscal year 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 9, 2023).

3.2	Amended By laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 9, 2023).

4.1	Description of the Registrant’s common stock (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 5, 2026).

4.2	Amended and Restated Articles of Incorporation of OMX Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016)

10.1*	Consulting Agreement, dated January 19, 2026, by and between the Registrant and Jan H. Loeb (incorporated herein by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 5, 2026).

10.2*	Amended and Restated Consulting Agreement, dated January 19, 2026, by and between the Registrant and Tracy Clifford Consulting, LLC (incorporated herein by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 5, 2026).

10.3*	Form of Option Award Agreement for 2026 CEO/CFO option grants under the Registrant’s Amended and Restated 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 5, 2026).

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-Q for the quarter ended March 31, 2026, filed on May 7, 2026, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

#104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	This exhibit includes a management contract, compensatory plan or arrangement in which one or more directors or executive officers of the Registrant participate.

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: May 7, 2026

	By:	/s/ TRACY S. CLIFFORD
Tracy S. Clifford
Chief Financial Officer

