Form 10-Q
period 2026-06-30
ACORN ENERGY, INC.
filed 2026-08-06
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 001-33886

ACORN ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2786081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4295 Hamilton Mill Road, Suite 100, Buford, Georgia	30518
(Address of principal executive offices)	(Zip Code)

770-209-0012

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ACFN	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2026
Common Stock, $0.01 par value per share	2,509,618

ACORN ENERGY, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended June 30, 2026

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

PART I

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of June 30, 2026	As of December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$4,478	$4,454
Accounts receivable, net	1,068	887
Inventory	1,127	1,254
Other current assets	303	267
State income tax receivable	—	21
Deferred cost of goods sold (COGS)	2	70
Total current assets	6,978	6,953
Property and equipment, net	338	383
Intangibles, net	253	17
Right-of-use assets, net	879	963
Other assets	107	119
Deferred tax assets	4,833	4,899
Total assets	$13,388	$13,334
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$198	$306
Accrued expenses	154	171
Deferred revenue	2,722	3,097
Current operating lease liabilities	168	158
Other current liabilities	45	46
State income tax payable	3	18
Total current liabilities	3,290	3,796
Long-term liabilities:
Deferred revenue	430	312
Noncurrent operating lease liabilities	791	884
Other long-term liabilities	28	26
Total liabilities	4,539	5,018
Commitments and contingencies (Note 8)
Equity:
Acorn Energy, Inc. stockholders
Common stock - $0.01 par value per share: Authorized - 42,000,000 shares; issued - 2,560,709 at June 30, 2026 and 2,555,717 at December 31, 2025; outstanding - 2,509,618 at June 30, 2026 and 2,504,626 at December 31, 2025	25	25
Additional paid-in capital	103,927	103,621
Accumulated stockholders’ deficit	(92,127)	(92,344)
Treasury stock, at cost – 51,091 shares at June 30, 2026 and December 31, 2025	(3,052)	(3,052)
Total Acorn Energy, Inc. stockholders’ equity	8,773	8,250
Non-controlling interests	76	66
Total equity	8,849	8,316
Total liabilities and equity	$13,388	$13,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

	Six months ended June 30,		Three months ended June 30,
	2026	2025	2026	2025

Revenue	$4,716	$6,623	$2,489	$3,525
COGS	881	1,658	439	886
Gross profit	3,835	4,965	2,050	2,639
Operating expenses:
Research and development (R&D) expenses	494	556	239	265
Selling, general and administrative (SG&A) expenses	3,095	2,858	1,436	1,427
Total operating expenses	3,589	3,414	1,675	1,692
Operating income	246	1,551	375	947
Interest income, net	63	51	32	27
Income before income taxes	309	1,602	407	974
Provision for income taxes	80	396	105	242
Net income	229	1,206	302	732
Non-controlling interest share of income	(12)	(22)	(8)	(12)
Net income attributable to Acorn Energy, Inc. stockholders	$217	$1,184	$294	$720

Net income per share attributable to Acorn Energy, Inc stockholders – basic and diluted
Basic	$0.09	$0.48	$0.12	$0.29
Diluted	$0.09	$0.47	$0.12	$0.28
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. stockholders – basic and diluted
Basic	2,506	2,492	2,508	2,493
Diluted	2,540	2,534	2,540	2,534

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED) (IN THOUSANDS)

	Three and Six Months Ended June 30, 2026
	Number of Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Stockholders’ Equity	Non- controlling interests	Total Equity
Balances as of December 31, 2025	2,505	$25	$103,621	$(92,344)	51	$(3,052)	$8,250	$66	$8,316
Net loss	—	—	—	(77)	—	—	(77)	4	(73)
Stock option exercises	2	*	10	—	—	—	10	—	10
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	197	—	—	—	197	—	197
Balances as of March 31, 2026	2,507	$25	$103,828	$(92,421)	51	$(3,052)	$8,380	$69	$8,449
Net income	—	—	—	294	—	—	294	8	302
Stock option exercises	3	*	*	—	—	—	—	—	—
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	99	—	—	—	99	—	99
Balances as of June 30, 2026	2,510	$25	$103,927	$(92,127)	51	$(3,052)	$8,773	$76	$8,849

	Three and Six Months Ended June 30, 2025
	Number of Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Stockholders’ Equity	Non- controlling interests	Total Equity
Balances as of December 31, 2024	2,491	$25	$103,405	$(94,854)	50	$(3,036)	$5,540	$36	$5,576
Net income	—	—	—	464	—	—	464	10	474

Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	61	—	—	—	61	—	61
Balances as of March 31, 2025	2,491	$25	$103,466	$(94,390)	50	$(3,036)	$6,065	$45	$6,110

Net income	—	—	—	720	—	—	720	12	732
Stock option exercises	8	*	48	—	—	—	48	—	48
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	32	—	—	—	32	—	32
Balances as of June 30, 2025	2,499	$25	$103,546	$(93,670)	50	$(3,036)	$6,865	$56	$6,921

*	less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (IN THOUSANDS)

	Six months ended June 30,
	2026	2025
Cash flows provided by operating activities:
Net income	$229	$1,206
Depreciation and amortization	72	56
Deferred income tax expense	66	320
Decrease in the provision for credit losses	(1)	—
Impairment of inventory	2	4
Non-cash lease expense	115	66
Stock-based compensation	296	93
Change in operating assets and liabilities:
Increase in accounts receivable	(180)	(207)
Decrease (increase) in inventory	125	(521)
Decrease in deferred COGS	68	251
(Increase) decrease in other current assets and other assets	(24)	35
Decrease in state income tax receivable	21	10
Decrease in deferred revenue	(257)	(564)
Decrease in operating lease liability	(114)	(65)
(Decrease) increase in state income tax payable	(15)	27
(Decrease) increase in accounts payable, accrued expenses, other current liabilities and non-current liabilities	(126)	189
Net cash provided by operating activities	277	900

Cash flows used in investing activities:
Equipment, furniture and trade show booth purchases	(5)	(7)
Payment for exclusive distribution and commercialization rights	(250)	—
Patents	—	(1)
Investments in technology	(8)	(9)
Leasehold improvements	—	(4)
Net cash used in investing activities	(263)	(21)

Cash flows provided by financing activities:
Stock option exercise proceeds	10	48
Net cash provided by financing activities	10	48

Net increase in cash	24	927
Cash at the beginning of the period	4,454	2,326
Cash at the end of the period	$4,478	$3,253

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$13	$34
Non-cash investing and financing activities:
Right-of-use assets	$—	$1,025
Operating lease liability	—	1,025
Accrued preferred dividends to former CEO of OmniMetrix	$2	$2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

NOTE 1— BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. (“Acorn”) and its subsidiaries, OmniMetrix, LLC (“OmniMetrix”) and OMX Holdings, Inc. (collectively, with Acorn and OmniMetrix, “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The December 31, 2025 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six- and three-month periods ended June 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company’s cash was deposited with a U.S. bank and amounted to $4,478,000 at June 30, 2026. The Company does not believe there is a significant risk of non-performance by its counterparties. For the six- and three-month periods ended June 30, 2026, there was one customer that represented 13% and 16%, respectively, of the Company’s total invoiced revenue. At June 30, 2026, the Company had one customer that represented 39% of our total accounts receivable due at various dates but all no later than September 30, 2026 based on the customer’s payment terms. The customer with this concentration of both invoiced revenue and accounts receivable is the customer under the material contract that was executed in June 2024 (the “Material Contract”). Approximately 42% of the accounts receivable at December 31, 2025 was due from this customer which was subsequently collected in full. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base. Although we do not believe there is significant risk of non-performance by these counterparties, any failures or defaults on their part could negatively impact the value of our financial instruments and could have a material adverse effect on our business, operations or financial condition.

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

Management conducted an assessment and wrote off inventory deemed obsolete valued at $2,000 in the six- and three-month periods ended June 30, 2026. Management wrote off inventory valued at $4,000 in the six- and three-month periods ended June 30, 2025.

Intangibles

The Company’s intangible assets are subject to amortization and are amortized over the estimated useful life in proportion to the economic benefits received. The Company evaluates the recoverability of intangible assets periodically by considering events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

Revenue Recognition

The Company’s revenue recognition policy is consistent with applicable revenue recognition guidance and interpretations. The core principle of ASC 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASC 606 defines a five-step process to achieve this core principle, which includes: (1) identifying contracts with customers, (2) identifying performance obligations within those contracts, (3) determining the transaction price, (4) allocating the transaction price to the performance obligation in the contract, which may include an estimate of variable consideration, and (5) recognizing revenue when or as each performance obligation is satisfied. The Company assesses whether payment terms are customary or extended in accordance with normal practice relative to the market in which the sale is occurring. The Company’s sales arrangements generally include standard payment terms. These terms effectively relate to all customers, products, and arrangements regardless of customer type, product mix or arrangement size. See Note 12 - Revenue, for further discussion.

Product revenues are recognized at the point in time when control of the product is transferred to the customer, which typically occurs upon shipment or delivery except to the one customer under the Material Contract for which this occurs upon acceptance. To determine when control has transferred, the Company considers if there is a present right to payment and if legal title, physical possession, and the significant risks and rewards of ownership of the asset has transferred to the customer. Revenue from the prepayment of monitoring fees (generally paid twelve months in advance) are recorded as deferred revenue upon receipt of payment from the customer and then amortized to revenue over the monitoring service period. This method provides a faithful depiction of the transfer of services as it aligns the recognition of revenue with the period in which the monitoring services are provided. By deferring the revenue and recognizing it over the service period, the financial statements accurately reflect the Company’s performance and obligations to its customers. See Notes 11 and 12 for the disaggregation of the Company’s revenue for the periods presented.

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

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for incomes taxes. During the year ended December 31, 2025, the Company recorded a reduction in the valuation allowance of $1,074,000 that was previously recorded against our deferred tax assets. During the six and three months ended June 30, 2026, there was no change in the valuation allowance. As of June 30, 2026 and December 31, 2025, we have a partial valuation allowance of $10,326,000 against our deferred tax assets. Management will continue to assess the need for the valuation allowance and will make adjustments when appropriate. Management’s projections and beliefs are based upon a variety of estimates and numerous assumptions made by our management with respect to, among other things, interest rates, forecasted revenue of the hardware sales and monitoring revenue or revenue streams that could generate sufficient income so that the Company can utilize our net operating loss (NOL) carryforwards and other matters, many of which are difficult to predict, are subject to significant uncertainties and are beyond our control. As a result, there is inherently uncertainty that the estimates and assumptions upon which these projections and beliefs are based will prove to be accurate, that the anticipated results will be realized or that the actual results will not be substantially higher or lower than the Company projected.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more likely-than-not recognition threshold, the company recognizes the largest amount of tax benefit that more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited condensed consolidated statements of operations. No accrued interest or penalties were required to be included in the related tax liability line in the unaudited condensed consolidated balance sheet as of June 30, 2026 and in the consolidated balance sheet as of December 31, 2025

Basic and Diluted Net Income Per Share

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

The combined weighted average number of options that were excluded from the computation of diluted income per share, as they had an antidilutive effect, was 57,000 (which have a weighted average exercise price of $18.97) for the six-month period ended June 30, 2026. The combined weighted average number of options that were excluded from the computation of diluted income per share, as they had an antidilutive effect, was 70,000 (which have a weighted average exercise price of $18.86) for the three-month period ended June 30, 2026. The combined weighted average number of options that were excluded from the computation of diluted net income per share, as they had an antidilutive effect, was 7,000 (with a weighted average exercise price of $17.51) for both the six- and three-month periods ended June 30, 2025.

The following data represents the amounts used in computing earnings per share and the effect on net income and the weighted average number of shares of dilutive potential common stock (in thousands, except per share data):

	Six months ended June 30,		Three months ended June 30,
	2026	2025	2026	2025
Net income attributable to common stockholders	$217	$1,184	$294	$720

Weighted average shares outstanding:
-Basic	2,506	2,492	2,508	2,493
Add: Stock options	34	42	32	41
-Diluted	2,540	2,534	2,540	2,534

Basic net income per share	$0.09	$0.48	$0.12	$0.29
Diluted net income per share	$0.09	$0.47	$0.12	$0.28

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

NOTE 3—LIQUIDITY

The Company expects that its existing cash as of June 30, 2026 of $4,478,000 will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these financial statements.

At June 30, 2026, the Company had working capital of $3,688,000. Its working capital includes $4,478,000 of cash and deferred revenue of $2,722,000. Such deferred revenue does not require a significant cash outlay for the revenue to be recognized. Total deferred revenue decreased by $257,000, from $3,409,000 at December 31, 2025 to $3,152,000 at June 30, 2026, as a result of the sales mix of products sold. Based on the current products being sold, the Company expects continued decreases in the deferred revenue balance in the foreseeable future (see Note 12, Revenue). The balance of deferred hardware revenue at June 30, 2026 will continue to be amortized over the months remaining in the three-year period since the hardware’s original date of shipment. Net cash increased during the six-month period ended June 30, 2026 by $24,000, with $277,000 provided by operating activities, $263,000 used in investing activities of which $250,000 was the payment pursuant to the technology partnership agreement executed January 1, 2026, and $10,000 provided by financing activities.

NOTE 4—ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The Company has historically experienced immaterial write-offs given the nature of the customers that receive credit. As of June 30, 2026, the Company had gross receivables of $1,072,000 and an allowance for credit losses of $4,000.

	For the six months ended June 30, 2026	For the year ended December 31, 2025
	(in thousands)
Accounts Receivable, net, beginning of period	$887	$1,933
Accounts Receivable, net, end of period	$1,068	$887

The following is a tabular reconciliation of the Company’s allowance for credit losses:

	For the six months ended June 30, 2026	For the year ended December 31, 2025
	(in thousands)
Balance at beginning of period	$5	$4
(Decrease) increase in provision for credit losses	(1)	1
Balance at end of period	$4	$5

NOTE 5—INVENTORY

	As of
	June 30, 2026	December 31, 2025
	(in thousands)
Raw materials	$1,044	$702
Finished goods	83	552
	$1,127	$1,254

At both June 30, 2026 and December 31, 2025, the Company’s inventory reserve for obsolescence was $6,000.

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

The AIO Agreement has been classified as a finite-lived intangible asset and will be amortized on a straight-line basis over its estimated useful life of five (5) years, which corresponds to the minimum contractual performance period of the AIO Agreement. Amortization commenced when the asset became available for its intended use, which the Company determined to have occurred on April 24, 2026, the date AIO completed installation of the operational demonstration unit. This is the date on which OmniMetrix became able to commence its commercialization activities under the AIO Agreement. Amortization expense during the six- and three-month periods ended June 30, 2026 was $13,000.

Patents are amortized over the patent term, which on average is twenty years.

	Estimated	As of
	Useful Life (in years)	June 30, 2026	December 31, 2025
		(in thousands)
Cost:
Exclusive distribution and commercialization rights	5	$250	$—
Patents	Patent term	22	22
		272	22
Accumulated depreciation and amortization
Exclusive distribution and commercialization rights		13
Patents		6	5
		19	5
Intangibles, net		$253	$17

Estimated future amortization expense will be presented in the table below in subsequent periodic reports following the placed-in-service date:

Year ended June 30,
2027	51
2028	51
2029	51
2030	51
2031	38
Thereafter	11
Total	$253

NOTE 7—LEASES

OmniMetrix leases office space and office equipment under operating lease agreements. The office lease, originally set to expire on September 30, 2025, was amended on June 20, 2025, to extend the lease term through November 30, 2030. The amendment also includes scheduled increases in monthly base rent, as well as a tenant improvement allowance of up to $14,000 for qualifying alterations if completed by September 30, 2026. The Company concluded that the amendment constitutes a modification event under ASC 842 and the Company reassessed and remeasured the lease. The Company remeasured the lease payments based on the updated lease term, incremental borrowing rate and adjusted the right of use asset and lease liability accordingly. The lease was determined to still represent an operating lease. Operating lease cost for the six-month periods ended June 30, 2026 and 2025 were $115,000 and $68,000, respectively. Operating lease cost for the three-month periods ended June 30, 2026 and 2025 were $58,000 and $36,000, respectively.

The present value of future minimum lease payments on non-cancelable operating leases as of June 30, 2026 using a discount rate of 6% is $959,000. The 6% discount rate used is the incremental borrowing rate (established at the commencement of the lease), which, as defined in ASC 842: Leases, is the rate of interest that a lessee would have had to pay to borrow, on a collateralized basis, over a similar term and in a similar economic environment, an amount equal to the lease payments.

Supplemental cash flow information related to leases consisted of the following (in thousands):

	For the Six Months Ending June 30,
	2026	2025
Cash paid for operating lease liabilities	$114	$66

Supplemental balance sheet information related to leases consisted of the following:

As of June 30, 2026
Weighted average remaining lease terms for operating leases	4.42

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms of more than one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of June 30, 2026 (in thousands):

Year ended June 30,
2027	$220
2028	244
2029	253
2030	264
2031	113
Total undiscounted cash flows	1,094
Less: Imputed interest	(135)
Present value of operating lease liabilities (a)	$959

(a)	Includes current portion of $168,000 for operating leases.

On July 6, 2021, the Company entered into an agreement with King Industrial Realty, Inc., to sublease from the Company 1,900 square feet of office space of the Company’s 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia. The sublease was amended on August 15, 2025 to extend the term through September 30, 2028 and to provide a monthly sublease payment of $3,374 (plus an annual escalator each year of 4%) which includes the base rent plus a pro-rata share of utilities, property taxes and insurance. Fifty percent of any excess rent received above the per square foot amount that the Company pays is remitted to the Company’s landlord less the allocation of any shared expenses and leasehold improvements specific to the sublease. For the six- and three-month periods ended June 30, 2026, after the offset of the investment in leasehold improvements and other expenses related to the sublease, the total amount paid to our landlord under the sublease was $3,319 and $1,647, respectively.

Below are the future gross payments expected to be received by the Company under the sublease (in thousands):

Year ended June 30,
2027	$42
2028	43
2029	11
Total undiscounted cash flows	$96

NOTE 8—COMMITMENTS AND CONTINGENCIES

The Company has $1,094,000 in operating lease obligations payable through November 30, 2030 and $649,000 in other contractual obligations which includes purchase commitments, contractual services and software license agreements. The contractual services include $199,000 payable through June 30, 2027 and $5,000 payable through June 30, 2028. The software license agreements of $11,000 are all payable through June 30, 2027. The Company also has $434,000 in open purchase order commitments payable through November 30, 2026 of which $200,000 (46%) is to one electronics vendor.

As it relates to the AIO Agreement described in Note 6, the Company has commitments to share a defined portion of monitoring and SaaS-related revenue generated under the agreement with AIO. The Company is obligated to remit to AIO a share of (i) the Company’s revenue from ongoing monitoring contracts utilizing AIO’s products, net of data, communication, cloud server, and billing costs, and (ii) the Company’s revenue from SaaS arrangements involving AIO’s products, net of the cost of products sold, installation costs, and other directly attributable costs. The applicable share is initially 50%, and is reduced to 43% once cumulative amounts paid to AIO under this provision exceed $2.0 million, and further reduced to 34% once cumulative amounts paid exceed $4.0 million. Amounts due are to be calculated and remitted on a quarterly basis.

NOTE 9— STOCKHOLDERS’ EQUITY

(a) General

At June 30, 2026, Acorn had 2,560,709 shares issued and 2,509,618 shares outstanding of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company.

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

At June 30, 2026, 1,924 options were available for grant under the Amended and Restated 2006 Stock Incentive Plan (the “Plan”), and no options were available for grant under the 2006 Stock Option Plan for Non-Employee Directors. During the six-month period ended June 30, 2026, 62,500 options were issued. No options were issued during the three-month period ended June 30, 2026. The options were issued as follows: an aggregate of 12,500 to directors (excluding the CEO), 25,000 to the CEO and 25,000 to the CFO. In the six-month period ended June 30, 2026, there were no grants to non-employees (other than the directors, CEO and CFO).

During the six- and three-month periods ended June 30, 2026, 4,992 and 2,772 options were exercised, respectively. The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2025	63,311	$7.73	3.3 years	$476,000
Granted	62,500	19.02
Cancelled/expired	(1,189)	4.84
Exercised	(4,992)	4.89
Outstanding at June 30, 2026	119,630	$13.77	4.9 years	$528,000
Exercisable at June 30, 2026	70,576	$10.30	3.8 years	$517,000

The fair value of the options granted during the six-month period ended June 30, 2026 was estimated to be $841,000 on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	3.86%
Expected term of options	5.5 years
Expected annual volatility	83.8%
Expected dividend yield	—%

(c) Stock Option Compensation Expense

Stock option compensation expense included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations was $296,000 and $93,000 for the six-month periods ended June 30, 2026 and 2025, respectively, and $99,000 and $32,000 for the three-month periods ended June 30, 2026 and 2025, respectively.

The total compensation cost related to non-vested awards not yet recognized was $553,000 as of June 30, 2026 which will be recognized over the next ten quarters.

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

For the six months ended June 30, 2026 and 2025, the Company recognized net income tax expense of $80,000 and $396,000, respectively. The effective tax rate for the six months ended June 30, 2026 and 2025 was 25.9% and 24.7%, respectively. For the three months ended June 30, 2026 and 2025, the Company recognized net income tax expense of $105,000 and $242,000, respectively. The effective tax rate for the three months ended June 30, 2026 and 2025 was 25.8% and 24.8%, respectively. The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% for the six months ended June 30, 2026 was primarily due to state income taxes where the Company operates. The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% for the three months ended June 30, 2026 was primarily due to state income taxes where the Company operates. The Company did not have any unrecognized tax benefits as of June 30, 2026 or December 31, 2025.

The Company files a consolidated U.S. income tax return and tax returns in certain state and local jurisdictions. As of June 30, 2026, the Company is no longer subject to federal examination for years before 2022, or for years before 2021 for state income taxes. However, our tax attribute carryforwards from closed tax years may be subject to examination to the extent utilized in an open tax year. The Company does not expect that our unrecognized tax benefits will change within the next twelve months due to statute of limitation lapses.

NOTE 11— SEGMENT REPORTING

As of June 30, 2026, the Company operates in three reportable operating segments, each of which is performed through the Company’s OmniMetrix subsidiary:

●	Power Generation (“PG”). OmniMetrix’s PG services provide wireless remote monitoring and control systems and Internet of Things (“IoT”) applications for commercial/industrial and residential power generation equipment. In 2025, the Company launched the Omni family of products—the OmniPro commercial monitor and the Omni residential monitor—built on a new proprietary common communications core called the OCOM, a platform designed to enhance connectivity, reliability and performance in remote monitoring systems. These products are replacing the Company’s legacy TrueGuard and AIRGuard product lines, offering enhanced flexibility, expandability, and improved connectivity with easier installation. OmniMetrix also offers the Smart Annunciator product for commercial customers who require a visual representation of generator status via a touchscreen display.

●	Cathodic Protection (“CP”). OmniMetrix’s CP services provide remote monitoring and control products for cathodic protection systems on gas pipelines serving the gas utilities market and pipeline operators. The CP product lineup includes solutions to remotely monitor and control rectifiers, test stations and bonds. In 2025, the Company launched the RADex, an OCOM-based expansion of the Company’s RAD™ (Remote AC Mitigation Disconnect) that adds cathodic protection measurements while retaining the ability to remotely disconnect/connect AC mitigation tools on solid-state decouplers, reducing expense and increasing employee safety.

●	Infrastructure Solutions (“IS”). OmniMetrix’s IS services provide smart infrastructure monitoring hardware, software and solutions for telecommunications, energy and data center infrastructure asset management in the North American market. Under a Technology Partnership Agreement effective January 1, 2026 with AIO Systems Ltd. (“AIO”), an Israel-based technology company, OmniMetrix has the exclusive right to market, distribute, integrate and sell, on a white-label basis, AIO’s IoT monitoring controllers, sensors, power management devices, security products, environmental monitoring equipment, and a cloud-based Management-of-Management (MOM) platform that provides centralized monitoring, alerting, ticketing and workflow orchestration for telecommunications towers, energy sites and data centers. Revenue in the IS segment is expected to be derived from hardware product sales, recurring monitoring service contracts and other bundled arrangements. The IS segment had no revenue for the six months ended June 30, 2026 as operations were in the pre-revenue stage.

The Company’s reportable segments are strategic business units, offering different products and services, and are managed separately as each business requires different technology and marketing strategies.

The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer (CEO).

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

The following tables represent segmented data for the six- and three-month periods ended June 30, 2026 and 2025 (in thousands):

	PG	CP	IS	Total
Six months ended June 30, 2026:
Revenues from external customers	$4,450	$266	$—	$4,716
COGS	804	77	—	881
Segment gross profit	3,646	189	—	3,835
R&D expense	432	62	—	494
SG&A expense	1,970	174	80	2,224
Segment operating income (loss)	1,244	(47)	(80)	1,117
Interest income, net	59	3	—	62
Segment income (loss) before income taxes	$1,303	$(44)	$(80)	$1,179

Six months ended June 30, 2025:
Revenues from external customers	$6,247	$376	—	$6,623
COGS	1,525	133	—	1,658
Segment gross profit	4,722	243	—	4,965
R&D expense	524	32	—	556
SG&A expense	2,025	148	—	2,173
Segment operating income	2,173	63	—	2,236
Interest income, net	46	3	—	49
Segment income before income taxes	$2,219	$66	—	$2,285

	PG	CP	IS	Total
Three months ended June 30, 2026:
Revenues from external customers	$2,367	$122	$—	$2,489
COGS	402	37	—	439
Segment gross profit	1,965	85	—	2,050
R&D expense	200	39	—	239
SG&A expense	983	76	30	1,089
Segment operating income (loss)	782	(30)	(30)	722
Interest income, net	31	1	—	32
Segment income (loss) before income taxes	$813	$(29)	$(30)	$754

Three months ended June 30, 2025:
Revenues from external customers	$3,360	$165	—	$3,525
COGS	828	58	—	886
Segment gross profit	2,532	107	—	2,639
R&D expense	253	12	—	265
SG&A expense	1,071	78	—	1,149
Segment operating income	1,208	17	—	1,225
Interest income, net	24	2	—	26
Segment income before income taxes	$1,232	$19	—	$1,251

Reconciliation of Segment Income to Consolidated Net Income Before Income Taxes

	Six months ended June 30,		Three months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Total net income before income taxes for reportable segments	$1,179	$2,285	$754	$1,251
Unallocated cost of corporate headquarters	(870)	(683)	(347)	(277)
Consolidated net income before income taxes	$309	$1,602	$407	$974

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

The following table disaggregates the Company’s revenue for the six- and three-month periods ended June 30, 2026 and 2025 (in thousands):

	Hardware	Monitoring	Total
Six months ended June 30, 2026:
PG Segment	$1,726	$2,724	$4,450
CP Segment	148	118	266
Total Revenue	$1,874	$2,842	$4,716

	Hardware	Monitoring	Total
Six months ended June 30, 2025:
PG Segment	$3,781	$2,466	$6,247
CP Segment	253	123	376
Total Revenue	$4,034	$2,589	$6,623

The IS segment had no revenue for the six months ended June 30, 2026 as operations were in the pre-revenue stage.

	Hardware	Monitoring	Total
Three months ended June 30, 2026:
PG Segment	$1,001	$1,366	$2,367
CP Segment	63	59	122
Total Revenue	$1,064	$1,425	$2,489

	Hardware	Monitoring	Total
Three months ended June 30, 2025:
PG Segment	$2,100	$1,260	$3,360
CP Segment	105	60	165
Total Revenue	$2,205	$1,320	$3,525

The IS segment had no revenue for the three months ended June 30, 2026 as operations were in the pre-revenue stage.

Deferred revenue activity for the six months ended June 30, 2026 can be seen in the table below (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2025	$168	$3,241	$3,409
Additions during the period	—	2,748	2,748
Recognized as revenue	(163)	(2,842)	(3,005)
Balance at June 30, 2026	$5	$3,147	$3,152

Amounts to be recognized as revenue in the twelve-month period ending:
June 30, 2027	$5	2,717	2,722
June 30, 2028	—	416	416
June 30, 2029 and thereafter	—	14	14
	$5	3,147	3,152

The amount of hardware revenue recognized during the six months ended June 30, 2026 that was included in deferred revenue at the beginning of the fiscal year was $163,000. The amount of monitoring revenue during the six months ended June 30, 2026 that was included in deferred revenue at the beginning of the fiscal year was $2,165,000.

The following table provides a reconciliation of the Company’s hardware revenue for the six- and three-month periods ended June 30, 2026 and 2025 (in thousands):

	Six months ended June 30,		Three months ended June 30,
Reconciliation of Hardware Revenue	2026	2025	2026	2025
Amortization of deferred revenue	$163	$585	$53	$270
Sales of custom designed units and related accessories	77	58	58	—
Hardware sales	1,362	3,160	806	1,808
Other accessories, services, shipping and miscellaneous charges	272	231	147	127
Total hardware revenue	$1,874	$4,034	$1,064	$2,205

Deferred COGS relate only to the sale of equipment. Deferred COGS activity for the six-month period ended June 30, 2026 can be seen in the table below (in thousands):

Balance at December 31, 2025	$70
Additions, net of adjustments, during the period	—
Recognized as COGS	(68)
Balance at June 30, 2026	$2

Amounts to be recognized as COGS in the twelve-month-period ending:
June 30, 2027	$2

The following table provides a reconciliation of the Company’s COGS expense for the six- and three-month periods ended June 30, 2026 and 2025 (in thousands):

	Six months ended June 30,		Three months ended June 30,
Reconciliation of COGS Expense	2026	2025	2026	2025
Amortization of deferred COGS	$68	$251	$22	$115
COGS of custom designed units and related accessories	27	16	23	—
COGS of hardware sales	505	1,089	260	620
Data costs for monitoring	146	145	62	72
Other COGS of accessories, services, shipping and miscellaneous charges	135	157	72	79
Total COGS expense	$881	$1,658	$439	$886

The following table provides a reconciliation of the Company’s sales commissions contract assets for the six-month period ended June 30, 2026 (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2025	$16	$148	$164
Additions during the period	—	19	19
Amortization of sales commissions	(16)	(33)	(49)
Balance at June 30, 2026	$—	134	134

The capitalized sales commissions are included in other current assets ($58,000) and other assets ($76,000) in the Company’s unaudited condensed consolidated balance sheet at June 30, 2026. The capitalized sales commissions are included in other current assets ($76,000) and other assets ($88,000) in the Company’s condensed consolidated balance sheet at December 31, 2025.

Amounts to be recognized as sales commission expense in the twelve-month period ending (in thousands):

June 30, 2027	$58
June 30, 2028	43
June 30, 2029 and thereafter	33
$134

NOTE 13—RELATED PARTY BALANCES AND TRANSACTIONS

Officer and Director Fees

The Company recorded consulting service fees to officers of $302,000 and $269,000 for the six-month periods ended June 30, 2026 and 2025, respectively, and $137,000 and $135,000 for the three-month periods ended June 30, 2026 and 2025, respectively, which are included in selling, general and administrative expenses.

The Company recorded fees to directors of $37,000 for each of the six-month periods ended June 30, 2026 and 2025, and $18,500 and $19,000, respectively, for the three-month periods ended June 30, 2026 and 2025, which are included in selling, general and administrative expenses.

NOTE 14—SUBSEQUENT EVENTS

On July 31, 2026, OmniMetrix entered into an agreement with Champion Power Equipment, LLC under which Champion will act as a non-exclusive reseller of OmniMetrix’s residential monitoring products and related monitoring services in North America. Pricing under the agreement is based on an assumed purchase volume of 3,000 units per calendar year, but the agreement does not obligate Champion to purchase any minimum quantity.

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

	Six months ended June 30, 2026
	OmniMetrix	Acorn	Total
Revenue	$4,716	$—	$4,716
COGS	881	—	881
Gross profit	3,835	—	3,835
Gross profit margin	81%		81%
R&D expenses	494	—	494
SG&A expenses	2,224	871	3,095
Operating income (loss)	$1,117	$(871)	$246

	Six months ended June 30, 2025
	OmniMetrix	Acorn	Total
Revenue	$6,623	$—	$6,623
COGS	1,658	—	1,658
Gross profit	4,965	—	4,965
Gross profit margin	75%		75%
R&D expenses	556	—	556
SG&A expenses	2,173	685	2,858
Operating income (loss)	$2,236	$(685)	$1,551

	Three months ended June 30, 2026
	OmniMetrix	Acorn	Total
Revenue	$2,489	$—	$2,489
COGS	439	—	439
Gross profit	2,050	—	2,050
Gross profit margin	82%		82%
R&D expenses	239	—	239
SG&A expenses	1,089	347	1,436
Operating income (loss)	$722	$(347)	$375

	Three months ended June 30, 2025
	OmniMetrix	Acorn	Total
Revenue	$3,525	$—	$3,525
COGS	886	—	886
Gross profit	2,639	—	2,639
Gross profit margin	75%		75%
R&D expenses	265	—	265
SG&A expenses	1,149	278	1,427
Operating income (loss)	$1,225	$(278)	$947

BACKLOG

As of June 30, 2026, OmniMetrix had a backlog of $3,236,000, primarily comprised of deferred revenue, of which $2,806,000 is expected to be recognized as revenue in the next twelve months. This compares to a backlog of $3,669,000 at June 30, 2025.

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

On July 31, 2026, OmniMetrix entered into an agreement with Champion Power Equipment, LLC under which Champion will act as a non-exclusive reseller of OmniMetrix’s residential monitoring products and related monitoring services in North America. Pricing under the agreement is based on an assumed purchase volume of 3,000 units per calendar year, but the agreement does not obligate Champion to purchase any minimum quantity. We expect the arrangement to broaden distribution of our residential power generation products.

Acorn Energy, Inc. (“Acorn” or “the Company”) is a holding company focused on technology-driven solutions for energy infrastructure asset management. We provide the following services and products through our OmniMetrixTM, LLC (“OmniMetrix”) subsidiary:

●	Power Generation (“PG”). OmniMetrix’s PG services provide wireless remote monitoring and control systems and Internet of Things (“IoT”) applications for commercial/industrial and residential power generation equipment. In 2025, we launched the Omni family of products—the OmniPro commercial monitor and the Omni residential monitor—built on a new proprietary common communications core called the OCOM, a platform designed to enhance connectivity, reliability and performance in remote monitoring systems. These products are replacing our legacy TrueGuard and AIRGuard product lines, offering enhanced flexibility, expandability, and improved connectivity with easier installation. OmniMetrix also offers the Smart Annunciator product for commercial customers who require a visual representation of generator status via a touchscreen display.

●	Cathodic Protection (“CP”). OmniMetrix’s CP services provide remote monitoring and control products for cathodic protection systems on gas pipelines serving the gas utilities market and pipeline operators. The CP product lineup includes solutions to remotely monitor and control rectifiers, test stations and bonds. In 2025, we launched the RADex, an OCOM-based expansion of our RAD™ (Remote AC Mitigation Disconnect) that adds cathodic protection measurements while retaining the ability to remotely disconnect/connect AC mitigation tools on solid-state decouplers, reducing expense and increasing employee safety.

●	Infrastructure Solutions (“IS”). OmniMetrix’s IS services provide smart infrastructure monitoring hardware, software and solutions for telecommunications, energy and data center infrastructure asset management in the North American market. Under a Technology Partnership Agreement effective January 1, 2026 with AIO Systems Ltd. (“AIO”), an Israel-based technology company, OmniMetrix has the exclusive right to market, distribute, integrate and sell, on a white-label basis, AIO’s IoT monitoring controllers, sensors, power management devices, security products, environmental monitoring equipment, and a cloud-based Management-of-Management (MOM) platform that provides centralized monitoring, alerting, ticketing and workflow orchestration for telecommunications towers, energy sites and data centers. Revenue in the IS segment is expected to be derived from hardware product sales, recurring monitoring service contracts and other bundled arrangements. The IS segment had no revenue for the six months ended June 30, 2026 as operations were in the pre-revenue stage.

Each of our PG, CP and IS activities represents a reportable segment. The following analysis should be read together with the segment and revenue information provided in Notes 11 and 12 to the unaudited condensed consolidated financial statements included in this quarterly report.

OmniMetrix

OmniMetrix is a Georgia limited liability company based in Buford, Georgia that develops and markets wireless remote monitoring and control systems and services for multiple markets in the IoT ecosystem: critical assets (including stand-by power generators, pumps, pumpjacks, light towers, turbines, compressors, and other industrial equipment) as well as cathodic protection for the pipeline industry (gas utilities and pipeline companies). OmniMetrix now also markets an infrastructure solutions product line that provides smart infrastructure monitoring hardware, software and solutions for telecommunications, energy and data center infrastructure asset management in the North American market as described above.

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

Critical Accounting Estimates

In preparing the financial statements, management is required to make estimates and assumptions that have an impact on the asset, liability, revenue and expense amounts reported. These estimates can also affect our supplemental information disclosures, including information about contingencies, risk and financial condition. We believe, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to U.S. GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. We make routine estimates and judgments in determining net realizable value of accounts receivable, inventories, property and equipment, prepaid expenses, product warranties and other reserves as well as the amortization period for deferred commissions payable. Management believes our most critical accounting estimates and assumptions are in the area of the valuation allowance.

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

The Company currently has a three-year cumulative income position which is positive evidence that it is more likely than not the deferred tax assets will be realized. As of June 30, 2026, we believe, based on our projections, that a partial valuation allowance of $10,326,000, continues to be necessary against our deferred tax assets. Uncertainty exists related to the generation of future hardware and monitoring revenue, nonetheless the Company believes sufficient positive evidence exists which supports the partial reversal of the valuation allowance. At this time, however, we cannot assure you that we will be successful in doing so. Accordingly, our management will continue to assess the need for this valuation allowance and will make adjustments when appropriate.

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

Results of Operations

The following tables set forth certain information with respect to the unaudited condensed consolidated results of operations of the Company for the six- and three-month periods ended June 30, 2026 and 2025, including the percentage of total revenues during each period attributable to selected components of the operations statements data and for the period-to-period percentage changes in such components. For segment data, see Notes 11 and 12 to the unaudited condensed consolidated financial statements included in this quarterly report.

	Six months ended June 30,
	2026		2025		Change
	($,000)	% of revenues	($,000)	% of revenues	From 2025 to 2026
Revenue	$4,716	100%	$6,623	100%	(29)%
COGS	881	19%	1,658	25%	(47)%
Gross profit	3,835	81%	4,965	75%	(23)%
R&D expenses	494	10%	556	8%	(11)%
SG&A expenses	3,095	66%	2,858	43%	8%
Operating income	246	5%	1,551	23%	(84)%
Interest income, net	63	1%	51	1%	24%
Income before income taxes	309	7%	1,602	24%	(81)%
Income tax expense	80	2%	396	6%	(80)%
Net income	229	5%	1,206	18%	(81)%
Non-controlling interest share of net income	(12)	* %	(22)	* %	(45)%
Net income attributable to Acorn Energy, Inc.	$217	5%	$1,184	18%	(82)%

*Result is less than 1% or not meaningful.

	Three months ended June 30,
	2026		2025		Change
	($,000)	% of revenues	($,000)	% of revenues	from 2025 to 2026
Revenue	$2,489	100%	$3,525	100%	(29)%
COGS	439	18%	886	25%	(50)%
Gross profit	2,050	82%	2,639	75%	(22)%
R&D expenses	239	10%	265	8%	(10)%
SG&A expense	1,436	58%	1,427	40%	1%
Operating income	375	15%	947	27%	(60)%
Interest income, net	32	1%	27	1%	19%
Income before income taxes	407	16%	974	28%	(58)%
Income tax expense	105	4%	242	7%	(57)%
Net income	302	12%	732	21%	(59)%
Non-controlling interest share of net income	(8)	* %	(12)	* %	(33)%
Net income attributable to Acorn Energy, Inc.	$294	12%	$720	20%	(59)%

*Result is less than 1%.

Revenue for the six- and three-month periods ended June 30, 2026 and 2025

Revenue decreased by $1,907,000, or 28.8%, from $6,623,000 in the six-month period ended June 30, 2025 to $4,716,000 in the six-month period ended June 30, 2026. Hardware revenue decreased by $2,160,000, or 53.5%, from $4,034,000 in the six-month period ended June 30, 2025 to $1,874,000 in the six-month period ended June 30, 2026. See the reconciliation of hardware revenue below for more details. Monitoring revenue increased by $253,000, or 9.8%, from $2,589,000 in the six-month period ended June 30, 2025 to $2,842,000 in the six-month period ended June 30, 2026. The increase in monitoring revenue was due to an increase in the number of connections being monitored and growth in our customer base.

As discussed above, OmniMetrix has three reportable segments, PG, CP and IS. Of the $4,716,000 in revenue recognized in the six-month period ended June 30, 2026, $4,450,000 was generated by PG activities and $266,000 was generated by CP activities. This represents a decrease in revenue from PG activities of $1,797,000, or 28.8%, from $6,247,000 in the six-month period ended June 30, 2025, and a decrease in revenue from CP activities of $110,000, or 29.3%, from $376,000 in the six-month period ended June 30, 2025. The IS segment remained in a pre-revenue stage and generated no revenue in either period. The decrease in PG revenue was primarily due to the sales under our Material Contract in the prior year period and the decrease in revenue recognized from amortization of deferred hardware, as we near the final recognition of the remaining balance of revenue that was previously deferred. The decrease in CP revenue was due to fewer CP hardware sales in the current-year period as compared to the prior-year period.

Revenue decreased by $1,036,000, or 29.4%, from $3,525,000 in the three-month period ended June 30, 2025 to $2,489,000 in the three-month period ended June 30, 2026. As compared to the three-month period ended June 30, 2025, hardware revenue decreased $1,141,000, or 51.7%, while monitoring revenue increased $105,000, or 8.0%. Of the $2,489,000 in revenue recognized in the three-month period ended June 30, 2026, $2,367,000 was generated by PG activities and $122,000 was generated by CP activities. In the three-month period ended June 30, 2026, as compared to the three-month period ended June 30, 2025, revenue from PG activities decreased $993,000, or 29.6%, from $3,360,000, and revenue from CP activities decreased $43,000, or 26.1%, from $165,000. The fluctuation drivers were the same for the three-month period as described for the six-month period.

Hardware revenue during the six- and three-month periods ended June 30, 2026 and 2025 is further detailed in the table below (in thousands):

	Six months ended June 30,		Three months ended June 30,
Reconciliation of Hardware Revenue	2026	2025	2026	2025
Amortization of deferred revenue	$163	$585	$53	$270
Sales of custom designed units and related accessories	77	58	58	—
Hardware sales	1,362	3,160	806	1,808
Other accessories, services, shipping and miscellaneous charges	272	231	147	127
Total hardware revenue	$1,874	$4,034	$1,064	$2,205

Gross profit for the six- and three-month periods ended June 30, 2026 and 2025

Gross profit for the six-month period ended June 30, 2026 was $3,835,000, reflecting a gross margin of 81.3%, compared with a gross profit of $4,965,000, reflecting a gross margin of 75.0%, for the six-month period ended June 30, 2025.

Gross margin on hardware revenue for the six-month period ended June 30, 2026 was 60.8% compared to 62.5% for the six-month period ended June 30, 2025. Gross margin on monitoring revenue for the six-month periods ended June 30, 2026 and 2025 was 94.8% and 94.4%, respectively.

Gross profit for the three-month period ended June 30, 2026 was $2,050,000, reflecting a gross margin of 82.4%, compared with a gross profit for the three-month period ended June 30, 2025 of $2,639,000, reflecting a gross margin of 74.9%. Gross margin on hardware revenue for the three-month period ended June 30, 2026 was 64.6% compared to 63.1% for the three-month period ended June 30, 2025. Gross margin on monitoring revenue for the three-month period ended June 30, 2026 was 95.6% compared to 94.6% for the three-month period ended June 30, 2025.

Operating expenses for the six- and three-month periods ended June 30, 2026 and 2025

R&D expense. During the six-month periods ended June 30, 2026 and 2025, R&D expense was $494,000 and $556,000, respectively. During the three-month period ended June 30, 2026, OmniMetrix recorded $239,000 of R&D expense as compared to $265,000 in the three-month period ended June 30, 2025. The decrease in R&D expense in the six-month period ended June 30, 2026 of approximately $62,000 is related to a decrease in expenses and materials paid to third-party consultants offset by salary increases granted to our engineering personnel effective January 1, 2026.

Selling, general and administrative expense. SG&A expense of the consolidated entities in the six-month period ended June 30, 2026 reflected an increase of $237,000, or 8.3%, as compared to the six-month period ended June 30, 2025. OmniMetrix’s SG&A expense increased $51,000, or 2.3%, from $2,173,000 in the six-month period ended June 30, 2025 to $2,224,000 in the six-month period ended June 30, 2026. This increase was primarily due to an increase of (i) $126,000 increase in personnel expenses due to compensation increases and staff additions, (ii) $47,000 in facility expenses due to the rate increase in our office space lease which was amended June 20, 2025, (iii) $25,000 in technology expenses, primarily consulting fees for special projects, (iv) $24,000 in travel and trade show expenses, (v) $13,000 in other expenses in the aggregate offset by a decrease of (vi) $184,000 in commission expenses as the prior year period was significantly higher due to the commissions earned related to the Material Contract. Corporate SG&A expense increased $186,000, or 27.2%, from $685,000 in the six-month period ended June 30, 2025 to $871,000 in the six-month period ended June 30, 2026. This increase was due to an increase of $202,000 in stock compensation expense due to a higher number of options being issued to our officers and directors in January 2026 than in historical periods and the higher stock price and related volatility offset by a net decrease of $16,000 in other public company expenses.

SG&A expense of the consolidated entities in the three-month period ended June 30, 2026 reflected an increase of $9,000, or 0.6%, as compared to the three-month period ended June 30, 2025. OmniMetrix’s SG&A expense decreased $60,000, or 5.2%, from $1,149,000 in the three-month period ended June 30, 2025 to $1,089,000 in the three-month period ended June 30, 2026. This decrease was primarily due to a decrease of (i) $128,000 in commission expenses and (ii) $18,000 in technology expenses, offset by increases of (iii) $61,000 in personnel expenses, (iv) $22,000 in facility expenses and (v) $3,000 in other expenses. Corporate SG&A expense increased $69,000, or 24.8%, from $278,000 in the three-month period ended June 30, 2025 to $347,000 in the three-month period ended June 30, 2026. This increase was due to an increase of $66,000 in stock compensation and an increase of $3,000 in other corporate overhead expenses.

Net income attributable to Acorn Energy. We recognized net income attributable to Acorn stockholders of $217,000 in the six-month period ended June 30, 2026, compared to net income attributable to Acorn stockholders of $1,184,000 in the six-month period ended June 30, 2025. Our net income during the six-month period ended June 30, 2026 is comprised of pre-tax net income at OmniMetrix of $1,179,000 less federal income taxes of $64,000 and state income taxes of $16,000 offset by corporate expenses, net of interest income, of $870,000, and the non-controlling interest share of our income from OmniMetrix of $12,000. Our net income during the six-month period ended June 30, 2025 is comprised of pre-tax net income at OmniMetrix of $2,285,000 less federal income taxes of $337,000 and state income taxes of $59,000 offset by corporate expenses, net of interest income, of $681,000, and the non-controlling interest share of our income from OmniMetrix of $22,000.

For the three-month period ended June 30, 2026, we recognized net income attributable to Acorn stockholders of $294,000, compared to a net income attributable to Acorn stockholders of $720,000 for the three-month period ended June 30, 2025. Our net income during the three-month period ended June 30, 2026 is comprised of pre-tax net income at OmniMetrix of $754,000 less federal income taxes of $37,000 and state income taxes of $68,000 offset by corporate expenses, net of interest income, of $347,000, and the non-controlling interest share of our income from OmniMetrix of $8,000. Our net income during the three-month period ended June 30, 2025 is comprised of pre-tax net income at OmniMetrix of $1,251,000 less federal income taxes of $206,000 and state income taxes of $36,000 offset by corporate expenses, net of interest income, of $277,000, and the non-controlling interest share of income from OmniMetrix of $12,000.

Liquidity and Capital Resources

At June 30, 2026, we had working capital of $3,688,000. Our working capital includes $4,478,000 of cash and deferred revenue of $2,722,000. Such deferred revenue does not require a significant cash outlay for the revenue to be recognized.

Liquidity

The Company expects that its existing cash as of June 30, 2026 of $4,478,000 will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these financial statements.

Contractual Obligations and Commitments

The table below provides information concerning obligations under certain categories of our contractual obligations as of June 30, 2026.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Twelve-Month Periods Ending June 30, (in thousands)
	Total	2027	2028-2029	2030-2031	2032 and thereafter
Software agreements	$11	$11	$—	$—	$—
Operating leases*	1,094	220	498	376	—
Contractual services	204	199	5	—	—
Purchase commitments**	434	434	—	—	—
Total contractual cash obligations	$1,743	$864	$503	$376	$—

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 5.	OTHER INFORMATION

During the second quarter of fiscal year 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 9, 2023).

3.2	Amended By laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 9, 2023).

4.1	Description of the Registrant’s common stock (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 5, 2026).

4.2	Amended and Restated Articles of Incorporation of OMX Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016)

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-Q for the quarter ended June 30, 2026, filed on August 6, 2026, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

#104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: August 6, 2026

	By:	/s/ TRACY S. CLIFFORD
Tracy S. Clifford
Chief Financial Officer

