Form 10-Q
period 2026-09-30
ACORN ENERGY, INC.
filed 2026-11-05
CIK 880984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2026
Common Stock, $0.01 par value per share	2,534,714

ACORN ENERGY, INC.

Quarterly Report on Form 10-Q

for the Quarterly Period Ended September 30, 2026

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

PART I

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	As of September 30, 2026	As of December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$4,458	$4,454
Accounts receivable, net	1,120	887
Inventory	1,341	1,254
Other current assets	294	267
State income tax receivable	—	21
Deferred cost of goods sold (COGS)	—	70
Total current assets	7,213	6,953
Property and equipment, net	327	383
Intangibles, net	2,075	17
Goodwill	1,443	—
Right-of-use assets, net	837	963
Other assets	114	119
Deferred tax assets	5,572	4,899
Total assets	$17,581	$13,334
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$294	$306
Accrued expenses	264	171
Deferred revenue	3,643	3,097
Current operating lease liabilities	187	158
Deferred purchase consideration, current portion	326	—
Other current liabilities	46	46
State income tax payable	4	18
Total current liabilities	4,764	3,796
Long-term liabilities:
Deferred revenue	411	312
Noncurrent operating lease liabilities	743	884
Deferred purchase consideration, net of current portion	1,741	—
Other long-term liabilities	—	26
Total liabilities	7,659	5,018
Commitments and contingencies (Note 8)
Equity:
Acorn Energy, Inc. stockholders
Common stock - $0.01 par value per share: Authorized - 42,000,000 shares; issued - 2,585,805 at September 30, 2026 and 2,555,717 at December 31, 2025; outstanding - 2,534,714 at September 30, 2026 and 2,504,626 at December 31, 2025	25	25
Additional paid-in capital	104,136	103,621
Accumulated stockholders’ deficit	(91,187)	(92,344)
Treasury stock, at cost – 51,091 shares at September 30, 2026 and December 31, 2025	(3,052)	(3,052)
Total Acorn Energy, Inc. stockholders’ equity	9,922	8,250
Non-controlling interests	—	66
Total equity	9,922	8,316
Total liabilities and equity	$17,581	$13,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

	Nine months ended September 30,		Three months ended September 30,
	2026	2025	2026	2025

Revenue	$7,307	$9,101	$2,591	$2,478
COGS	1,385	2,191	504	533
Gross profit	5,922	6,910	2,087	1,945
Operating expenses:
Research and development (R&D) expenses	742	823	248	267
Selling, general and administrative (SG&A) expenses	4,744	4,377	1,649	1,519
Total operating expenses	5,486	5,200	1,897	1,786
Operating income	436	1,710	190	159
Interest income, net	87	85	24	34
Income before income taxes	523	1,795	214	193
Provision for (benefit from) income taxes	(650)	331	(730)	(65)
Net income	1,173	1,464	944	258
Non-controlling interest share of income	(16)	(28)	(4)	(6)
Net income attributable to Acorn Energy, Inc. stockholders	$1,157	$1,436	$940	$252

Net income per share attributable to Acorn Energy, Inc stockholders – basic and diluted
Basic	$0.46	$0.58	$0.37	$0.10
Diluted	$0.45	$0.57	$0.37	$0.10
Weighted average number of shares outstanding attributable to Acorn Energy, Inc. stockholders – basic and diluted
Basic	2,512	2,494	2,522	2,509
Diluted	2,546	2,538	2,555	2,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED) (IN THOUSANDS)

	Three and Nine Months Ended September 30, 2026
	Number of Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Stockholders’ Equity	Non- controlling interests	Total Equity
Balances as of December 31, 2025	2,505	$25	$103,621	$(92,344)	51	$(3,052)	$8,250	$66	$8,316
Net loss	—	—	—	(77)	—	—	(77)	4	(73)
Stock option exercises	2	*	10	—	—	—	10	—	10
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	197	—	—	—	197	—	197
Balances as of March 31, 2026	2,507	$25	$103,828	$(92,421)	51	$(3,052)	$8,380	$69	$8,449
Net income	—	—	—	294	—	—	294	8	302
Stock option exercises	3	*	*	—	—	—	—	—	—
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	99	—	—	—	99	—	99
Balances as of June 30, 2026	2,510	$25	$103,927	$(92,127)	51	$(3,052)	$8,773	$76	$8,849
Net income	—	—	—	940	—	—	940	4	944
Share exchange	25	*	107	—	—	—	107	(79)	28
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	102	—	—	—	102	—	102
Balances as of September 30, 2026	2,535	$25	$104,136	$(91,187)	51	$(3,052)	$9,922	$—	$9,922

	Three and Nine Months Ended September 30, 2025
	Number of Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Number of Treasury Shares	Treasury Stock	Total Acorn Energy, Inc. Stockholders’ Equity	Non- controlling interests	Total Equity
Balances as of December 31, 2024	2,491	$25	$103,405	$(94,854)	50	$(3,036)	$5,540	$36	$5,576
Net income	—	—	—	464	—	—	464	10	474

Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	61	—	—	—	61	—	61
Balances as of March 31, 2025	2,491	$25	$103,466	$(94,390)	50	$(3,036)	$6,065	$45	$6,110

Net income	—	—	—	720	—	—	720	12	732

Stock option exercises	8	*	48	—	—	—	48	—	48
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	32	—	—	—	32	—	32
Balances as of June 30, 2025	2,499	$25	$103,546	$(93,670)	50	$(3,036)	$6,865	$56	$6,921
Net income	—	—	—	252	—	—	252	6	258
Stock option exercises	6	—	39	—	—	—	39	—	39
Shares repurchased and held in Treasury	—	—	—	—	1	(16)	(16)	—	(16)
Accrued dividend in OmniMetrix preferred shares	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	33	—	—	—	33	—	33
Balances as of September 30, 2025	2,505	$25	$103,618	$(93,418)	51	$(3,052)	$7,173	$61	$7,234

*	less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (IN THOUSANDS)

	Nine months ended September 30,
	2026	2025
Cash flows provided by operating activities:
Net income	$1,173	$1,464
Depreciation and amortization	127	85
Deferred income tax (benefit) expense	(674)	255
Provision for credit losses	2	—
Impairment of inventory	12	15
Non-cash lease expense	173	99
Stock-based compensation	398	126
Accretion of discount on deferred purchase consideration	8	—
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(50)	928
Decrease (increase) in inventory	75	(749)
Decrease in deferred COGS	70	341
(Increase) decrease in other current assets and other assets	(22)	40
Decrease in state income tax receivable	21	10
Increase (decrease) in deferred revenue	55	(756)
Decrease in operating lease liability	(159)	(72)
(Decrease) increase in state income tax payable	(14)	27
Increase (decrease) in accounts payable, accrued expenses, other current liabilities and non-current liabilities	81	(18)
Net cash provided by operating activities	1,276	1,795

Cash flows used in investing activities:
Equipment, furniture and trade show booth purchases	(9)	(7)
Payment for exclusive distribution and commercialization rights	(250)	—
Acquisition of Gen-Tracker business	(1,000)	—
Patents	—	(1)
Investments in technology	(12)	(13)
Leasehold improvements	(11)	(4)
Net cash used in investing activities	(1,282)	(25)

Cash flows provided by financing activities:
Stock repurchases held in Treasury	—	(16)
Stock option exercise proceeds	10	87
Net cash provided by financing activities	10	71

Net increase in cash	4	1,841
Cash at the beginning of the period	4,454	2,326
Cash at the end of the period	$4,458	$4,167

Supplemental cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$16	$39
Non-cash investing and financing activities:
Right-of-use assets	$—	$1,025
Operating lease liability	—	$1,025
Deferred purchase consideration for Gen-Tracker Acquisition	$2,059	$—
Accrued preferred dividends to former CEO of OmniMetrix	$3	$3
Common stock issued in exchange for non-controlling interest and accrued preferred dividends in OmniMetrix	$107	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACORN ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

NOTE 1— BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Acorn Energy, Inc. (“Acorn”) and its subsidiaries, OmniMetrix, LLC (“OmniMetrix”) and OMX Holdings, Inc. (collectively, with Acorn and OmniMetrix, “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The December 31, 2025 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine- and three-month periods ended September 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company’s cash was deposited with a U.S. bank and amounted to $4,458,000 at September 30, 2026. The Company does not believe there is a significant risk of non-performance by its counterparties. For the nine- and three-month periods ended September 30, 2026, there was one customer that represented 12% and 10%, respectively, of the Company’s total invoiced sales. At September 30, 2026, the Company did not have any customers that represented 10% or more of our total accounts receivable. The customer with this concentration of invoiced sales is the customer under the material contract that was executed in June 2024 (the “Material Contract”). Approximately 42% of the accounts receivable at December 31, 2025 was due from the customer under the Material Contract which was subsequently collected in full. Credit risk with respect to the balance of trade receivables is generally diversified due to the number of entities comprising the Company’s customer base. Although we do not believe there is significant risk of non-performance by these counterparties, any failures or defaults on their part could negatively impact the value of our financial instruments and could have a material adverse effect on our business, operations or financial condition.

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

Management conducted an assessment and wrote off inventory deemed obsolete valued at $5,000 and $3,000 in the nine- and three-month periods ended September 30, 2026, respectively. Management wrote off inventory valued at $15,000 and $11,000 in the nine- and three-month periods ended September 30, 2025, respectively.

Intangibles

The Company’s intangible assets are subject to amortization. Intangible assets held prior to the Gen-Tracker Acquisition (see Note 14) are amortized over their estimated useful lives in proportion to the economic benefits received. Intangible assets acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The finite-lived intangible assets acquired in the Gen-Tracker Acquisition, consisting of customer relationships of $1,730,000, a trade name of $67,000 and a non-compete agreement of $50,000, are amortized on a straight-line basis over their estimated useful lives of five to ten years. The amounts assigned to these assets are based on a preliminary purchase price allocation and are subject to adjustment during the measurement period (see Note 14). Amortization expense related to these assets was $13,000 for each of the nine- and three-month periods ended September 30, 2026. The Company evaluates the recoverability of intangible assets periodically by considering events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. No impairment of intangible assets was recognized during the nine and three months ended September 30, 2026.

Goodwill

Goodwill represents the excess of the purchase consideration over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is tested for impairment at the reporting unit level annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company may first assess qualitative factors to determine whether a quantitative impairment test is necessary. If a quantitative test is performed, an impairment loss is recognized for the amount by which the carrying amount of the reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. As of September 30, 2026, goodwill of $1,443,000 related to the Gen-Tracker Acquisition (see Note 14), which is provisional pending completion of the purchase price allocation, is included in the Company’s PG segment. No goodwill impairment was recognized during the nine and three months ended September 30, 2026.

Business Combinations

The Company accounts for business combinations under ASC 805, Business Combinations, using the acquisition method of accounting. Identifiable assets acquired and liabilities assumed are recorded at their estimated fair values as of the acquisition date, and any excess of the purchase consideration over those fair values is recorded as goodwill. Determining these fair values, particularly for acquired intangible assets, requires significant estimates and assumptions, including projected cash flows and discount rates. Purchase price allocations may be provisional and adjusted during the measurement period, which does not exceed one year from the acquisition date, as additional information about facts and circumstances that existed as of the acquisition date is obtained. Acquisition-related costs are expensed as incurred. Deferred consideration that is not contingent on future events is recorded at its acquisition-date fair value and subsequently carried at amortized cost, with the discount accreted to interest expense.

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

Product revenues are recognized at the point in time when control of the product is transferred to the customer, which typically occurs upon shipment or delivery except to the one customer under the Material Contract for which this occurs upon acceptance. To determine when control has transferred, the Company considers if there is a present right to payment and if legal title, physical possession, and the significant risks and rewards of ownership of the asset has transferred to the customer. Revenue from the prepayment of monitoring fees (generally paid twelve months in advance) are recorded as deferred revenue upon receipt of payment from the customer and then recognized to revenue over the monitoring service period. This method provides a faithful depiction of the transfer of services as it aligns the recognition of revenue with the period in which the monitoring services are provided. By deferring the revenue and recognizing it over the service period, the financial statements accurately reflect the Company’s performance and obligations to its customers. See Notes 11 and 12 for the disaggregation of the Company’s revenue for the periods presented.

Any sales tax, value added tax, and other tax the Company collects concurrent with revenue-producing activities are excluded from revenue.

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

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. During the year ended December 31, 2025, the Company recorded a reduction in the valuation allowance of $1,074,000 that was previously recorded against our deferred tax assets. During the three and nine months ended September 30, 2026, the Company recorded a reduction in the valuation allowance of $780,000 that was previously recorded against our deferred tax assets. As of September 30, 2026 and December 31, 2025, we believe that a partial valuation allowance of $9,546,000 and $10,326,000, respectively, is necessary against our deferred tax assets. Management will continue to assess the need for the valuation allowance and will make adjustments when appropriate. Management’s projections and beliefs are based upon a variety of estimates and numerous assumptions made by our management with respect to, among other things, interest rates, forecasted revenue of the hardware sales and monitoring revenue or revenue streams that could generate sufficient income so that the Company can utilize our net operating loss (NOL) carryforwards and other matters, many of which are difficult to predict, are subject to significant uncertainties and are beyond our control. As a result, there is inherently uncertainty that the estimates and assumptions upon which these projections and beliefs are based will prove to be accurate, that the anticipated results will be realized or that the actual results will not be substantially higher or lower than the Company projected.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more likely-than-not recognition threshold, the company recognizes the largest amount of tax benefit is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited condensed consolidated statements of operations. No accrued interest or penalties were required to be included in the related tax liability line in the unaudited condensed consolidated balance sheet as of September 30, 2026 and in the consolidated balance sheet as of December 31, 2025.

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

The combined weighted average number of options that were excluded from the computation of diluted income per share, as they had an antidilutive effect, was 59,000 (which have a weighted average exercise price of $18.98) for the nine-month period ended September 30, 2026. The combined weighted average number of options that were excluded from the computation of diluted income per share, as they had an antidilutive effect, was 63,000 (which have a weighted average exercise price of $19.02) for the three-month period ended September 30, 2026. The combined weighted average number of options that were excluded from the computation of diluted net income per share, as they had an antidilutive effect, was 7,000 (with a weighted average exercise price of $17.51) for the nine-month period ended September 30, 2025. There were no antidilutive options excluded from the computation of diluted net income per share in the three-month period ended September 30, 2025.

The following data represents the amounts used in computing earnings per share and the effect on net income and the weighted average number of shares of dilutive potential common stock (in thousands, except per share data):

	Nine months ended September 30,		Three months ended September 30,
	2026	2025	2026	2025
Net income attributable to common stockholders	$1,157	$1,436	$940	$252

Weighted average shares outstanding:
-Basic	2,512	2,494	2,522	2,509
Add: Stock options	34	44	33	45
-Diluted	2,546	2,538	2,555	2,554

Basic net income per share	$0.46	$0.58	$0.37	$0.10
Diluted net income per share	$0.45	$0.57	$0.37	$0.10

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

In September 2025, the FASB issued Accounting Standards Update No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 removes all references to prescriptive and sequential software development project stages and requires an entity to begin capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 also incorporates the guidance on website development costs into Subtopic 350-40. ASU 2025-06 is effective for us for annual reporting periods beginning in fiscal 2028, including interim reporting periods within that annual period, and may be applied on a prospective, modified or retrospective basis. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and disclosures.

In December 2025, the FASB issued Accounting Standards Update No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 clarifies the form, content and applicability of interim financial statements and notes and provides a comprehensive list of the disclosures required in interim reporting periods. ASU 2025-11 is effective for us for interim reporting periods beginning in fiscal 2028. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its interim consolidated financial statement disclosures.

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

NOTE 3—LIQUIDITY

The Company expects that its existing cash as of September 30, 2026 of $4,458,000 will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these financial statements.

At September 30, 2026, the Company had working capital of $2,449,000. Its working capital includes $4,458,000 of cash and deferred revenue of $3,643,000. Such deferred revenue does not require a significant cash outlay for the revenue to be recognized. Total deferred revenue increased by $645,000, from $3,409,000 at December 31, 2025 to $4,054,000 at September 30, 2026, primarily as a result of deferred revenue assumed in the Gen-Tracker Acquisition. Net cash increased during the nine-month period ended September 30, 2026 by $4,000, with $1,276,000 provided by operating activities, $1,282,000 used in investing activities of which $1,000,000 was the cash paid at closing for the Gen-Tracker Acquisition and $250,000 was the payment pursuant to the technology partnership agreement executed January 1, 2026, and $10,000 provided by financing activities.

NOTE 4—ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The Company has historically experienced immaterial write-offs given the nature of the customers that receive credit. As of September 30, 2026, the Company had gross receivables of $1,315,000 and an allowance for credit losses of $195,000, including $185,000 related to receivables acquired in the Gen-Tracker Acquisition.

	For the nine months ended September 30, 2026	For the year ended December 31, 2025
	(in thousands)
Accounts Receivable, net, beginning of period	$887	$1,933
Accounts Receivable, net, end of period	$1,120	$887

In connection with the Gen-Tracker Acquisition, the Company acquired trade accounts receivable with a contractual value of $370,000, a significant portion of which had been outstanding for one year or more as of the Acquisition Date. Because these receivables had experienced a more-than-insignificant deterioration in credit quality since origination, the Company accounted for them as purchased financial assets with credit deterioration. At the Acquisition Date, the Company recorded gross receivables of $370,000 and an allowance for credit losses of $185,000, which was netted against the gross receivable amount in the purchase price allocation rather than recognized as credit loss expense. There was no non-credit discount or premium.

The following is a tabular reconciliation of the Company’s allowance for credit losses:

	For the nine months ended September 30, 2026	For the year ended December 31, 2025
	(in thousands)
Balance at beginning of period	$5	$4
Increase in provision for credit losses	2	1
Net credits	3	—
Allowance on purchased credit-deteriorated receivables acquired in the Gen-Tracker Acquisition (see Note 14)	185	—
Balance at end of period	$195	$5

NOTE 5—INVENTORY

	As of
	September 30, 2026	December 31, 2025
	(in thousands)
Raw materials	$1,279	$702
Finished goods	62	552
	$1,341	$1,254

At September 30, 2026 and December 31, 2025, the Company’s inventory reserve for obsolescence was $13,000 and $6,000, respectively.

In connection with the Gen-Tracker Acquisition, the Company acquired hardware inventory of $174,000 (see Note 14). The acquired inventory was recorded at its estimated fair value as of the Acquisition Date, which management determined based on a physical count of the inventory priced using recent vendor invoices.

NOTE 6—INTANGIBLES, NET

On January 1, 2026, OmniMetrix entered into a Technology Partnership Agreement (the “AIO Agreement”) with AIO Systems Ltd., an Israeli technology company (“AIO”). Under the AIO Agreement, OmniMetrix obtained the exclusive right to market, distribute, integrate, and sell AIO’s centralized monitoring and management related products and services. The Company evaluated the payment and concluded that the payment represents consideration for the acquisition of identifiable intangible rights and deliverables, principally consisting of (i) the exclusive distribution rights granted in the Territory, as defined in the AIO Agreement, and (ii) the contractually-required market-readiness deliverables.

The AIO Agreement has been classified as a finite-lived intangible asset and is being amortized on a straight-line basis over its estimated useful life of five (5) years, which corresponds to the minimum contractual performance period of the AIO Agreement. Amortization commenced when the asset became available for its intended use, which the Company determined to have occurred on April 1, 2026, the date AIO completed installation of the operational demonstration unit. This is the date on which OmniMetrix became able to commence its commercialization activities under the AIO Agreement. Amortization expense during the nine- and three-month periods ended September 30, 2026 was $25,000 and $12,000, respectively.

In connection with the Gen-Tracker Acquisition on September 9, 2026, the Company acquired finite-lived intangible assets with an aggregate preliminary fair value of $1,847,000, consisting of customer relationships of $1,730,000, a trade name of $67,000 and a non-compete agreement of $50,000. These assets are being amortized on a straight-line basis over estimated useful lives of eight years, ten years and five years, respectively, resulting in a weighted-average amortization period of approximately eight years. Amortization expense related to these assets was $13,000 for each of the nine- and three-month periods ended September 30, 2026. The amounts assigned to these assets are provisional and subject to adjustment during the measurement period upon completion of the purchase price allocation. See Note 14.

Patents are amortized over the patent term, which on average is twenty years.

	Estimated	As of
	Useful Life (in years)	September 30, 2026	December 31, 2025
		(in thousands)
Cost:
Exclusive distribution and commercialization rights	5	$250	$—
Customer relationships	8	1,730	—
Trade name	10	67	—
Non-compete agreement	5	50	—
Patents	Patent term	22	22
		2,119	22
Accumulated amortization
Exclusive distribution and commercialization rights		25
Customer relationships		12
Trade name		*
Non-compete agreement		1
Patents		6	5
		44	5
Intangibles, net		$2,075	$17

Estimated future amortization expense as of September 30, 2026 is as follows (in thousands):

Twelve months ended September 30,
2027	284
2028	284
2029	284
2030	284
2031	259
Thereafter	680
Total	$2,075

NOTE 7—LEASES

OmniMetrix leases office space and office equipment under operating lease agreements. The office lease, originally set to expire on September 30, 2025, was amended on June 20, 2025, to extend the lease term through November 30, 2030. The amendment also includes scheduled increases in monthly base rent, as well as a tenant improvement allowance of up to $14,000 for qualifying alterations if completed by September 30, 2026. The Company concluded that the amendment constitutes a modification event under ASC 842 and the Company reassessed and remeasured the lease. The Company remeasured the lease payments based on the updated lease term and incremental borrowing rate, and adjusted the right-of-use asset and lease liability accordingly. The lease was determined to still represent an operating lease. Operating lease cost, net of sublease income, for the nine-month periods ended September 30, 2026 and 2025 was $173,000 and $127,000, respectively. Operating lease cost for the three-month periods ended September 30, 2026 and 2025 was $58,000 and $59,000, respectively.

In connection with the Gen-Tracker Acquisition (see Note 14), OmniMetrix entered into a one-year lease of the Gen-Tracker facility in Minnesota with an affiliate of Generator Solutions, at a monthly rent of $9,000. The Company elected the short-term lease exemption under ASC 842, so no right-of-use asset or lease liability has been recognized for this lease, and the lease payments are recognized as lease expense on a straight-line basis over the lease term. Short-term lease cost was $6,000 for the three- and nine-month periods ended September 30, 2026.

The present value of future minimum lease payments on non-cancelable operating leases as of September 30, 2026 using a discount rate of 6% is $930,000. The 6% discount rate used is the incremental borrowing rate (established at the commencement of the lease), which, as defined in ASC 842: Leases, is the rate of interest that a lessee would have had to pay to borrow, on a collateralized basis, over a similar term and in a similar economic environment, an amount equal to the lease payments.

Supplemental cash flow information related to leases consisted of the following (in thousands):

	For the Nine Months Ending September 30,
	2026	2025
Cash paid for operating lease liabilities	$159	$99

Supplemental balance sheet information related to leases consisted of the following:

As of September 30, 2026
Weighted average remaining lease terms for operating leases	4.17 years

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms of more than one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of September 30, 2026 (in thousands):

Year ended September 30,
2027	$237
2028	246
2029	256
2030	266
2031	46
Total undiscounted cash flows	1,051
Less: Imputed interest	(121)
Present value of operating lease liabilities (a)	$930

(a)	Includes current portion of $187,000 for operating leases.

On July 6, 2021, the Company entered into an agreement with King Industrial Realty, Inc., to sublease from the Company 1,900 square feet of office space of the Company’s 21,000 square feet of office and production space in the Hamilton Mill Business Park located in Buford, Georgia. The sublease was amended on August 15, 2025 to extend the term through September 30, 2028 and to provide a monthly sublease payment of $3,374 (plus an annual escalator each year of 4%) which includes the base rent plus a pro-rata share of utilities, property taxes and insurance. Fifty percent of any excess rent received above the per square foot amount that the Company pays is remitted to the Company’s landlord less the allocation of any shared expenses and leasehold improvements specific to the sublease. For the nine- and three-month periods ended September 30, 2026, after the offset of the investment in leasehold improvements and other expenses related to the sublease, the total amount due to our landlord under the sublease was $5,000 and $2,000, respectively.

Below are the future gross payments expected to be received by the Company under the sublease (in thousands):

Year ended September 30,
2027	$42
2028	44
2029	—
Total undiscounted cash flows	$86

NOTE 8—COMMITMENTS AND CONTINGENCIES

The Company has $930,000 in operating lease obligations payable through November 30, 2030 and $180,000 in other contractual obligations which includes contractual services and software license agreements. The contractual services include $175,000 payable through September 30, 2027. The software license agreements of $5,000 are all payable through September 30, 2027. The Company also has $1,007,000 in open purchase order commitments payable through September 30, 2027, of which $913,000 (91%) is to one electronics vendor.

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

NOTE 9— STOCKHOLDERS’ EQUITY

(a) General

At September 30, 2026, Acorn had 2,585,805 shares issued and 2,534,714 shares outstanding of its common stock, par value $0.01 per share. Holders of outstanding common stock are entitled to receive dividends when and if declared by the Board and to share ratably in the assets of the Company legally available for distribution in the event of a liquidation, dissolution or winding up of the Company.

The Company is not authorized to issue preferred stock. Accordingly, no preferred stock is issued or outstanding.

On August 17, 2026, Acorn entered into a letter agreement with Walter Czarnecki, the former Chief Executive Officer of OmniMetrix, under which Mr. Czarnecki exchanged the 100 shares of Series A preferred stock of OMX Holdings, Inc. (“OMX”) held by him, together with all of his other rights in the equity of OMX, including accrued and unpaid dividends of approximately $28,500 on those shares, for 25,096 shares of Acorn common stock (the “Share Exchange”). No cash was exchanged. The shares were issued in a private transaction exempt from registration under the Securities Act of 1933, as amended, and are “restricted securities.” Following the Share Exchange, OMX (which holds 100% of the equity interests of OmniMetrix) is wholly owned by Acorn, and the Company no longer has any non-controlling interest. Because Acorn retained control of OMX, the Share Exchange was accounted for as an equity transaction under ASC 810, Consolidation. The non-controlling interest, calculated through the date of the agreement, was eliminated, and no gain or loss was recognized.

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

On September 16, 2026, the Company’s stockholders approved the Acorn Energy, Inc. 2026 Stock Incentive Plan (the “2026 Plan”) at the Company’s Annual Meeting of Stockholders. The 2026 Plan permits the grant of cash-based awards, nonqualified and incentive stock options, share appreciation rights, restricted shares, restricted share units, performance shares, performance units and other share-based awards to officers, employees, directors and third-party service providers of the Company and its existing or future subsidiaries. Subject to adjustment as provided in the 2026 Plan, a maximum of 200,000 shares of common stock is authorized for issuance under the 2026 Plan. Options granted under the 2026 Plan must have an exercise price of not less than 100% of the fair market value of the common stock on the date of grant and may not be exercised later than the tenth anniversary of the date of grant. Unless sooner terminated, the 2026 Plan will terminate on December 31, 2036.

At September 30, 2026, 200,000 shares were available for grant under the 2026 Plan, and 1,924 options were available for grant under the Amended and Restated 2006 Stock Incentive Plan (the “2006 Plan”), and no options were available for grant under the 2006 Stock Option Plan for Non-Employee Directors. During the nine-month period ended September 30, 2026, 62,500 options were issued. The options were issued as follows: an aggregate of 12,500 to directors (excluding the CEO), 25,000 to the CEO and 25,000 to the CFO. In the nine-month period ended September 30, 2026, there were no grants to non-employees (other than the directors, CEO and CFO). No options were issued during the three-month period ended September 30, 2026.

During the nine- and three-month periods ended September 30, 2026, 4,992 and 0 options were exercised, respectively. The Company utilized the Black-Scholes option-pricing model to estimate fair value, utilizing the following assumptions for the respective years (all in weighted averages):

	Number of Options (in shares)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2025	63,311	$7.73	3.3 years	$476,000
Granted	62,500	19.02
Cancelled/expired	(1,189)	4.84
Exercised	(4,992)	4.89
Outstanding at September 30, 2026	119,630	$13.77	4.6 years	$833,000
Exercisable at September 30, 2026	77,866	$11.12	3.8 years	$749,000

The fair value of the options granted during the nine-month period ended September 30, 2026 was estimated to be $841,000 on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	3.86%
Expected term of options	5.5 years
Expected annual volatility	83.8%
Expected dividend yield	—%

(c) Stock Option Compensation Expense

Stock option compensation expense included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations was $398,000 and $126,000 for the nine-month periods ended September 30, 2026 and 2025, respectively, and $102,000 and $33,000 for the three-month periods ended September 30, 2026 and 2025, respectively.

The total compensation cost related to non-vested awards not yet recognized was $453,000 as of September 30, 2026 which will be recognized over the next eight quarters.

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

For the nine months ended September 30, 2026 and September 30, 2025, the Company recognized a net income tax benefit of $650,000 and net income tax expense of $331,000, respectively. The effective tax rate for the nine months ended September 30, 2026 and September 30, 2025 was (124.3%) and 18.4%, respectively. For the three months ended September 30, 2026 and September 30, 2025, the Company recognized income tax benefits of $730,000 and $65,000, respectively. The effective tax rate for the three months ended September 30, 2026 and September 30, 2025 was (341.1%) and (33.7%), respectively. The Company’s effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to a discrete tax benefit of approximately $780,000 from a partial release of the valuation allowance on the Company’s deferred tax assets, as well as state income taxes. The Company recognized an income tax benefit despite positive pretax income due to the discrete valuation allowance release exceeding the income tax expense on ordinary income for the period.

The Company’s current position is to elect under Section 59(e) of the Internal Revenue Code to amortize its domestic research and experimental expenditures over a longer recovery period. This lowers the Company’s annual tax amortization of these costs and increases its projected taxable income in the near term. In addition, the Company’s updated forecasts reflect higher expected future earnings due to the recent acquisition. As a result, the Company now expects to use certain federal net operating loss carryforwards that were previously expected to expire unused. Based on this positive evidence, the Company concluded that it is more likely than not that approximately $780,000 of the related net operating loss deferred tax assets will be realized, and released the corresponding valuation allowance as a discrete item in the period. The Company continues to maintain a valuation allowance of $9,546,000 against deferred tax assets whose realization remains uncertain. The Company did not have any unrecognized tax benefits as of September 30, 2026 or December 31, 2025.

The Company files a consolidated U.S. income tax return and tax returns in certain state and local jurisdictions. As of September 30, 2026, the Company is no longer subject to federal examination for years before 2022, or for years before 2021 for state income taxes. However, our tax attribute carryforwards from closed tax years may be subject to examination to the extent utilized in an open tax year. The Company does not expect that our unrecognized tax benefits will change within the next twelve months due to statute of limitation lapses.

NOTE 11— SEGMENT REPORTING

As of September 30, 2026, the Company operates in three reportable operating segments, each of which is performed through the Company’s OmniMetrix subsidiary:

●	Power Generation (“PG”). OmniMetrix’s PG services provide wireless remote monitoring and control systems and Internet of Things (“IoT”) applications for commercial/industrial and residential power generation equipment. In 2025, the Company launched the Omni family of products—the OmniPro commercial monitor and the Omni residential monitor—built on a new proprietary common communications core called the OCOM, a platform designed to enhance connectivity, reliability and performance in remote monitoring systems. These products are replacing the Company’s legacy TrueGuard and AIRGuard product lines, offering enhanced flexibility, expandability, and improved connectivity with easier installation. Following the Gen-Tracker Acquisition in September 2026 (see Note 14), PG also includes the Gen-Tracker product line: the GTU Series, which monitors standby generators of virtually any make, model or age through the automatic transfer switch, and the MBX Series, which connects directly to the generator controller. OmniMetrix also offers the Smart Annunciator product for commercial customers who require a visual representation of generator status via a touchscreen display.

●	Cathodic Protection (“CP”). OmniMetrix’s CP services provide remote monitoring and control products for cathodic protection systems on gas pipelines serving the gas utilities market and pipeline operators. The CP product lineup includes solutions to remotely monitor and control rectifiers, test stations and bonds. In 2025, the Company launched the RADex, an OCOM-based expansion of the Company’s RAD™ (Remote AC Mitigation Disconnect) that adds cathodic protection measurements while retaining the ability to remotely disconnect/connect AC mitigation tools on solid-state decouplers, reducing expense and increasing employee safety.

●	Infrastructure Solutions (“IS”). OmniMetrix’s IS services provide smart infrastructure monitoring hardware, software and solutions for telecommunications, energy and data center infrastructure asset management in the North American market. Under a Technology Partnership Agreement effective January 1, 2026 with AIO Systems Ltd. (“AIO”), an Israel-based technology company, OmniMetrix has the exclusive right to market, distribute, integrate and sell, on a white-label basis, AIO’s IoT monitoring controllers, sensors, power management devices, security products, environmental monitoring equipment, and a cloud-based Management-of-Management (MOM) platform that provides centralized monitoring, alerting, ticketing and workflow orchestration for telecommunications towers, energy sites and data centers. Revenue in the IS segment is expected to be derived from hardware product sales, recurring monitoring service contracts and other bundled arrangements. The IS segment had no revenue for the nine months ended September 30, 2026 as operations were in the pre-revenue stage.

The Company’s reportable segments are strategic business units, offering different products and services, and are organized based on the end markets they serve.

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

The Company does not allocate assets, liabilities or equity to its segments. Only income statement activity is reported by segment, and segment results include depreciation expense without allocation of the related assets.

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

The following tables represent segment data for the nine- and three-month periods ended September 30, 2026 and 2025 (in thousands):

	PG	CP	IS	Total
Nine months ended September 30, 2026:
Revenues from external customers	$6,892	$415	$—	$7,307
COGS	1,261	124	—	1,385
Segment gross profit	5,631	291	—	5,922
R&D expense	643	99	—	742
SG&A expense	3,134	260	116	3,510
Segment operating income (loss)	1,854	(68)	(116)	1,670
Interest income	89	6	—	95
Interest expense – accretion of discount on deferred acquisition consideration	(8)	—	—	(8)
Segment income (loss) before income taxes	$1,935	$(62)	$(116)	$1,757

Nine months ended September 30, 2025:
Revenues from external customers	$8,507	$594	—	$9,101
COGS	1,976	215	—	2,191
Segment gross profit	6,531	379	—	6,910
R&D expense	767	56	—	823
SG&A expense	3,024	221	—	3,245
Segment operating income	2,740	102	—	2,842
Interest income, net	76	6	—	82
Segment income before income taxes	$2,816	$108	—	$2,924

	PG	CP	IS	Total
Three months ended September 30, 2026:
Revenues from external customers	$2,442	$149	$—	$2,591
COGS	457	47	—	504
Segment gross profit	1,985	102	—	2,087
R&D expense	211	37	—	248
SG&A expense	1,164	86	36	1,286
Segment operating income (loss)	610	(21)	(36)	553
Interest income, net	30	2	—	32
Interest expense – accretion of discount on deferred acquisition consideration	(8)	—	—	(8)
Segment income (loss) before income taxes	$632	$(19)	$(36)	$577

Three months ended September 30, 2025:
Revenues from external customers	$2,260	$218	—	$2,478
COGS	451	82	—	533
Segment gross profit	1,809	136	—	1,945
R&D expense	243	24	—	267
SG&A expense	999	73	—	1,072
Segment operating income	567	39	—	606
Interest income, net	30	3	—	33
Segment income before income taxes	$597	$42	—	$639

Reconciliation of Segment Income to Consolidated Net Income Before Income Taxes

	Nine months ended September 30,		Three months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Total net income before income taxes for reportable segments	$1,757	$2,924	$577	$639
Unallocated cost of corporate headquarters	(1,234)	(1,129)	(363)	(446)
Consolidated net income before income taxes	$523	$1,795	$214	$193

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

The following table disaggregates the Company’s revenue for the nine- and three-month periods ended September 30, 2026 and 2025 (in thousands):

	Hardware	Monitoring	Total
Nine months ended September 30, 2026:
PG Segment	$2,676	$4,216	$6,892
CP Segment	239	176	415
Total Revenue	$2,915	$4,392	$7,307

	Hardware	Monitoring	Total
Nine months ended September 30, 2025:
PG Segment	$4,542	$3,965	$8,507
CP Segment	410	184	594
Total Revenue	$4,952	$4,149	$9,101

The IS segment had no revenue for the nine months ended September 30, 2026 as operations were in the pre-revenue stage.

	Hardware	Monitoring	Total
Three months ended September 30, 2026:
PG Segment	$950	$1,492	$2,442
CP Segment	91	58	149
Total Revenue	$1,041	$1,550	$2,591

	Hardware	Monitoring	Total
Three months ended September 30, 2025:
PG Segment	$761	$1,499	$2,260
CP Segment	157	61	218
Total Revenue	$918	$1,560	$2,478

The IS segment had no revenue for the three months ended September 30, 2026 as operations were in the pre-revenue stage.

Deferred revenue activity for the nine months ended September 30, 2026 can be seen in the table below (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2025	$168	$3,241	$3,409
Additions during the period	—	4,615	4,615
Assumed in the Gen-Tracker Acquisition (see Note 14)	—	590	590
Recognized as revenue	(168)	(4,392)	(4,560)
Balance at September 30, 2026	$—	$4,054	$4,054

Amounts to be recognized as revenue in the twelve-month period ending:
September 30, 2027	$—	3,643	3,643
September 30, 2028	—	399	399
September 30, 2029 and thereafter	—	12	12
	$—	4,054	4,054

The amount of hardware revenue recognized during the nine months ended September 30, 2026 that was included in deferred revenue at the beginning of the fiscal year was $168,000. The amount of monitoring revenue during the nine months ended September 30, 2026 that was included in deferred revenue at the beginning of the fiscal year was $2,797,000.

The following table provides a reconciliation of the Company’s hardware revenue for the nine- and three-month periods ended September 30, 2026 and 2025 (in thousands):

	Nine months ended September 30,		Three months ended September 30,
Reconciliation of Hardware Revenue	2026	2025	2026	2025
Amortization of deferred revenue	$168	$800	$5	$215
Sales of custom designed units and related accessories	94	58	17	—
Hardware sales	2,128	3,708	766	548
Other accessories, services, shipping and miscellaneous charges	525	386	253	155
Total hardware revenue	$2,915	$4,952	$1,041	$918

Deferred COGS relate only to the sale of equipment. Deferred COGS activity for the nine-month period ended September 30, 2026 can be seen in the table below (in thousands):

Balance at December 31, 2025	$70
Additions, net of adjustments, during the period	—
Recognized as COGS	(70)
Balance at September 30, 2026	$—

Amounts to be recognized as COGS in the twelve-month-period ending:
September 30, 2027	$—

The following table provides a reconciliation of the Company’s COGS expense for the nine- and three-month periods ended September 30, 2026 and 2025 (in thousands):

	Nine months ended September 30,		Three months ended September 30,
Reconciliation of COGS Expense	2026	2025	2026	2025
Amortization of deferred COGS	$70	$342	$2	$91
COGS of custom designed units and related accessories	34	16	7	—
COGS of hardware sales	771	1,335	266	246
Data costs for monitoring	219	219	73	73
Other COGS of accessories, services, shipping and miscellaneous charges	291	279	156	122
Total COGS expense	$1,385	$2,191	$504	$533

The following table provides a reconciliation of the Company’s sales commissions contract assets for the nine-month period ended September 30, 2026 (in thousands):

	Hardware	Monitoring	Total
Balance at December 31, 2025	$16	$148	$164
Additions during the period	—	39	39
Amortization of sales commissions	(16)	(50)	(66)
Balance at September 30, 2026	$—	137	137

The capitalized sales commissions are included in other current assets ($58,000) and other assets ($79,000) in the Company’s unaudited condensed consolidated balance sheet at September 30, 2026. The capitalized sales commissions are included in other current assets ($76,000) and other assets ($88,000) in the Company’s condensed consolidated balance sheet at December 31, 2025.

Amounts to be recognized as sales commission expense in the twelve-month period ending (in thousands):

September 30, 2027	$58
September 30, 2028	46
September 30, 2029 and thereafter	33
$137

NOTE 13—RELATED PARTY BALANCES AND TRANSACTIONS

Officer and Director Fees

The Company recorded consulting service fees to officers of $442,000 and $403,000 for the nine-month periods ended September 30, 2026 and 2025, respectively, and $140,000 and $134,000 for the three-month periods ended September 30, 2026 and 2025, respectively, which are included in selling, general and administrative expenses.

The Company recorded fees to directors of $56,000 for each of the nine-month periods ended September 30, 2026 and 2025, and $19,000 for each of for the three-month periods ended September 30, 2026 and 2025, which are included in selling, general and administrative expenses.

Share Exchange with Former OmniMetrix Chief Executive Officer

On August 17, 2026, Acorn issued 25,096 shares of its common stock to Walter Czarnecki, the former Chief Executive Officer of OmniMetrix, in exchange for his 100 shares of Series A preferred stock of OMX and the accrued dividends of approximately $28,500 on those shares. See Note 9.

NOTE 14—ACQUISITION

On September 9, 2026 (the “Acquisition Date”), OmniMetrix acquired substantially all of the assets, and assumed certain liabilities, of Generator Solutions, Inc. (“Generator Solutions”), a provider of remote monitoring systems for standby generators under the “Gen-Tracker” brand name, pursuant to an asset purchase agreement dated September 9, 2026 (the “Gen-Tracker Acquisition”). The Company assumed operations of the Gen-Tracker business on September 10, 2026. The acquired assets include customer accounts, dealer relationships, trade names, trademarks, technology, accounts receivable and hardware inventory, and the liabilities assumed consist of obligations to provide monitoring services for which Generator Solutions had collected payment before the Acquisition Date. No value was assigned to the acquired Gen-Tracker technology because market participants would be expected to have their own monitoring devices and customer data portals and to migrate the acquired customers to those existing monitoring platforms and, accordingly, would not ascribe value to the Gen-Tracker technology. At the Acquisition Date, Gen-Tracker served approximately 5,000 active monitoring connections. The four full-time employees of Generator Solutions joined OmniMetrix. The Gen-Tracker Acquisition expands OmniMetrix’s standby generator monitoring customer base and dealer network.

Total contractual consideration is $3,500,000, consisting of $1,000,000 in cash paid on the Acquisition Date and deferred cash payments of $450,000 on each of the first four anniversaries of the Acquisition Date and a final payment of $700,000 on the fifth anniversary of the Acquisition Date. The deferred payments are not contingent on future events, are guaranteed by the Company, and are subject to acceleration upon certain events, including a sale of OmniMetrix or the acquired business. The deferred payments were recorded at their estimated fair value of $2,059,000 as of the Acquisition Date, determined using a discount rate of 6.38%, resulting in total purchase consideration of $3,059,000. The deferred consideration is carried at amortized cost. Its carrying value at September 30, 2026 approximates fair value, because the liability was recorded at fair value on the Acquisition Date using a discount rate based on the Company’s borrowing rate, which has not changed significantly since that date. The fair value is a Level 3 measurement. At September 30, 2026, the deferred consideration liability was $2,067,000, of which $326,000 is classified as a current liability and $1,741,000 is classified as a long-term liability. The discount is accreted to interest expense using the effective interest method, and accretion of $8,000 was recognized for the three and nine months ended September 30, 2026.

The Company accounted for the Gen-Tracker Acquisition as a business combination under Accounting Standards Codification (“ASC”) 805, Business Combinations, using the acquisition method of accounting. The purchase consideration has been allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values as of the Acquisition Date as follows:

Accounts receivable	$185,000
Inventory	174,000
Customer relationships	1,730,000
Trade name	67,000
Non-compete agreement	50,000
Goodwill	1,443,000
Total assets acquired	3,649,000
Deferred revenue (contract liabilities) assumed	(590,000)
Total purchase consideration	$3,059,000

Goodwill is attributable primarily to the assembled workforce, the elimination of a competitor in the standby generator monitoring market, and the expected synergies of serving Gen-Tracker’s customers and dealers through OmniMetrix’s existing monitoring platform and operations. Goodwill has been assigned to the Company’s PG segment and is expected to be deductible for income tax purposes over 15 years, except that the portion related to the deferred payments will become deductible as those payments are made. The acquired finite-lived intangible assets, totaling $1,847,000, are being amortized on a straight-line basis over estimated useful lives of eight years for customer relationships, ten years for the trade name and five years for the non-compete agreement, resulting in a weighted-average amortization period of approximately eight years. These finite-lived intangible assets are also expected to be deductible for income tax purposes over 15 years. Acquired accounts receivable had a gross contractual amount of $370,000, of which approximately $185,000 was not expected to be collected at the Acquisition Date. These receivables were accounted for as purchased financial assets with credit deterioration, and an allowance for credit losses of $185,000 was recorded at the Acquisition Date (see Note 4). The purchase price allocation is preliminary and subject to change as the Company completes the independent valuation of the acquired intangible assets, which was in draft form as of the date of this report. The amounts recognized for identifiable intangible assets and goodwill are provisional and may be adjusted during the measurement period, which will not exceed one year from the Acquisition Date.

The results of the acquired Gen-Tracker operations have been included in the Company’s PG segment from September 10, 2026, the date the Company assumed operations. Revenue and gross profit attributable to the acquired operations from September 10, 2026 through September 30, 2026 were $78,000 and $62,000, respectively. Revenue consisted of $68,000 of monitoring revenue recognized from the deferred revenue assumed in the acquisition and $10,000 of hardware sales. Upon acquisition, the Gen-Tracker operations and employees were integrated into OmniMetrix, and former Generator Solutions personnel also perform services for OmniMetrix’s existing operations. Acquisition-related costs of $71,000 were expensed as incurred and are included in selling, general and administrative expenses for the three and nine months ended September 30, 2026. In connection with the acquisition, OmniMetrix entered into a short-term lease of the Gen-Tracker facility with an affiliate of Generator Solutions and employed the four full-time former employees of Generator Solutions. These arrangements are accounted for separately from the business combination, and the related costs are expensed as incurred.

The operating results of Gen-Tracker have been included in the Company’s condensed consolidated financial statements from September 10, 2026, the date the Company assumed operations. Because the Gen-Tracker operations were integrated into OmniMetrix upon acquisition, former Generator Solutions personnel also perform services for OmniMetrix’s existing operations, and operating expenses are not separately tracked by product line, any allocation of operating expenses to Gen-Tracker would be arbitrary. Accordingly, it is impracticable to determine the earnings attributable to Gen-Tracker since the Acquisition Date, and only the revenue and gross profit of the acquired operations are disclosed above.

The following unaudited supplemental pro forma information presents the combined results of operations of the Company and Gen-Tracker as if the acquisition had occurred on January 1, 2025 (in thousands, except per share data):

	Nine months ended September 30,		Three months ended September 30,
	2026	2025	2026	2025
Revenue	$8,330	$10,237	$2,897	$2,880
Net income attributable to Acorn Energy, Inc. stockholders	$1,361	$1,503	$1,060	$306

Net income per share attributable to Acorn Energy, Inc. stockholders:
Basic	$0.54	$0.60	$0.42	$0.12
Diluted	$0.53	$0.59	$0.41	$0.12

The supplemental pro forma information reflects adjustments for (i) amortization of the acquired intangible assets, (ii) accretion of the discount on the deferred purchase consideration, (iii) Gen-Tracker’s historical results adjusted to U.S. GAAP and to exclude assets and costs not acquired or continued, including the replacement of historical personnel and facility costs with the compensation of the employees retained and the facility lease entered into in connection with the acquisition, and (iv) the reclassification of acquisition-related costs of $71,000 incurred in the three months ended September 30, 2026 to the nine months ended September 30, 2025. The reclassification of acquisition-related costs is the only material nonrecurring pro forma adjustment; the amortization and accretion adjustments are recurring in nature. The pro forma adjustments were tax-effected at the Company’s estimated blended statutory rates of 22.4% and 23.2% for 2026 and 2025, respectively. The supplemental pro forma information is not necessarily indicative of the results that would have been achieved had the acquisition occurred on January 1, 2025, nor of future results.

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

	Nine months ended September 30, 2026
	OmniMetrix	Acorn	Total
Revenue	$7,307	$—	$7,307
COGS	1,385	—	1,385
Gross profit	5,922	—	5,922
Gross profit margin	81%		81%
R&D expenses	742	—	742
SG&A expenses	3,510	1,234	4,744
Operating income (loss)	$1,670	$(1,234)	$436

	Nine months ended September 30, 2025
	OmniMetrix	Acorn	Total
Revenue	$9,101	$—	$9,101
COGS	2,191	—	2,191
Gross profit	6,910	—	6,910
Gross profit margin	76%		76%
R&D expenses	823	—	823
SG&A expenses	3,245	1,132	4,377
Operating income (loss)	$2,842	$(1,132)	$1,710

	Three months ended September 30, 2026
	OmniMetrix	Acorn	Total
Revenue	$2,591	$—	$2,591
COGS	504	—	504
Gross profit	2,087	—	2,087
Gross profit margin	81%		81%
R&D expenses	248	—	248
SG&A expenses	1,286	363	1,649
Operating income (loss)	$553	$(363)	$190

	Three months ended September 30, 2025
	OmniMetrix	Acorn	Total
Revenue	$2,478	$—	$2,478
COGS	533	—	533
Gross profit	1,945	—	1,945
Gross profit margin	78%		78%
R&D expenses	267	—	267
SG&A expenses	1,072	447	1,519
Operating income (loss)	$606	$(447)	$159

BACKLOG

As of September 30, 2026, OmniMetrix had a backlog of $4,054,000, primarily comprised of deferred revenue, of which $3,643,000 is expected to be recognized as revenue in the next twelve months. This compares to a backlog of $3,575,000 at September 30, 2025.

RECENT DEVELOPMENTS

On January 1, 2026, OmniMetrix entered into an agreement with AIO Systems, Ltd. to expand its infrastructure asset management technology offerings for telecommunications towers, energy sites and in North America. Under the agreement, OmniMetrix has exclusive rights to market, distribute, integrate, and sell AIO’s cloud-based monitoring and analytics solutions under the OmniMetrix brand in the United States, Canada, and Mexico, significantly expanding Acorn’s product portfolio and addressable market. The partnership leverages AIO’s globally deployed technology and provides for shared equipment and monitoring revenues, with a phased rollout and limited near-term revenue contribution expected as integration and market expansion efforts progress.

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

On September 9, 2026, OmniMetrix acquired substantially all of the assets of Generator Solutions, Inc., a provider of remote monitoring systems for standby generators under the “Gen-Tracker” brand name, for total contractual consideration of $3.5 million, consisting of $1.0 million in cash paid at closing on September 9, 2026 (the “Acquisition Date”) and deferred cash payments of $450,000 per year on each of the first four anniversaries of the Acquisition Date and $700,000 on the fifth anniversary of the Acquisition Date. Gen-Tracker monitors generator readiness through the automatic transfer switch rather than the generator’s engine controller, which allows it to monitor generators of virtually any make, model or age, including older units that predate modern controllers. The acquisition expands our PG customer base and dealer network, and the four full-time Generator Solutions employees have joined OmniMetrix. Based on its unaudited historical records, Generator Solutions invoices approximately $1.1 million in annual recurring monitoring sales and approximately $400,000 in annual hardware sales. See Note 14 to the unaudited condensed consolidated financial statements included in this quarterly report.

On August 17, 2026, Acorn entered into a letter agreement with the former Chief Executive Officer of OmniMetrix under which he exchanged the 100 shares of Series A preferred stock of OMX Holdings, Inc. held by him, together with all of his other rights in the equity of OMX Holdings, Inc., including accrued and unpaid dividends of approximately $28,500, for 25,096 shares of Acorn common stock. No cash was exchanged. OMX holds 100% of the equity interests of OmniMetrix, and, as a result of this transaction, OmniMetrix is now wholly owned by Acorn and the Company no longer has a non-controlling interest. See Note 9 to the unaudited condensed consolidated financial statements included in this quarterly report.

OVERVIEW AND TREND INFORMATION

Acorn Energy, Inc. (“Acorn” or “the Company”) is a holding company focused on technology-driven solutions for energy infrastructure asset management. We provide the following services and products through our OmniMetrixTM, LLC (“OmniMetrix”) subsidiary:

●	Power Generation (“PG”). OmniMetrix’s PG services provide wireless remote monitoring and control systems and Internet of Things (“IoT”) applications for commercial/industrial and residential power generation equipment. In 2025, we launched the Omni family of products—the OmniPro commercial monitor and the Omni residential monitor—built on a new proprietary common communications core called the OCOM, a platform designed to enhance connectivity, reliability and performance in remote monitoring systems. These products are replacing our legacy TrueGuard and AIRGuard product lines, offering enhanced flexibility, expandability, and improved connectivity with easier installation. Following the Gen-Tracker Acquisition in September 2026, PG also includes the Gen-Tracker product line: the GTU Series, which monitors standby generators of virtually any make, model or age through the automatic transfer switch, and the MBX Series, which connects directly to the generator controller. OmniMetrix also offers the Smart Annunciator product for commercial customers who require a visual representation of generator status via a touchscreen display.

●	Cathodic Protection (“CP”). OmniMetrix’s CP services provide remote monitoring and control products for cathodic protection systems on gas pipelines serving the gas utilities market and pipeline operators. The CP product lineup includes solutions to remotely monitor and control rectifiers, test stations and bonds. In 2025, we launched the RADex, an OCOM-based expansion of our RAD™ (Remote AC Mitigation Disconnect) that adds cathodic protection measurements while retaining the ability to remotely disconnect/connect AC mitigation tools on solid-state decouplers, reducing expense and increasing employee safety.

●	Infrastructure Solutions (“IS”). OmniMetrix’s IS services provide smart infrastructure monitoring hardware, software and solutions for telecommunications, energy and data center infrastructure asset management in the North American market. Under a Technology Partnership Agreement effective January 1, 2026 with AIO Systems Ltd. (“AIO”), an Israel-based technology company, OmniMetrix has the exclusive right to market, distribute, integrate and sell, on a white-label basis, AIO’s IoT monitoring controllers, sensors, power management devices, security products, environmental monitoring equipment, and a cloud-based Management-of-Management (MOM) platform that provides centralized monitoring, alerting, ticketing and workflow orchestration for telecommunications towers, energy sites and data centers. Revenue in the IS segment is expected to be derived from hardware product sales, recurring monitoring service contracts and other bundled arrangements. The IS segment had no revenue for the nine months ended September 30, 2026 as operations were in the pre-revenue stage.

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

Since August 17, 2026, OmniMetrix has been wholly owned by Acorn. Prior to that date, Acorn owned 99% of OmniMetrix, with 1% owned by the former CEO of OmniMetrix.

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

Critical Accounting Estimates

In preparing the financial statements, management is required to make estimates and assumptions that have an impact on the asset, liability, revenue and expense amounts reported. These estimates can also affect our supplemental information disclosures, including information about contingencies, risk and financial condition. We believe, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to U.S. GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. We make routine estimates and judgments in determining net realizable value of accounts receivable, inventories, property and equipment, prepaid expenses, product warranties and other reserves as well as the amortization period for deferred commissions payable. Management believes our most critical accounting estimates and assumptions are in the areas of the valuation allowance and the purchase price allocation for the Gen-Tracker Acquisition.

Valuation Allowance

We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified.

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

The Company currently has a three-year cumulative income position which is positive evidence that it is more likely than not the deferred tax assets will be realized. During the three months ended September 30, 2026, we recorded a discrete reduction in the valuation allowance of $780,000 associated with the realizability of deferred tax assets due to the tax treatment of capitalized research and development costs and changes to the forecast. As of September 30, 2026, we believe, based on our projections, that a partial valuation allowance of $9,546,000 continues to be necessary against our deferred tax assets. Uncertainty exists related to the generation of future hardware and monitoring revenue, nonetheless the Company believes sufficient positive evidence exists which supports the partial reversal of the valuation allowance. At this time, however, we cannot assure you that we will be successful in doing so. Accordingly, our management will continue to assess the need for this valuation allowance and will make adjustments when appropriate.

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

Purchase Price Allocation

We accounted for the Gen-Tracker Acquisition as a business combination under ASC 805, which requires us to allocate the purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values at the Acquisition Date, with any excess recorded as goodwill. With the assistance of an independent valuation firm, we estimated the fair values of the acquired intangible assets using income-based approaches. Customer relationships ($1,730,000) were valued based on the present value of the projected cash flows attributable to the acquired customer base, after charges for the contributory assets used to generate those cash flows. The trade name ($67,000) was valued using the relief-from-royalty method, and the non-compete agreement ($50,000) was valued based on the estimated cash flows that would be lost if the sellers were to compete, weighted by the probability that they would compete and succeed in doing so. The deferred purchase consideration was recorded at its present value of $2,059,000, using a discount rate of 6.38% that reflects our estimated borrowing rate.

The most significant assumptions used in these valuations include projected revenue and operating margins of the acquired business, an annual customer attrition rate of 2%, a royalty rate of 1.0% for the trade name, the estimated probabilities of competition by the sellers, a discount rate of 12.6% applied to the intangible assets, and the estimated useful lives of the acquired intangible assets. These assumptions are inherently uncertain. Different assumptions, particularly about customer attrition, projected cash flows or the discount rate, could have materially changed the amounts allocated to identifiable intangible assets and goodwill ($1,443,000), as well as future amortization expense.

The purchase price allocation is preliminary because the independent valuation of the acquired intangible assets had not been finalized as of the date of this report. During the measurement period, which will not exceed one year from the Acquisition Date, we may adjust the provisional amounts if we obtain new information about facts and circumstances that existed at the Acquisition Date. Any such adjustments would change the amounts recorded for intangible assets and goodwill and could affect future amortization expense. See Note 14 to the condensed consolidated financial statements.

Results of Operations

The following tables set forth certain information with respect to the unaudited condensed consolidated results of operations of the Company for the nine- and three-month periods ended September 30, 2026 and 2025, including the percentage of total revenues during each period attributable to selected components of the operations statements data and for the period-to-period percentage changes in such components. For segment data, see Notes 11 and 12 to the unaudited condensed consolidated financial statements included in this quarterly report.

	Nine months ended September 30,
	2026		2025		Change
	($,000)	% of revenues	($,000)	% of revenues	From 2025 to 2026
Revenue	$7,307	100%	$9,101	100%	(20)%
COGS	1,385	19%	2,191	24%	(37)%
Gross profit	5,922	81%	6,910	76%	(14)%
R&D expenses	742	10%	823	9%	(10)%
SG&A expenses	4,744	65%	4,377	48%	8%
Operating income	436	6%	1,710	19%	(75)%
Interest income, net	87	1%	85	1%	2%
Income before income taxes	523	7%	1,795	20%	(71)%
Income tax (benefit) expense	(650)	(9)%	331	4%	(296)%
Net income	1,173	16%	1,464	16%	(20)%
Non-controlling interest share of net income	(16)	* %	(28)	* %	(43)%
Net income attributable to Acorn Energy, Inc.	$1,157	16%	$1,436	16%	(19)%

*Result is less than 1% or not meaningful.

	Three months ended September 30,
	2026		2025		Change
	($,000)	% of revenues	($,000)	% of revenues	from 2025 to 2026
Revenue	$2,591	100%	$2,478	100%	5%
COGS	504	19%	533	22%	(5)%
Gross profit	2,087	81%	1,945	78%	7%
R&D expenses	248	10%	267	11%	(7)%
SG&A expense	1,649	64%	1,519	61%	9%
Operating income	190	7%	159	6%	19%
Interest income, net	24	1%	34	1%	(29)%
Income before income taxes	214	8%	193	8%	11%
Income tax (benefit) expense	(730)	(28)%	(65)	(3)%	1,023%
Net income	944	36%	258	10%	266%
Non-controlling interest share of net income	(4)	* %	(6)	* %	(33)%
Net income attributable to Acorn Energy, Inc.	$940	36%	$252	10%	273%

*Result is less than 1% or not meaningful.

Revenue for the nine- and three-month periods ended September 30, 2026 and 2025

Revenue decreased by $1,794,000, or 19.7%, from $9,101,000 in the nine-month period ended September 30, 2025 to $7,307,000 in the nine-month period ended September 30, 2026. Hardware revenue decreased by $2,037,000, or 41.1%, from $4,952,000 in the nine-month period ended September 30, 2025 to $2,915,000 in the nine-month period ended September 30, 2026. The decrease was primarily due to a $1,779,000 decrease in sales under the Material Contract and a $632,000 decrease in amortization of deferred hardware revenue, from $800,000 to $168,000, as the remaining balance of hardware revenue deferred on legacy product versions was fully recognized during the period. These decreases were partially offset by increases of $199,000 in other hardware sales, $139,000 in accessories, services, shipping and miscellaneous charges, and $36,000 in sales of custom designed units and related accessories. Monitoring revenue increased by $243,000, or 5.9%, from $4,149,000 in the nine-month period ended September 30, 2025 to $4,392,000 in the nine-month period ended September 30, 2026. The increase in monitoring revenue was due to an increase in the number of connections being monitored and growth in our customer base, including the customers acquired in the Gen-Tracker Acquisition. Revenue for the nine- and three-month periods ended September 30, 2026 includes $78,000 attributable to the Gen-Tracker operations from the September 10, 2026 acquisition date, consisting of $68,000 of monitoring revenue and $10,000 of hardware revenue, with related gross profit of $62,000.

As discussed above, OmniMetrix has three reportable segments, PG, CP and IS. Of the $7,307,000 in revenue recognized in the nine-month period ended September 30, 2026, $6,892,000 was generated by PG activities and $415,000 was generated by CP activities. This represents a decrease in revenue from PG activities of $1,615,000, or 19%, from $8,507,000 in the nine-month period ended September 30, 2025, and a decrease in revenue from CP activities of $179,000, or 30%, from $594,000 in the nine-month period ended September 30, 2025. The IS segment remained in a pre-revenue stage and generated no revenue in either period. The decrease in PG revenue was primarily due to the sales under our Material Contract in the prior year period and the decrease in revenue recognized from amortization of deferred hardware, as we recognized the remaining balance of revenue that was previously deferred of $5,000 and $168,000, during the three and nine-month periods ended September 30, 2026, respectively. The decrease in CP revenue was due to fewer CP hardware sales in the current-year period as compared to the prior-year period.

Revenue increased by $113,000, or 4.6%, from $2,478,000 in the three-month period ended September 30, 2025 to $2,591,000 in the three-month period ended September 30, 2026. As compared to the three-month period ended September 30, 2025, hardware revenue increased $123,000, or 13.4%, while monitoring revenue decreased $10,000, or 0.6%. These amounts include $10,000 of hardware revenue and $68,000 of monitoring revenue from the acquired Gen-Tracker operations. Excluding the acquired operations and the impact of the policy we implemented in 2025 of recognizing the deferred monitoring revenue of units sold more than 24 months earlier that had not been installed, monitoring revenue increased $70,000, or 5.1%, from $1,382,000 in the three-month period ended September 30, 2025 to $1,452,000 in the three-month period ended September 30, 2026, primarily due to an increase in the number of connections being monitored. Under our policy, deferred monitoring revenue for units sold more than 24 months earlier that have not yet been installed is recognized into revenue at that point. Revenue recognized for these units was $30,000 in the three- and nine-month periods ended September 30, 2026, compared to $178,000 in the three- and nine-month periods ended September 30, 2025. Hardware revenue increased $323,000, or 45.9%, from $703,000 in the three-month period ended September 30, 2025 to $1,026,000 in the three-month period ended September 30, 2026, excluding the acquired operations and amortization of deferred hardware revenue of $5,000 and $215,000 in the three-month periods ended September 30, 2026 and 2025, respectively. The increase was due to an increase of $129,000 in general hardware sales, $98,000 in accessories, services, shipping and miscellaneous charges, $79,000 from sales under the Material Contract, and $17,000 from custom designed units and related accessories. The decrease in amortization of deferred hardware revenue reflects the September 1, 2023 launch of updated product versions whose hardware functions independently of our monitoring services and is therefore recognized as revenue upon shipment. Revenue from the prior product versions, which could not function independently of our monitoring services, was deferred and recognized over the estimated three-year life of the units. The remaining balance of deferred hardware revenue was fully recognized as of September 30, 2026. Despite the return to year-over-year growth in the third quarter, revenue for the nine-month period was below the prior-year period, primarily due to $2,214,000 in sales under the Material Contract and the impact of the decreasing amortization of deferred hardware revenue in the current year period as reflected in the table below. Of the $2,591,000 in revenue recognized in the three-month period ended September 30, 2026, $2,442,000 was generated by PG activities and $149,000 was generated by CP activities. In the three-month period ended September 30, 2026, as compared to the three-month period ended September 30, 2025, revenue from PG activities increased $182,000, or 8%, from $2,260,000, and revenue from CP activities decreased $69,000, or 32%, from $218,000.

Hardware revenue during the nine- and three-month periods ended September 30, 2026 and 2025 is further detailed in the table below (in thousands):

	Nine months ended September 30,		Three months ended September 30,
Reconciliation of Hardware Revenue	2026	2025	2026	2025
Amortization of deferred revenue	$168	$800	$5	$215
Sales of custom designed units and related accessories	94	58	17	—
Hardware sales	2,128	3,708	766	548
Other accessories, services, shipping and miscellaneous charges	525	386	253	155
Total hardware revenue	$2,915	$4,952	$1,041	$918

Gross profit for the nine- and three-month periods ended September 30, 2026 and 2025

Gross profit for the nine-month period ended September 30, 2026 was $5,922,000, reflecting a gross margin of 81.0%, compared with a gross profit of $6,910,000, reflecting a gross margin of 75.9%, for the nine-month period ended September 30, 2025.

Gross margin on hardware revenue for the nine-month period ended September 30, 2026 was 60.0% compared to 60.2% for the nine-month period ended September 30, 2025. Gross margin on monitoring revenue for the nine-month periods ended September 30, 2026 and 2025 was 95.0% and 94.7%, respectively.

Gross profit for the three-month period ended September 30, 2026 was $2,087,000, reflecting a gross margin of 80.5%, compared with a gross profit for the three-month period ended September 30, 2025 of $1,945,000, reflecting a gross margin of 78.5%. Gross margin on hardware revenue for the three-month period ended September 30, 2026 was 58.6% compared to 50.0% for the three-month period ended September 30, 2025. Gross margin on monitoring revenue was 95.3% for both of the three-month periods ended September 30, 2026 and 2025.

Operating expenses for the nine- and three-month periods ended September 30, 2026 and 2025

R&D expense. During the nine-month periods ended September 30, 2026 and 2025, R&D expense was $742,000 and $823,000, respectively. During the three-month period ended September 30, 2026, OmniMetrix recorded $248,000 of R&D expense as compared to $267,000 in the three-month period ended September 30, 2025. The decrease in R&D expense in the nine-month period ended September 30, 2026 of approximately $81,000 is related to a decrease in expenses and materials paid to third-party consultants offset by salary increases granted to our engineering personnel effective January 1, 2026.

Selling, general and administrative expense. SG&A expense of the consolidated entities in the nine-month period ended September 30, 2026 reflected an increase of $367,000, or 8.4%, as compared to the nine-month period ended September 30, 2025. OmniMetrix’s SG&A expense increased $265,000, or 8.2%, from $3,245,000 in the nine-month period ended September 30, 2025 to $3,510,000 in the nine-month period ended September 30, 2026. This increase was primarily due to an increase of (i) $188,000 in personnel expenses due to compensation increases and staff additions, (ii) $57,000 in facility expenses due to the rate increase in our office space lease which was amended June 20, 2025 and the addition of the short-term lease for the Gen-Tracker office in Minnesota, (iii) $54,000 in travel and trade show expenses, (iv) $14,000 in expenses related to our pursuit of ISO 27001 certification, (v) $71,000 in acquisition-related costs for the Gen-Tracker Acquisition and (vi) $67,000 in other expenses in the aggregate, offset by decreases of (vii) $176,000 in commission expenses as the prior year period was significantly higher due to the commissions earned related to the Material Contract and (viii) $10,000 in technology expenses. Corporate SG&A expense increased $102,000, or 9.0%, from $1,132,000 in the nine-month period ended September 30, 2025 to $1,234,000 in the nine-month period ended September 30, 2026. This increase was due to an increase of $272,000 in stock compensation expense due to a higher number of options being issued to our officers and directors in January 2026 than in historical periods and the higher stock price and related volatility offset by a net decrease of $170,000 in other public company expenses due to the 2025 period having higher legal fees related to our NASDAQ listing and higher tax professional fees related to our 382 study.

SG&A expense of the consolidated entities in the three-month period ended September 30, 2026 reflected an increase of $130,000, or 8.6%, as compared to the three-month period ended September 30, 2025. OmniMetrix’s SG&A expense increased $214,000, or 20.0%, from $1,072,000 in the three-month period ended September 30, 2025 to $1,286,000 in the three-month period ended September 30, 2026. This increase was primarily due to increases of (i) $71,000 in acquisition-related costs for the Gen-Tracker Acquisition, (ii) $62,000 in personnel expenses, (iii) $30,000 in travel and trade show expenses, (iv) $14,000 in expenses related to our pursuit of ISO 27001 certification, (v) $10,000 in facility expenses, (vi) $8,000 in commission expenses and (vii) $54,000 in other expenses in the aggregate, offset by a decrease of (viii) $35,000 in technology expenses. Corporate SG&A expense decreased $84,000, or 18.8%, from $447,000 in the three-month period ended September 30, 2025 to $363,000 in the three-month period ended September 30, 2026. This decrease was due to a decrease of $153,000 in other corporate overhead expenses, primarily because the 2025 period included higher legal fees related to our NASDAQ listing and higher tax professional fees related to our Section 382 Study, offset by an increase of $69,000 in stock compensation expense.

Net income attributable to Acorn Energy. We recognized net income attributable to Acorn stockholders of $1,157,000 in the nine-month period ended September 30, 2026, compared to net income attributable to Acorn stockholders of $1,436,000 in the nine-month period ended September 30, 2025. Our net income during the nine-month period ended September 30, 2026 is comprised of pre-tax net income at OmniMetrix of $1,756,000 plus a federal income tax benefit of $671,000, less state income taxes of $21,000 offset by corporate expenses, net of interest income, of $1,233,000, and the non-controlling interest share of our income from OmniMetrix of $16,000. Our net income during the nine-month period ended September 30, 2025 is comprised of pre-tax net income at OmniMetrix of $2,924,000 less federal income taxes of $253,000 and state income taxes of $78,000 offset by corporate expenses, net of interest income, of $1,129,000, and the non-controlling interest share of our income from OmniMetrix of $28,000. Income before income taxes decreased $1,272,000, from $1,795,000 in the nine-month period ended September 30, 2025 to $523,000 in the nine-month period ended September 30, 2026, primarily due to lower pre-tax income at OmniMetrix and higher corporate expenses. This decrease was largely offset by a $981,000 favorable change in income taxes, from net income tax expense of $331,000 in the 2025 period to a net income tax benefit of $650,000 in the 2026 period, primarily as a result of the discrete valuation allowance release described below. As a result, net income decreased by only $291,000 (and net income attributable to Acorn stockholders by $279,000).

For the three-month period ended September 30, 2026, we recognized net income attributable to Acorn stockholders of $940,000, compared to a net income attributable to Acorn stockholders of $252,000 for the three-month period ended September 30, 2025. Our net income during the three-month period ended September 30, 2026 is comprised of pre-tax net income at OmniMetrix of $577,000 plus a federal income tax benefit of $736,000, less state income taxes of $6,000 offset by corporate expenses, net of interest income, of $363,000, and the non-controlling interest share of our income from OmniMetrix of $4,000. Our net income during the three-month period ended September 30, 2025 is comprised of pre-tax net income at OmniMetrix of $639,000 plus a federal income tax benefit of $84,000, less state income taxes of $19,000 offset by corporate expenses, net of interest income, of $446,000, and the non-controlling interest share of income from OmniMetrix of $6,000. Net income attributable to Acorn stockholders for the three-month period ended September 30, 2026 increased $688,000, from $252,000 to $940,000, compared to the three-month period ended September 30, 2025, while income before income taxes increased only $21,000, from $193,000 to $214,000. The majority of the increase in net income resulted from the increase in the income tax benefit from $65,000 in the 2025 period to $730,000 in the 2026 period. Accordingly, the significant increase in net income for the quarter was primarily driven by income taxes, principally the discrete valuation allowance release described below.

The income tax benefits recognized in the nine- and three-month periods ended September 30, 2026 were primarily due to a discrete tax benefit of approximately $780,000 from a partial release of the valuation allowance on our deferred tax assets. Excluding this discrete item, we would have recognized income tax expense of approximately $130,000 and $50,000 in the nine- and three-month periods ended September 30, 2026, respectively. It is our current position to elect under Section 59(e) of the Internal Revenue Code to amortize our domestic research and experimental expenditures over a longer recovery period. This lowers our annual tax amortization of these costs and increases our projected taxable income in the near term. In addition, our updated forecasts reflect higher expected future earnings due to the recent acquisition. As a result, we now expect to use certain federal net operating loss carryforwards that were previously expected to expire unused. Based on this positive evidence, we concluded that it is more likely than not that approximately $780,000 of the related net operating loss deferred tax assets will be realized, and we therefore released the corresponding valuation allowance as a discrete item in the period. We continue to maintain a valuation allowance of $9,546,000 against deferred tax assets whose realization remains uncertain.

Liquidity and Capital Resources

At September 30, 2026, we had working capital of $2,449,000. Our working capital includes $4,458,000 of cash and deferred revenue of $3,643,000. Such deferred revenue does not require a significant cash outlay for the revenue to be recognized. Deferred revenue at September 30, 2026 includes $522,000 related to the Gen-Tracker Acquisition, representing the $590,000 of deferred revenue assumed at the Acquisition Date less $68,000 recognized as monitoring revenue through September 30, 2026. Generator Solutions collected the cash for these services before the Acquisition Date, so the Company will incur the cost of providing them without receiving the related cash.

Net cash increased by $4,000 during the nine-month period ended September 30, 2026, compared to an increase of $1,841,000 during the nine-month period ended September 30, 2025. Net cash provided by operating activities was $1,276,000 in the nine-month period ended September 30, 2026, compared to $1,795,000 in the nine-month period ended September 30, 2025. Net cash used in investing activities was $1,282,000 in the nine-month period ended September 30, 2026, which included $1,000,000 of cash paid at closing for the Gen-Tracker Acquisition and $250,000 paid pursuant to the technology partnership agreement with AIO executed January 1, 2026, compared to $25,000 in the nine-month period ended September 30, 2025. Net cash provided by financing activities was $10,000 in the nine-month period ended September 30, 2026, consisting of stock option exercise proceeds, compared to $71,000 in the nine-month period ended September 30, 2025.

Liquidity

The Company expects that its existing cash as of September 30, 2026 of $4,458,000 will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these financial statements.

Contractual Obligations and Commitments

In connection with the Gen-Tracker Acquisition described in Note 14 to the unaudited condensed consolidated financial statements included in this quarterly report, OmniMetrix paid $1.0 million in cash at closing on September 9, 2026 (the “Acquisition Date”), which is included in cash used in investing activities for the nine-month period ended September 30, 2026, and is obligated to make deferred cash payments totaling $2.5 million, consisting of $450,000 per year on each of the first four anniversaries of the Acquisition Date and $700,000 on the fifth anniversary of the Acquisition Date. These deferred payments are guaranteed by Acorn and are subject to acceleration upon certain events, including a sale of OmniMetrix or the acquired business, in which case the remaining payments would become due earlier than scheduled. We expect to fund these payments from existing cash and cash generated from operations. These deferred payments are included in the table below.

The table below provides information concerning obligations under certain categories of our contractual obligations as of September 30, 2026.

CASH PAYMENTS DUE TO CONTRACTUAL OBLIGATIONS

	Twelve-Month Periods Ending September 30, (in thousands)
	Total	2027	2028-2029	2030-2031	2032 and thereafter
Software agreements	$5	$5	$—	$—	$—
Operating leases*	1,153	339	502	312	—
Contractual services	175	175	—	—	—
Purchase commitments**	1,007	1,007	—	—	—
Deferred acquisition consideration***	2,500	450	900	1,150	—
Total contractual cash obligations	$4,840	$1,976	$1,402	$1,462	$—

*Reflects the gross (undiscounted) payments due under the Company’s operating leases, including a short-term lease that is not recognized as an operating lease liability on the condensed consolidated balance sheet. Excludes rent to be received under the sublease.

**Reflects open purchase orders for components/parts to be delivered over the next twelve months as sales forecast requires.

***Represents undiscounted deferred cash payments due to Generator Solutions, Inc. under the asset purchase agreement for the Gen-Tracker Acquisition (see Note 14 to the unaudited condensed consolidated financial statements included in this quarterly report). The present value of these payments, $2,067,000, is recorded as deferred consideration on the condensed consolidated balance sheet at September 30, 2026.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 5.	OTHER INFORMATION

During the third quarter of fiscal year 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 9, 2023).

3.2	Amended By laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 9, 2023).

4.1	Description of the Registrant’s common stock (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 5, 2026).

4.2	Amended and Restated Articles of Incorporation of OMX Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016)

#10.1	Share Exchange Agreement, dated August 17, 2026, between the Registrant and Walter Czarnecki.

#10.2	Asset Purchase Agreement, dated as of September 9, 2026, between Generator Solutions, Inc., and OmniMetrix, LLC.

10.3	Acorn Energy, Inc. 2026 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A filed on August 3, 2026).

#10.4	Forms of Option Award Certificate and Option Award Agreement under the Registrant’s 2026 Stock Incentive Plan.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#101.1	The following financial statements from Acorn Energy’s Form 10-Q for the quarter ended September 30, 2026, filed on November 5, 2026, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

#104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	This exhibit is filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its principal financial officer thereunto duly authorized.

ACORN ENERGY, INC.

Dated: November 5, 2026

	By:	/s/ TRACY S. CLIFFORD
Tracy S. Clifford
Chief Financial Officer

